Form 10-Q
period 2021-09-30
Expensify, Inc.
filed 2021-12-23
CIK 1476840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 001-41043
___________________________________
Expensify, Inc.
___________________________________
(Exact name of registrant as specified in its charter)

Delaware	27-0239450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
401 SW 5th Ave Portland Oregon	97209
(Address of Principal Executive Offices)	(Zip Code)
(475) 221-8402
Registrant’s telephone number, including area code
___________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	EXFY	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
The registrant had outstanding 67,519,744 shares of Class A common stock, par value of $0.0001 per share, 7,332,640 shares of LT10 common stock, par value $0.0001 per share, and 6,224,160 shares of LT50 common stock, par value $0.0001 per share as of December 20, 2021.

Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the effects of the COVID-19 pandemic and the end of the COVID-19 pandemic on our business, results of operations and financial condition, and the global economy generally;
•our expectations regarding our financial performance and future operating performance;
•our ability to attract and retain members, expand usage of our platform, sell subscriptions to our platform and convert individuals and organizations into paying customers;
•the timing and success of new features, integrations, capabilities and enhancements by us, or by competitors to their products, or any other changes in the competitive landscape of our market;
•the amount and timing of operating expenses and capital expenditures that we may incur to maintain and expand our business and operations to remain competitive;
•the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;
•our ability to make required payments under and to comply with the various requirements of our current and future indebtedness;
•our ability to effectively manage our exposure to fluctuations in foreign currency exchange rates;
•the increased expenses associated with being a public company;
•the size of our addressable markets, market share and market trends;
•anticipated trends, developments and challenges in our industry, business and the highly competitive markets in which we operate;
•our expectations regarding our income tax liabilities and the adequacy of our reserves;
•our ability to effectively manage our growth and expand our infrastructure and maintain our corporate culture;
•our ability to identify, recruit and retain skilled personnel, including key members of senior management;
•the safety, affordability and convenience of our platform and our offerings;
•our ability to successfully defend litigation brought against us;
•our ability to successfully identify, manage and integrate any existing and potential acquisitions of businesses, talent, technologies or intellectual property;
•general economic conditions in either domestic or international markets, including the societal and economic impact of the COVID-19 pandemic, and geopolitical uncertainty and instability;

•our protections against security breaches, technical difficulties, or interruptions to our platform;
•our ability to maintain, protect and enhance our intellectual property.
We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts and projections about future events and trends that we believe may affect our business, results of operations, financial condition and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements. Unless otherwise indicated or unless the context requires otherwise, all references in this document to “Expensify”, the “Company”, “we”, “us”, “our”, or similar references are to Expensify, Inc. Capitalized terms used and not defined above are defined elsewhere within this Quarterly Report on Form 10-Q.

Part I - Financial Information
Item 1. Financial Statements

1

Expensify, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share and per share data)

	As of September 30,	As of December 31,
	2021	2020
Assets
Cash and cash equivalents	$68,058	$34,401
Accounts receivable, net	13,608	10,024
Settlement assets	25,107	14,308
Prepaid expenses	3,813	927
Related party loan receivable, current	824	600
Other current assets	11,817	3,404
Total current assets	123,227	63,664
Capitalized software, net	6,607	3,722
Property and equipment, net	16,335	15,363
Lease right-of-use assets	2,588	3,733
Deferred tax assets, net	418	418
Other assets	712	833
Total assets	$149,887	$87,733
Liabilities, convertible preferred stock and stockholders' deficit
Accounts payable	$1,998	$2,328
Accrued expenses and other liabilities	23,200	3,535
Borrowings under line of credit	15,000	15,000
Current portion of long-term debt, net of issuance costs	547	2,454
Lease liabilities, current	1,540	1,575
Settlement liabilities	25,007	14,308
Total current liabilities	67,292	39,200
Lease liabilities, non-current	1,192	2,350
Deferred tax liabilities, net	916	916
Other liabilities	405	877
Long-term debt, net of issuance costs	52,093	30,321
Total liabilities	121,898	73,664
Commitments and contingencies (Note 12)
Convertible preferred stock, par value $0.0001; 4,203,139 shares authorized, issued and outstanding at September 30, 2021 and December 31, 2020 (aggregate liquidation preference of $24,929,457 at September 30, 2021 and December 31, 2020	45,105	45,105
Stockholders' deficit:
Common stock, par value $0.0001; 95,000,000 shares authorized: 36,240,800 and 29,366,940 shares issued and outstanding at September 30, 2021 and December 31, 2020 respectively	—	—
Additional paid-in capital	27,416	21,312
Subscriptions receivable (including accrued interest of $0)	(513)	—
Accumulated deficit	(44,019)	(52,348)
Total stockholders' deficit	(17,116)	(31,036)
Total liabilities, convertible preferred stock and stockholders' deficit	$149,887	$87,733

See accompanying notes to consolidated financial statements.
2

Expensify, Inc.
Consolidated Statements of Income
(unaudited, in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue	$37,447	$21,694	$102,471	$62,335
Cost of revenue, net	18,197	8,443	33,768	23,881
Gross margin	19,250	13,251	68,703	38,454
Operating expenses:
Research and development	2,167	2,268	8,138	4,645
General and administrative	18,333	14,579	35,827	24,717
Sales and marketing	7,608	1,491	14,555	7,814
Total operating expenses	28,108	18,338	58,520	37,176
(Loss) income from operations	(8,858)	(5,087)	10,183	1,278
Interest and other expenses, net	(1,054)	(646)	(2,560)	(2,160)
(Loss) income before income taxes	(9,912)	(5,733)	7,623	(882)
Benefit (provision) for income taxes	3,567	(1,205)	706	(2,570)
Net (loss) income	$(6,345)	$(6,938)	$8,329	$(3,452)

Less: income allocated to participating securities	—	—	(5,625)	—
Net (loss) income attributable to common stockholders	$(6,345)	$(6,938)	$2,704	$(3,452)
Net (loss) income per share attributable to common stockholders:
Basic	$(0.18)	$(0.25)	$0.09	$(0.13)
Diluted	$(0.18)	$(0.25)	$0.07	$(0.13)
Weighted-average shares of common stock used to compute net (loss) income per share attributable to common stockholders:
Basic	34,490,860	27,951,536	31,301,387	27,095,925
Diluted	34,490,860	27,951,536	41,452,880	27,095,925

See accompanying notes to consolidated financial statements.
3

Expensify, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit
Three Months Ended September 30
(unaudited, in thousands, except share and per share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Subscriptions Receivable	Accumulated deficit	Total stockholders' (deficit) equity
	Shares	Amount	Shares	Amount
Three months ended September 30, 2021
Balance at June 30, 2021	4,203,139	$45,105	34,780,520	$—	$25,641	$(1,760)	$(37,674)	$(13,793)
Issuance of common stock upon exercise of stock options	—	—	1,460,280	—	644	1,247	—	1,891
Vesting of early exercised stock options	—	—	—	—	234	—	—	234
Stock-based compensation	—	—	—	—	897	—	—	897
Net loss	—	—	—	—	—	—	(6,345)	(6,345)
Balance at September 30, 2021	4,203,139	$45,105	36,240,800	$—	$27,416	$(513)	$(44,019)	$(17,116)

Three months ended September 30, 2020
Balance at June 30, 2020	4,203,139	$45,105	27,872,130	$—	$3,670	$—	$(47,152)	$(43,482)
Issuance of common stock upon exercise of stock options	—	—	93,190	—	249	—	—	249
Stock-based compensation	—	—	—	—	11,765	—	—	11,765
Net loss	—	—	—	—	—	—	(6,938)	(6,938)
Balance at September 30, 2020	4,203,139	$45,105	27,965,320	$—	$15,684	$—	$(54,090)	$(38,406)

See accompanying notes to consolidated financial statements.
4

Expensify, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit
Nine Months Ended September 30
(unaudited, in thousands, except share and per share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Subscriptions Receivable	Accumulated deficit	Total stockholders' (deficit) equity
	Shares	Amount	Shares	Amount
Nine months ended September 30, 2021
Balance at December 31, 2020	4,203,139	$45,105	29,366,940	$—	$21,312	$—	$(52,348)	$(31,036)
Issuance of common stock upon exercise of stock options	—	—	6,873,860	—	3,375	(513)	—	2,862
Vesting of early exercised stock options	—	—	—	—	234	—	—	234
Stock-based compensation	—	—	—	—	2,495	—	—	2,495
Net income	—	—	—	—	—	—	8,329	8,329
Balance at September 30, 2021	4,203,139	$45,105	36,240,800	$—	$27,416	$(513)	$(44,019)	$(17,116)

Nine months ended September 30, 2020
Balance at December 31, 2019	4,203,139	$45,105	26,589,930	$—	$2,174	$—	$(50,638)	$(48,464)
Issuance of common stock upon exercise of stock options	—	—	1,375,390	—	559	—	—	559
Stock-based compensation	—	—	—	—	12,951	—	—	12,951
Net loss	—	—	—	—	—	—	(3,452)	(3,452)
Balance at September 30, 2020	4,203,139	$45,105	27,965,320	$—	$15,684	$—	$(54,090)	$(38,406)

See accompanying notes to consolidated financial statements.
5

Expensify, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$8,329	$(3,452)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	3,732	2,353
Reduction of operating lease right-of-use assets	552	1,120
Loss on impairment, receivables and sale or disposal of equipment	283	91
Stock-based compensation	2,495	12,951
Amortization of debt issuance costs	23	24
Deferred tax assets	—	2,304
Changes in assets and liabilities:
Accounts receivable	(3,865)	(229)
Related party loan receivables	(224)	—
Settlement assets	(3,344)	312
Prepaid expenses	(2,886)	(291)
Other current assets	1,212	(934)
Other assets	120	(287)
Accounts payable	(330)	(1,563)
Accrued expenses and other liabilities	18,870	162
Operating lease liabilities	(614)	(1,179)
Settlement liabilities	10,699	(16,084)
Other liabilities	(472)	310
Net cash provided (used) by operating activities	34,580	(4,392)
Cash flows from investing activities:
Purchase of property and equipment	(2,602)	(1,857)
Software development costs	(4,397)	(1,051)
Net cash used by investing activities	(6,999)	(2,908)
Cash flows from financing activities:
Principal payments of finance leases	(579)	(617)
Principal payments of term loan	(25,157)	(92)
Principal payments of line of credit	—	(1,000)
Proceeds from line of credit	—	9,613
Proceeds from term loan	45,000	—
Payments of deferred offering costs	(4,796)	—
Vesting of restricted common stock	234	—
Proceeds from issuance of common stock on exercise of stock options	2,862	559
Net cash provided by financing activities	17,564	8,463
Net increase in cash and cash equivalents	45,145	1,163
Cash and cash equivalents and restricted cash, beginning of period	46,878	34,801
Cash and cash equivalents and restricted cash, end of period	$92,023	$35,964
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,182	$2,186
Cash paid for income taxes	$6,910	$101
Noncash investing and financing items:
Right-of-use assets acquired with lease liabilities	$—	$1,260
Accrued deferred offering costs	$795	$—
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$68,058	$25,881
Restricted cash included in other current assets	5,989	1,666
Restricted cash included in other assets	47	45
Restricted cash included in settlement assets	17,929	8,372
Total cash, cash equivalents and restricted cash	$92,023	$35,964

See accompanying notes to consolidated financial statements.
6

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of business – Expensify, Inc. (Expensify or the Company), was incorporated in Delaware on April 29, 2009. Expensify offers a comprehensive expense management platform that integrates with a variety of third-party accounting applications, including QuickBooks Desktop, QuickBooks Online, Xero, NetSuite, Intacct, Sage, Microsoft Dynamics, MYOB and others. Expensify's product simplifies the way that employees and vendors manage and submit expense receipts and bills and provides efficiencies to companies for the payment of those bills. Expensify delivers its services over the internet to corporations and individuals under a license arrangement and offers unique pricing options for small and midsized businesses (SMB) and enterprises on a per-active-member basis. Expensify's customers are worldwide but primarily in the United States (U.S.).
In early 2020, Expensify launched the Expensify credit card (the Expensify Card). Expensify primarily distributes the Expensify Card to corporate customers in the U.S. that subsequently distribute the card to their employees for business use. The Expensify Card allows customers to have real-time control over their employees spending limits and compliance in addition to eReceipt reporting on purchases made.
Information regarding the subsidiaries of Expensify are as follows:
•Expensify established a wholly-owned subsidiary in the United Kingdom (UK), Expensify LTD., in 2015 that primarily serves to promote and market Expensify's services to customers and potential customers of Expensify in the UK.
•Expensify established a wholly-owned subsidiary in Australia, Expensify PTY LTD., in 2017 that primarily serves to promote and market Expensify's services to customers and potential customers of Expensify in Australia.
•Expensify established a wholly-owned subsidiary, 401 SW 5th Ave LLC, in 2019 with the subsidiary’s primary purpose to hold title to the commercial building purchased in Portland, Oregon.
•Expensify established a wholly-owned subsidiary, Expensify.org, in 2019 which is a nonprofit benefit organization. Expensify.org is included within the consolidated financial statements of Expensify as Expensify has both a majority voting interest in the board of Expensify.org and an economic interest in the organization. In early 2020 with the introduction of the Expensify Card, Expensify committed to donate 10% of its consideration received from a vendor for monetizing Expensify Card activities to Expensify.org in addition to lump sum discretionary contributions. Beginning in January 2021, an additional commitment was made to donate 25 cents for every dollar Expensify paid to white, male Expensify employees to Expensify.org to fund social justice and equity efforts. For the three months and nine months ended September 30, 2021, Expensify, Inc. contributed $1.5 million and $1.6 million to Expensify.org, respectively, and incurred additional commitments of $0.9 million to Expensify.org for which the intercompany contribution payment has not yet been made as of September 30, 2021. Payments are expected to be made to Expensify.org during the three months ended December 31, 2021. As of December 31, 2020, no commitments from Expensify, Inc. remained open for contribution. Expensify, Inc. did not contribute to Expensify.org during the three months and nine months ended September 30, 2020. All intercompany transactions and balances have been eliminated in consolidation. Any contributions from Expensify.org to a charitable organization is recorded as an expense within General and administrative expenses on the consolidated financial statements upon payment. Contributions from Expensify.org to a charitable organization have been immaterial to date.
•Expensify established wholly-owned subsidiaries, Expensify Canada Inc. and Expensify Netherlands B.V., in 2020 that primarily serve to promote and market Expensify's services to customers and potential customers of the Company in Canada and the Netherlands, respectively.

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

•Expensify established a wholly-owned subsidiary, Expensify Payments LLC, in 2020 that primarily serves as the licensed provider of money transmission services for Expensify with its expense management program.
•Expensify established a wholly-owned subsidiary, Expensify Lounge LLC, in 2021 that primarily serves to manage, promote and market Expensify's lounge operations in the United States.
Initial public offering – The Company’s registration statement on Form S-1 (the IPO Registration Statement) related to its initial public offering (IPO) was declared effective on November 9, 2021 and the Company’s Class A common stock began trading on the Nasdaq Global Select Market on November 10, 2021. On November 15, 2021, the Company closed its IPO of 11,190,392 shares of the Company's Class A common stock at $0.0001 par value per share (the Class A common stock), in which the Company sold 2,608,696 shares of Class A common stock, and the selling stockholders sold 8,581,696 shares of Class A common stock at an IPO price of $27.00 per share. This total sale of 11,190,392 shares of Class A common stock in the IPO includes the full exercise of the underwriters’ option to purchase an additional 1,459,616 shares of Class A common stock from certain selling stockholders at an IPO price of $27.00 per share. The Company did not receive any proceeds from the sale of shares of Class A Common Stock in the offering by the selling stockholders. The Company received aggregate net proceeds of approximately $57.5 million after deducting underwriting discounts and commissions of approximately $4.9 million and offering costs of approximately $8.0 million.
Immediately prior to the effectiveness of the IPO Registration Statement, the Company filed an Amendment to the Amended and Restated Certificate of Incorporation to create three classes of authorized common stock: Class A, LT10, and LT50 common stock. All shares of common stock then outstanding were reclassified as Class A common stock except for shares under the Company's exchange offer, which provided employees and other service providers the opportunity to exchange, on a one-for-one basis, their Class A common stock into LT10 or LT50 shares. Under this exchange offer, 13,556,800 shares of Class A common stock were exchanged for 7,332,640 shares of LT10 common stock and 6,224,160 shares of LT50 common stock. Upon closing of the IPO, all convertible preferred stock then outstanding, was converted into 42,031,390 shares of common stock on a ten-for-one basis and reclassified into Class A common stock. In addition, 430,080 shares of common stock warrants were converted to an equivalent number of shares of Class A common stock warrants.
Immediately prior to the closing of the IPO, the Company filed its Amended and Restated Certificate of Incorporation authorizing a total of 1,000,000,000 shares of Class A common stock which entitles holders to one vote per share; 25,000,000 shares of LT10 common stock, which entitles holders to 10 votes per share; and 25,000,000 shares of LT50 common stock, which entitles holders to 50 votes per share. In addition, the Amended and Restated Certificate of Incorporation authorized a total of 10,000,000 shares of undesignated preferred stock.
As the unaudited interim consolidated financial statements are as of September 30, 2021 and for the three months and nine months ended September 30, 2021 and 2020, the IPO and its related impacts to the financial statements are not reflected within this Quarterly Report on Form 10-Q, which the unaudited interim consolidated financial statements are part of.
Basis of presentation and principles of consolidation – The accompanying unaudited consolidated financial statements, include the accounts of Expensify and its wholly-owned subsidiaries (the Company), and have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP), and the applicable rules and regulations of the Securities and Exchange Commission (the SEC) for interim reporting. The consolidated balance sheet as of December 31, 2020 has been derived from our audited consolidated financial statements, which are included in the prospectus dated November 9, 2021, as filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, or the Prospectus. The accompanying consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in the Prospectus.

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
All intercompany transactions and balances have been eliminated in consolidation.
Stock split - On October 27, 2021, the Company effected a ten-for-one forward stock split of its common stock. All share and per share information has been retroactively adjusted to reflect the stock split for all periods presented.
Unaudited interim financial information – The accompanying interim consolidated balance sheet as of September 30, 2021, the consolidated statements of income, convertible preferred stock and stockholders' deficit for the three months and nine months ended September 30, 2021 and 2020, the consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, and the related notes to the financial statements for the interim financial information are unaudited. These unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our financial position, results of operations, comprehensive loss, changes in convertible preferred stock and stockholders’ deficit, and cash flows for the periods presented.
The consolidated statements of income for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Risks and uncertainties – The Company evaluates its operations periodically to determine if any risks and uncertainties exist that could impact its operations in the near term. During December 2019, the novel coronavirus (COVID-19) emerged and subsequently spread worldwide. The World Health Organization declared COVID-19 a global pandemic in March 2020, resulting in federal, state and local governments and private entities implementing various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. The Company has been actively monitoring COVID-19 and its impact globally. Management believes the remote working arrangements and travel restrictions imposed by various governmental jurisdictions as a result of COVID-19 had limited impact on the Company's ability to maintain internal operations during the three months and nine months ended September 30, 2021 and 2020, respectively.
The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition will depend on future developments that are highly uncertain, including the result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat it. The Company's estimates may be subject to change as new events occur and additional information emerges, and such changes will be recognized or disclosed in the consolidated financial statements as they become known. While the full lasting impact of the COVID-19 pandemic on the global economy and our customers remains uncertain, the Company believes that use of the platform will continue to rebound and increase as economies fully reopen and business travel resumes to pre-pandemic levels.
The Company does not believe that there are any significant risks that have not already been disclosed in the consolidated financial statements.
Use of estimates – The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and judgments are based on historical experience, forecasted events and various other assumptions that the Company believes to be reasonable under the circumstances. Estimates and judgments may differ under different assumptions or conditions. Estimates and judgments are evaluated on an ongoing basis. Actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

Significant estimates and assumptions by management affect the Company’s revenues, fair value of common stock, classification of employee and employee-related expenses, the useful lives and recoverability of long-lived assets, income taxes, stock-based compensation and cash bonuses to employees.
Foreign currency – The Company uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into the U.S. dollar at the end-of-period exchange rates except for prepaid expenses, property and equipment and related depreciation and amortization, and lease right-of-use assets and related amortization, which are remeasured at the historical exchange rates. Revenues and expenses are remeasured at average exchange rates in effect during each period. Gains or losses from foreign currency transactions are included in the consolidated statements of income.
Cash and cash equivalents – Cash consists of funds deposited with banks. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The recorded carrying amount of cash equivalents, which is cost plus accrued interest, if any, approximates fair value. As of September 30, 2021 and December 31, 2020, the Company had no cash equivalents.
Restricted cash – Restricted cash amounts included within Other assets on the consolidated balance sheets as of September 30, 2021 and December 31, 2020 relates to cash deposited with a commercial bank required as collateral for corporate credit cards issued by the respective commercial bank in the U.S. and UK as well as bank-to-bank transfers in the UK. These restricted cash amounts are considered immaterial. The Company also has an immaterial amount of cash required to be held within a trust account for monthly management and maintenance operating fees for the 401 SW 5th Ave commercial building owned by the Company and an immaterial amount of restricted cash to be held as a general short term reserve with a commercial bank for Expensify Payments LLC. These restricted cash amounts are included within Other current assets on the consolidated balance sheets.
In addition, cash in transit for funds held for the customers to the Company's payment processor and Expensify Card collateral for funds held for customers represent restricted cash maintained in segregated Company bank accounts that are held for the exclusive benefit of customers. The Company restricts the use of the assets underlying the funds held for customers to meet regulatory requirements and classifies the assets as current based on their purpose and availability to fulfill the Company’s direct obligation under funds due to customers. These restricted cash amounts are included within Other current assets on the consolidated balance sheets. Refer to Note 6 for the breakout of these amounts within Other current assets as of September 30, 2021 and December 31, 2020.
The Company also includes restricted cash amounts within Other current assets on the consolidated balance sheets for cash held by Expensify.org. This cash is restricted for use towards social justice and equity efforts of Expensify.org and classifies the assets as current based on their purpose and immediate availability towards fulfilling these efforts. Refer to Note 6 for the breakout of these amounts within Other current assets as of September 30, 2021 and December 31, 2020.
Restricted cash also includes amounts included within Settlement assets for funds held for customers that are deposited into a commercial bank account held by the Company for the benefit of the customers until remitted to the customer's members. Refer to the Settlement assets and liabilities policy note below for further detail.
Accounts receivable and allowance for doubtful accounts – Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of the accounts receivable. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Past due balances over 60 days and other higher risk amounts are reviewed individually for collectability. Based on management’s assessment, the Company provides for

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
estimated uncollectible amounts through a charge to earnings and a credit to an established allowance for doubtful accounts. Balances that remain outstanding after the Company has used reasonable collection efforts are written off no later than 90 days past due. The Company recorded allowance for doubtful accounts of approximately $0.2 million as of September 30, 2021. The Company recorded an immaterial amount of allowance for doubtful accounts as of December 31, 2020.
Concentrations of credit risk – Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with federally insured commercial banks in the United States that may at times exceed federally insured limits. Management believes that these financial institutions are financially sound, and the Company has not experienced material losses to date. The Company generally does not require collateral or other security in support of accounts receivable except for the restricted cash accounts discussed in the respective Restricted cash policy note above. There were no customers representing 10% or more of revenue during the three months and nine months ended September 30, 2021 and 2020. In addition, there were no customers representing 10% or more of accounts receivable as of September 30, 2021 and December 31, 2020.
Settlement assets and liabilities – Settlement assets and liabilities arise due to the time required between the approval of an expense reimbursement and settlement of funds in the member's account facilitated by a third-party vendor used by the Company for settlement. Funds are collected from customers by the Company and are deposited into a commercial bank account held by the Company for the benefit of the customers until remitted to the customer's members. Upon an approved request for expense reimbursement from customers, the Company initiates the transaction from its commercial bank accounts where funds are held and remits the funds directly to the customer's users after a clearing period of three business days, including the day of the transaction. For reimbursement of transactions through the Expensify Card, the clearing period is typically two business days, including the day of transaction, for the funds to be settled. The Company records settlement receivable and corresponding liability upon approval of the expense reimbursement. Settlement receivables are reported on the consolidated balance sheets when the approval of the expense reimbursement occurs until the funds are cleared in the Company's commercial bank account. The commercial bank account and settlement receivables roll up into the Settlement assets financial statement line item on the consolidated balance sheets. Any Settlement asset balance that remains outstanding after five business days is written off by the Company. Write offs related to the Settlement asset balances of the Company for the three months and nine months ended September 30, 2021 and 2020 were immaterial. The Company did not record an allowance for doubtful accounts against the Settlement assets as write offs to date have been immaterial. Settlement liability is reported on the consolidated balance sheets from when the expense reimbursement is approved until the funds are cleared in the member's account.
Leases – The Company determines if an arrangement is a lease at inception. Operating and finance leases are included in lease right-of-use (ROU) assets and lease liabilities in the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. The Company uses rates implicit in the lease, or if not readily available, its incremental borrowing rate, to calculate its ROU assets and liabilities. The operating and finance lease ROU assets also include any lease payments made before commencement and exclude lease incentives.
The Company’s lease terms may include options to extend or terminate the lease, and the Company includes those options in the lease terms when it is reasonably certain it will exercise them. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company made the policy election to account for short-term leases by recognizing the lease payments in the income statement on a straight-line basis over the lease term and not recognizing these leases on the Company’s consolidated balance sheets. Variable lease payments are recognized in the income

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

statement in the period in which the obligation for those payments is incurred. The Company has real estate and data center equipment lease agreements with lease and non-lease components for which the Company has made the accounting policy election to account for these agreements as a single lease component.
Property and equipment – Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, typically three years for computer equipment, five years for furniture and fixtures and thirty years for buildings. Land has an unlimited useful life and is not depreciated. Leasehold improvements and finance right-of-use assets are amortized over the lesser of the lease term or the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is reflected in the consolidated statements of income. To date, gains or losses from disposition of property and equipment have been immaterial.
Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No depreciation is recorded for construction in progress until such time as the relevant assets are completed and put into use. Construction in progress as of September 30, 2021 and December 31, 2020 represents leasehold improvements under installation.
Capitalized software development costs – The Company capitalizes internal and external costs directly related to obtaining or developing internal-use software during the application development stage of the projects. The Company's internal-use software is reported at cost less accumulated depreciation. Depreciation begins once the project is ready for its intended use, which is usually when the software code goes into production. The Company depreciates the asset on a straight-line basis over a period of three years, which is the estimated useful life. The Company evaluates whether a project should be capitalized if it adds significant functionality to its software. Maintenance activities or minor upgrades are expensed in the period performed.
The table below provides the Company’s capitalized software development costs (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Capitalized software development costs	$3,044	$348	$4,397	$1,051

Long-lived assets – Long-lived assets, primarily capitalized software development costs, property and equipment and lease right-of-use assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When indications of impairment are present and the estimated undiscounted future cash flows from the use of the assets is less than the assets’ carrying values, the related assets will be written down to fair value. Any impairment losses are included in general and administrative operating expenses on the consolidated statements of income. Impairment losses on long-lived assets were immaterial for the three months and nine months ended September 30, 2021 and 2020.
Deferred offering costs – Deferred offering costs consist primarily of accounting, legal, and other fees related to the IPO. The deferred offering costs will be offset against IPO proceeds within stockholders' equity upon completion of the IPO, which occurred on November 15, 2021. As of September 30, 2021, the Company capitalized $5.6 million of deferred offering costs, which are included within Other current assets on the consolidated balance sheets. As of December 31, 2020, the Company had no deferred offering costs that were capitalized.

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
Subscriptions receivable – The Company records stock issuances at the effective date of the transfer, sale or exercise. If the Company enters into an agreement to sell its stock and issue the stock before proceeds are received in one or more scheduled payments, the Company records the uncollected amounts as Subscriptions receivable. As of September 30, 2021, the Company had $0.5 million of Subscriptions receivable remaining. The Company had no Subscriptions receivable as of December 31, 2020. All amounts recorded relate to promissory notes the Company entered into with certain employees to exercise stock options. Each promissory note provided the Company with substantive recourse rights. See Note 8 for further detail over the promissory notes issued to exercise stock options.
In accordance with the requirements of Rule 5-02.29 of SEC Regulation S-X and Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 505-10-45-2, the Company records Subscriptions receivable as contra equity within Stockholders' deficit on the consolidated balance sheets and statements of convertible preferred stock and stockholders’ deficit.
Revenue recognition – The Company generates revenue from subscription fees paid by its customers to access and use the Company’s hosted software services, as well as standard customer support. The Company adopted Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) as of January 1, 2019, utilizing the full retrospective method of transition.
Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
Under Topic 606, the Company determines the amount of revenue to be recognized through the following five-step framework:
1.Identification of the contract, or contracts, with a customer;
2.Identification of the performance obligations in the contract;
3.Determination of the transaction price;
4.Allocation of the transaction price to the performance obligations in the contract; and
5.Recognition of revenue when, or as, the Company satisfies a performance obligation.
The Company’s contracts are either month-to-month arrangements billed monthly in arrears based on a specified number of members or annual arrangements billed monthly in arrears based on a minimum number of monthly members. Month-to-month contracts can be terminated by either party at any time without penalty. Annual subscription customers who wish to terminate their contracts before the end of the term are required to pay the remaining obligation in full plus any fees or penalties set forth in the agreement. In May 2020, the Company updated its terms of service, which resulted in annual contracts becoming noncancelable and a pricing change, which led to an increase in the per member price for paid members.
The Company charges its customers subscription fees for access to its platform based on the number of monthly members and level of service. The contractual price per member is based on either negotiated fees or rates published on the Company’s website. The Company’s contracts with customers include two performance obligations: access to the hosted software service (SaaS), inclusive of all features available within the platform and related customer support. The SaaS and the support are accounted for as a combined performance obligation because they have the same pattern of transfer over the same period and, therefore, are delivered concurrently. The Company satisfies its performance obligation over time each month as it provides the SaaS and support services to customers and as such generally recognizes revenue monthly based on the number of monthly members and contractual rate per member.

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

Certain annual contracts provide the customer the option to increase the minimum number of members and extend the contract term on a prospective basis or to purchase members beyond the minimum contracted number of members at a higher rate for a particular month. These options are accounted for when the customer exercises the option as they do not represent a material right and are accounted for as a contract modification when exercised by the customer.
Revenue is recognized net of applicable taxes imposed on the related transaction. The Company charges the customer on a monthly basis, in arrears, with typical payment terms being 30 days. A contract asset is the right to consideration for transferred goods or services and arises when the amount of revenue recognized exceeds amounts billed to a customer. As a result of a price increase in 2020 that was applicable to certain annual contracts and is being billed incrementally by the Company over a twelve month period, the Company recorded revenue for such contracts on a straight line basis over the twelve month period affected by the price increase. This resulted in contract assets that consist of unbilled receivables for revenue recognized in excess of billings. The Company recorded contract assets for unbilled receivables of $0.1 million and $1.2 million within Other current assets on the Company’s consolidated balance sheet as of September 30, 2021 and December 31, 2020, respectively. The contract asset will decrease as the price increase is applied to the amounts billed to customers, over the twelve month period. Since the Company's performance obligation is satisfied monthly, at any reporting period, the Company has no unsatisfied, or partially unsatisfied, performance obligations.
Cashback rewards – Beginning in August 2021, the Company offers a cashback rewards program to all customers based on volume of Expensify card transactions and SaaS subscription tier. Cashback rewards are earned on a monthly basis and paid out the following month. The Company considers their cashback payments to customers as consideration payable to a customer under the scope of ASC 606 and it is therefore recorded as contra revenue within Revenue on the consolidated statements of income. The Company records a cashback rewards liability that represents the consideration payable to customers for earned cashback rewards. Cashback reward liabilities are impacted over time by customers meeting eligibility requirements in conjunction with the SaaS subscription tier of the customer and timing of payments to customers. The accrued cashback rewards liability was $0.2 million as of September 30, 2021 and is recorded within Accrued expenses and other liabilities on the consolidated balance sheets. The cashback rewards cost, which is recorded as contra revenue within Revenue on the consolidated statements of income, was $0.3 million during the three and nine months ended September 30, 2021, respectively.
Stock-based compensation – The Company accounts for stock-based compensation under the fair value recognition and measurement provisions of U.S. GAAP. Those provisions require all stock-based awards granted to employees, including stock options and restricted stock units, to be measured based on fair value at the date of grant, with the resulting expense generally recognized in the consolidated statements of income over the period during which the employee is required to perform service in exchange for the award.
The Company utilizes the Black-Scholes option pricing model to determine the estimated fair value of stock options. The Company recognizes these stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Forfeitures are recorded as they occur.
The Black-Scholes option pricing model requires management to make a number of assumptions, including the fair value and expected volatility of the Company’s underlying common stock, expected life of the award, risk-free interest rate and expected dividend yield. The fair value of common stock is determined by the Board of Directors based on a number of factors, including independent third-party valuations of our common stock, which consider estimates of our future performance and valuations of comparable companies. The Company also considers prices at which others have purchased our stock, and the likelihood and timing of achieving a liquidity event. When awards are granted or revalued between the dates of valuation reports, the Company considers the change in common stock fair value

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
and the amount of time that lapsed between the two reports to determine whether to use the latest common stock valuation or an interpolation between two valuation dates for purposes of valuing stock-based awards. Subsequent to the completion of the IPO, the fair value of the Company’s underlying common stock will be determined by the closing price, on the date of grant, of its Class A common stock, which is traded on the Nasdaq Global Select Market.
The Company estimates the volatility of its common stock at the date of grant based on the expected weighted-average volatility for a group of publicly traded companies in a similar industry or with similar service offerings, with a term of one year or greater. The expected life represents the period that the Company's stock-based award is expected to be outstanding. The expected life for option grants is determined using the simplified method. The simplified method deems the expected life to be the average of the time-to-vesting and the contractual life of the stock-based awards. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. The expected dividend yield is assumed to be zero as the Company has not paid and does not expect to pay dividends.
On September 24, 2021, the Company granted to employees restricted stock units (RSUs) that settle in shares of Class A and LT50 common stock, effective as of immediately before the effectiveness of the IPO Registration Statement on November 9, 2021. As such, these are considered to be RSUs with a performance condition for accounting purposes. The Company measures these RSUs based on the fair value of the underlying common stock on the grant date, which was consistent with the factors described within the Black-Scholes option pricing model.
Once the performance condition is satisfied for these RSUs, the Company will recognize stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the RSU vesting term of eight years. For these RSUs, the Company will recognize a cumulative one-time stock-based compensation expense on the date the performance condition is satisfied for the service period satisfied prior to this date and recognize all remaining stock-based compensation expense for RSUs over the remaining requisite service period. Forfeitures are recorded as they occur.
Employee stock option exercise cash bonus – In June 2021 for the Company's named executive officers and in July 2021 for all other employees, the Company determined that it would pay a cash bonus to each of its employees in a value that approximates the cost of each employee exercising 45% of their total stock options issued, limited by the total stock options outstanding as of June 15, 2021, including the tax withholding applicable to each employee. The Company included both vested and unvested stock options outstanding and held by each existing employee as of June 15, 2021 to each employee in determining the cash bonus paid.
In addition to using the exercise cost of the stock options through June 15, 2021, the Company relied on an estimate to determine the tax withholding that could be applicable to each employee based on if they were to exercise the stock options. In order to determine this estimate, the Company relied on third-party tax consultants that reviewed a number of assumptions provided by management, including the applicable taxable income to the employee as a result of the cash bonus in 2021 and the spread of the fair value of the options based on the latest independent third-party common stock valuation as of June 15, 2021 and the exercise price of the same options applicable to each employee. No employee was obligated to use the cash bonus to exercise their outstanding stock options.
For the three months and nine months ended September 30, 2021, the Company recorded bonus expenses related to the employee stock option exercise cash bonus of $26.3 million and $34.2 million, respectively, of which $9.5 million and $17.4 million of these cash bonuses were paid out to employees during the respective periods. Of the total bonus expenses related to the employee stock option exercise cash bonus during the nine months ended September 30, 2021, the bonus expense for the Company's named executive officers was $7.9 million. There was no such bonus expense related to the Company's named executive officers during the three months ended September 30, 2021. As of September 30, 2021,

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

the Company recorded an accrual for the remaining $16.8 million of bonus expense for the three months and nine months ended September 30, 2021 within Accrued expenses and other liabilities on the consolidated balance sheets. As of September 30, 2021, the total cash bonuses yet to be paid to employees are estimated at approximately $31.3 million. All payments related to the remaining cash bonuses will take place during the fiscal quarter ended December 31, 2021.
Bonus expense related to the employee stock option exercise cash bonus capitalized as internally developed software costs was $1.3 million for the three months and nine months ended September 30, 2021, respectively.
Cost of revenue, net – Cost of revenue, net primarily consists of expenses related to hosting the Company’s service, including the costs of data center capacity, credit card processing fees, third-party software license fees, outsourcing costs to support customer service and outsourcing costs to support and process the SmartScan technology, net of consideration from a vendor for monetizing Expensify Card activities. This consideration, net of credit card processing fees paid to the vendor, is included as a reduction to cost of revenue of $0.8 million and $1.9 million for the three months and nine months ended September 30, 2021, respectively. This consideration, net of credit card processing fees paid to the vendor, is included as a reduction to cost of revenue of $0.3 million and $0.6 million for the three months and nine months ended September 30, 2020, respectively. Additional costs include amortization expense on capitalized software development costs and personnel-related expenses, including stock-based compensation, cash bonuses and employee costs attributable to supporting our customers and maintenance of our platform.
Research and development – Research and development expenses consist primarily of personnel-related expenses, including stock-based compensation and cash bonuses, incurred in the planning and preliminary project stage and post-implementation stage of new products or enhancing existing products or services. We capitalize certain software development costs that are attributable to developing or adding significant functionality to our internal-use software during the application development stage of the projects. All research and development expenses, excluding capitalized software development costs, are expensed as incurred.
General and administrative - General and administrative expenses primarily consist of personnel-related expenses, including stock-based compensation and cash bonuses for executive management and any employee time allocated to administrative functions, including finance and accounting, legal, and human resources. In addition to personnel-related expenses, general and administrative expenses consist of rent, utilities, depreciation on property and equipment, amortization of finance lease right-of-use assets and external professional services, including accounting, audit, tax, finance, legal and compliance, human resources and information technology. General and administrative expenses are expensed as incurred.
Sales and marketing – Sales and marketing primarily consist of personnel-related expenses, including stock-based compensation and cash bonuses, in addition to third-party advertising expenses, branding and public relations expenses, referral fees for strategic partnerships and other benefits that the Company provides to its referral and affiliate partners. The Company expenses the costs of sales and marketing, including promotional expenses, as incurred.
Income taxes – Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss (NOL) and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not expected to be realized.
The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies any liabilities for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (GILTI) provisions of the Tax Cuts and Jobs Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. The Company has elected to treat any potential GILTI inclusions as a period cost.
The Company's provision for income taxes does not include provisions for foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign subsidiaries that the Company intends to reinvest indefinitely in its foreign subsidiaries.
On December 27, 2020, the U.S. president signed into law the Consolidated Appropriations Act, 2021, which includes further COVID-19 economic relief and extension of certain expiring tax provisions. The relief package had no material impact to the Company’s tax positions.
California Assembly Bill 85 (AB 85) was signed into law by the governor on June 29, 2020. The legislation suspends the California net operating loss deductions for 2020, 2021 and 2022 for certain taxpayers and imposes a limitation of California tax credits utilization for 2020, 2021 and 2022. The legislation disallows the use of California net operating loss deductions if the taxpayer recognizes business income and its income subject to tax is greater than $1 million. Additionally, business credits will only offset a maximum of $5 million of California tax liability. The Company has estimated its 2020 California state taxable income to be above $1 million. As such, the Company will not be eligible to use any California net operating loss deductions in 2020 but will be able to offset the California tax liability with California tax credits.
Net (loss) income per share - The Company computes net (loss) income per share using the two-class method required by ASC 260, Earnings per Share, for participating securities. All series of the Company's convertible preferred stock are participating securities as the holders of such stock are entitled to receive stated noncumulative dividends when and if declared and then they participate on a pari passu basis in the event that a dividend is paid on common stock. The holders of convertible preferred stock do not have a contractual obligation to share in the Company’s losses. The undistributed earnings are allocated between common stock and participating securities as if all earnings had been distributed during the period presented.
Since the Company has not declared dividends, the undistributed earnings are first allocated to the convertible preferred stock up to the amount of the undeclared stated dividends. For the three months ended September 30, 2021 and the three months and nine months ended September 30, 2020, the Company generated a net loss and, therefore, no loss is allocated to the holders of the convertible preferred stock. For the nine months ended September 30, 2021, undistributed earnings exceed the amount of undeclared stated dividends and were available for allocation to the common stockholders.
Basic net (loss) income per share is computed by dividing net (loss) income for the period by the weighted-average number of outstanding shares of common stock during the period, less weighted-average shares subject to repurchase. Diluted net (loss) income per share is computed by dividing net (loss) income for the period by the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period using the more dilutive of the treasury stock method or if-converted method, as applicable. The dilutive effect of participating securities is calculated using the more dilutive of the treasury method or the two-class method.

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

Segment reporting - The Company operates as one reportable segment because its chief operating decision maker, who is the executive committee that consists of the chief executive officer, the chief financial officer and the chief operating officer, reviews the Company’s financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. All long-lived assets are located in the United States.
The table below provides the Company’s total revenue by geographic area (in thousands). No other individual country outside of the United States accounted for more than 10% of total revenue.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue by customers' geographic locations
United States	$33,553	$19,523	$91,466	$56,111
All other locations	3,894	2,171	11,005	6,224
Total revenue	$37,447	$21,694	$102,471	$62,335

No individual customer represents more than 10% of the Company’s total revenue for the three months and nine months September 30, 2021 and 2020.
Emerging growth company status - The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
The JOBS Act does not preclude an emerging growth company from early adopting new or revised accounting standards. The Company early adopted ASU No. 2016-02, Leases (Topic 842) as of January 1, 2019 using the modified retrospective transition approach. See Recently adopted accounting pronouncements for further detail.
Recently adopted accounting pronouncements – As part of its initiative to reduce complexity in the accounting standards, in December 2019 the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU No. 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company early adopted ASU No. 2019-12 on January 1, 2020. The adoption of ASU No. 2019-12 had no material impact to the Company's consolidated financial statements and related disclosures.
Recent accounting pronouncements not yet adopted – In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which requires an impairment model (known as the current expected credit loss (CECL) model) that is based on expected rather than incurred losses, with an anticipated result of more timely loss recognition. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
information. The Company is in the process of determining key accounting interpretations, data requirements and necessary changes to our credit loss estimation methods, processes and systems. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2022 and interim periods therein. The Company is currently evaluating the impact of adoption of ASU No. 2016-13 on its consolidated financial statements and related disclosures.
Subsequent events – On October 13, 2021, the Company granted stock options to employees to purchase 223,400 shares of common stock at an exercise price of $12.97 per share. The options granted vest over four years and are exercisable at any time after the grant date. The Company determined that the underlying fair value of the common stock to use in the Black-Scholes option pricing model was $21.76 per share. The Company considered additional factors that became known on the October grant date such as the expected preliminary price range upon IPO determined by bankers for the Company's Class A common stock determined by bankers and the expected timing and probability of the IPO on the grant date.
On November 10, 2021, the Company granted 5,699,120 RSUs to employees, which comprised of 2,849,560 shares of Class A common stock and LT50 common stock, respectively. These RSUs vest upon the satisfaction of a service condition. The service condition for these awards is satisfied over eight years with a cliff vest for 1/8 of the grant on September 15, 2022 and quarterly vesting equal to 1/32 of the grant every December 15, March 15, June 15 and September 15 thereafter until fully vested. The Company measures the RSUs based on the fair value of the underlying common stock on the grant date, which was determined by the closing price, on the date of grant, of the Company's Class A common stock traded on the Nasdaq Global Select Market. The Company's closing price on the date of grant was $41.06 per share. See Note 9 for further detail.
On November 12, 2021, the Company granted 27,780 RSUs in total of shares of Class A common stock to members of the Company's audit committee. See Note 9 for further detail.
From October 1, 2021 through the financial statement issuance date, the Company has paid approximately $3.5 million in cash bonuses to employees as part of the employee stock option exercise cash bonus. The total cash bonuses yet to be paid to employees are estimated at approximately $27.8 million as a result of the complexities of each individual employee’s tax situation, including varying tax locations of our employees. We expect payment of the bonuses to take place during the fiscal quarter ended December 31, 2021.
Upon completion of the IPO in November 2021, the Company became obligated to pay a $2.5 million success fee as part of the Company's amended and restated loan and security agreement entered into with CIBC during September 2021. This amount was paid to CIBC during the fiscal quarter ended December 31, 2021. For further detail over the amended and restatement loan and security agreement with CIBC, see Note 7.
The Company has concluded that no other subsequent event has occurred that requires disclosure except as noted elsewhere in these consolidated financial statements.

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

NOTE 3 – CAPITALIZED SOFTWARE
Capitalized software, net consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2021	2020
Capitalized software development costs	$10,456	$6,170
Less: accumulated amortization	(3,849)	(2,448)
	$6,607	$3,722

Amortization expense related to capitalized software development costs is recorded in Cost of revenue, net on the consolidated statements of income. The table below provides the amortization expense related to capitalized software development costs for the three months and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Amortization expense for capitalized software	$743	$246	$1,511	$731

NOTE 4 – PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2021	2020
Computers and equipment	$391	$929
Furniture and fixtures	1,073	1,210
Leasehold improvements	7,106	6,937
Commercial building	6,493	6,493
Land	4,151	4,151
Construction in progress	2,679	304
	21,893	20,024
Less: accumulated depreciation and amortization	(5,558)	(4,661)
	$16,335	$15,363

Depreciation and amortization expense related to Property and equipment is recorded in General and administrative on the consolidated statements of income. The table below provides the depreciation and amortization expense related to Property and equipment for the three months and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Depreciation and amortization expense	$498	$284	$1,628	$981

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
NOTE 5 – LEASES
The Company has operating leases for corporate offices and finance leases primarily for data center equipment. As of September 30, 2021, the operating and finance leases have remaining lease terms from less than a year to two years. The operating and finance leases contain options to extend or terminate the lease. However, these were not included in the lease terms of the operating leases as the Company is not reasonably certain to exercise those options. The Company included options to extend the lease terms of the finance leases as the Company is reasonably certain to exercise those options.
During three months and nine months ended September 30, 2021, the Company did not enter into any additional finance lease agreements to finance the acquisition of new property and equipment. During the three months and nine months ended September 30, 2020, the Company entered into a new finance lease agreement that combined several of the remaining data center equipment leases into one consolidated agreement with the same lessor. The new agreement updated the expiration date of the lease payments to July 31, 2023. All other terms and conditions of the finance lease agreements remained the same. There were no additional operating lease agreements entered into during the three months and nine months ended September 30, 2021 and 2020.
The components of lease cost were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Finance lease cost:
Amortization of ROU assets	$198	$215	$593	$641
Interest on lease liabilities	10	7	33	26
Total finance lease cost	208	222	626	667
Operating lease cost	205	205	615	693
Short-term lease cost	76	83	194	435
Total lease cost	$489	$510	$1,435	$1,795

Other information related to leases is as follows (in thousands):

	As of September 30,	As of December 31,
	2021	2020
Finance lease ROU asset (included within Lease right-of-use assets)	$1,448	$2,041
Operating lease ROU asset (included within Lease right-of-use assets)	$1,140	$1,692
Weighted-average remaining lease term (in years):
Finance leases	1.83	2.58
Operating leases	1.62	2.31
Weighted-average discount rate:
Finance leases	2.5%	2.5%
Operating leases	5.3%	5.3%

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(227)	$(222)	$(678)	$(739)
Operating cash flows from finance leases	(10)	(7)	(33)	(26)
Financing cash flows from finance leases	(194)	(201)	(579)	(617)
ROU assets obtained in exchange for operating lease liabilities	—	1,260	—	1,260

To calculate the ROU assets and liabilities, the Company uses the discount rate implicit in lease agreements when available. When the implicit discount rates are not readily determinable, the Company uses the incremental borrowing rate. The Company determines the incremental borrowing rate using interest rates from the Company's secured borrowings after taking into consideration the nature of the debt, such as borrowings collateralized by the exact building in the lease, and payment structure, including frequency and number of payments in the agreement.
Maturities of lease liabilities as of September 30, 2021 were as follows (in thousands):

	Finance leases	Operating leases
For the year ending:
Remainder of 2021	$204	$202
2022	816	795
2023	476	333
2024	—	—
2025	—	—
Thereafter	—	—
Total lease payments	1,496	1,330
Less: imputed interest	(35)	(59)
Less: lease liabilities, current	(788)	(752)
Lease liabilities, non-current	$673	$519

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
Maturities of lease liabilities as of December 31, 2020 were as follows (in thousands):

	Finance leases	Operating leases
For the year ending:
2021	$816	$880
2022	816	795
2023	476	333
2024	—	—
2025	—	—
Thereafter	—	—
Total lease payments	2,108	2,008
Less: imputed interest	(68)	(123)
Less: lease liabilities, current	(774)	(801)
Lease liabilities, non-current	$1,266	$1,084

NOTE 6 – SIGNIFICANT BALANCE SHEET COMPONENTS
Other current assets – Other current assets consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2021	2020
Expensify Card collateral for funds held for customers	$3,421	$1,714
Cash in transit for funds held for customers	867	241
Expensify.org restricted cash	1,615	—
Commercial building restricted cash	41	—
Expensify Payments LLC restricted cash	45	—
Contract assets	96	1,165
Deferred initial public offering costs	5,597	—
Other	135	284
	$11,817	$3,404

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

Accrued expenses and other liabilities – Accrued expenses and other liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2021	2020
Accrued expense reports	$174	$73
Partner payouts and advertising fees	451	23
Hosting and license fees	24	134
Credit card processing fees	365	254
Professional and other fees	2,369	1,133
Sales, payroll and other taxes payable	184	1,250
Cashback rewards	217	—
Interest payable	—	490
Cash bonuses to employees	16,795	—
Restricted common stock liability for early stock option exercises	2,236	—
Other	385	178
	$23,200	$3,535

NOTE 7 – FINANCING ARRANGEMENTS
Amortizing term mortgage – Under the amortizing term mortgage agreement with CIBC for the Company's commercial building in Portland, Oregon, the Company borrowed $8.3 million in August 2019, which requires interest and principal payments be made each month over a 30-year period. Interest accrues at a fixed rate of 5% per year until August 2024, at which point the interest rate changes to the Wall Street Journal Prime Rate minus 0.25% for the remaining term of the mortgage. The borrowings are secured by the building. As of September 30, 2021 and December 31, 2020, the outstanding balance of the amortizing term mortgage was $8.0 million and $8.1 million, respectively.
2021 amended term loan - In September 2021, the Company amended and restated its loan and security agreement with CIBC (the 2021 amended term loan) to refinance the existing non-amortizing and amortizing term loans, establish a single term loan of up to $75.0 million, consisting of a $45.0 million initial term loan effective immediately with an option at a later date to enter into an additional $30.0 million delayed term loan, and increase the monthly revolving line of credit to $25.0 million. Approximately $24.0 million of the loan proceeds were used to immediately repay the remaining balances under the amortizing and non-amortizing term loans at the time of the amendment and restatement in September 2021 as well as the commitment fees and any other debt issuance costs associated with the amended agreement. The remaining proceeds from the initial term loan went towards the Company's normal business operations.
Under the 2021 amended term loan with CIBC, the initial term loan of $45.0 million entered into by the Company in September 2021 is payable over a 60 month period with principal and accrued interest payments due each quarter thereafter, which commences with the first payment due on September 30, 2021. Quarterly principal payments are fixed and will begin with quarterly payments of $0.1 million commencing on September 30, 2021 with increases to $0.2 million beginning October 1, 2024 and $0.6 million beginning October 1, 2025 with any remaining principal balance becoming due and payable at the end of the term loan in September 2026. The amounts borrowed are payable with interest at the bank’s reference rate plus 2.25% (5.5% as of September 30, 2021) beginning on September 30, 2021 and continuing on a quarterly basis through the end of the term loan. The borrowings are secured by substantially all the Company’s assets. As of September 30, 2021, the outstanding balance of the 2021 amended term loan was $44.9 million.

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
Monthly revolving line of credit – The line of credit agreement with CIBC, as amended with the 2021 amended term loan entered into by the Company in September 2021, provides borrowings up to $25.0 million. As of December 31, 2020, the line of credit agreement with CIBC provided borrowings up to $15,000,000. Borrowings under the line bear interest at the bank’s reference rate plus 1.00% (4.25% as of September 30, 2021 and December 31, 2020, respectively) and are secured by substantially all of the Company’s assets. As of September 30, 2021 and December 31, 2020, the Company had drawn $15.0 million, respectively, under the line of credit. As of September 30, 2021, the Company had $10.0 million of capacity available for borrowings under the line of credit. As of December 31, 2020, the Company had no capacity available for borrowings under the line of credit agreement.
Non-amortizing term loan – Under the non-amortizing term loan agreement with CIBC, the Company borrowed $11.0 million in May 2018, and such agreement was amended in November 2018. The term loan is an interest-only loan (fixed at 9.5% per year) for 60 months that becomes due and payable at the end of the note term in November 2023. The borrowings are secured by substantially all the Company’s assets. As of September 30, 2021, the non-amortizing term loan agreement with CIBC was fully paid off with the 2021 amended term loan entered into by the Company in September 2021. As of December 31, 2020, the outstanding balance of the non-amortizing term loan was $11.0 million.
Amortizing term loan – Under the amortizing term loan agreement with CIBC, the Company borrowed $14.0 million in November 2018, which requires interest-only payments on the outstanding borrowings through November 1, 2020. Beginning in November 2020, the amount outstanding at such time becomes payable over a 36-month period with principal and accrued interest payments due each month thereafter. The amounts borrowed are payable with interest at the bank’s reference rate plus 2.25% (7% and 5.5% at December 31, 2019 and 2020, respectively) beginning in November 2020 through 2023. The borrowings are secured by substantially all the Company’s assets. As of September 30, 2021, the amortizing term loan agreement with CIBC was fully paid off with the 2021 amended term loan entered into by the Company in September 2021. As of December 31, 2020, the outstanding balance of the amortizing term loan was $13.8 million.
For the three months and nine months ended September 30, 2021 and 2020, respectively, the Company incurred an immaterial amount of costs related to the amortizing term mortgage and term loan agreements, respectively. These debt issuance costs are reflected as a reduction of the carrying amount of the long-term debt and are being amortized to interest expense over the term of the agreements. As of September 30, 2021 and December 31, 2020, the unamortized debt issuance costs remaining are $0.2 million and $0.1 million, respectively.
Future aggregate annual principal payments on all long-term debt are as follows for the next five years:

As of September 30, 2021	(in thousands)
Remainder of 2021	$33
2022	15,588
2023	595
2024	715
2025 and thereafter	50,943
67,874
Less: discount for issuance costs	(234)
67,640
Less: line of credit	(15,000)
Less: current portion, net of issuance costs	(547)
Total long-term debt, net of issuance costs	$52,093

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

The Company is subject to customary covenants under its revolving line of credit agreement, non-amortizing term loan agreement, amortizing term loan agreement and 2021 amended term loan agreement, which unless waived by CIBC, restrict its and its subsidiaries' ability to, among other things incur additional indebtedness, create or incur liens, permit a change of control or merge or consolidate with other companies, sell or transfer assets, pay dividends or make distributions, make acquisitions, investments or loans, or payments and prepayments of subordinated indebtedness, subject to certain exceptions. If the Company fails to perform its obligations under these and other covenants, CIBC’s credit commitments could be terminated and any outstanding borrowings, together with accrued interest, under the credit or loan agreements could be declared immediately due and payable.
As of September 30, 2021 and December 31, 2020, the Company was in compliance with all debt covenants.
NOTE 8 – CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
The Company’s Pre-IPO Amended and Restated Certificate of Incorporation authorized the Company to issue 95,000,000 shares of common stock and 4,203,139 shares of convertible preferred stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 36,240,800 and 29,366,940 shares of common stock issued and outstanding, respectively. The holders of each share of common stock are entitled to the number of votes that is equal to the number of shares of common stock issued and outstanding for the holders.
Subscriptions receivable – During the three months ended September 30, 2021, certain employees exercised stock options for a total of 1,566,230 shares of common stock for $1.7 million by entering into promissory notes with the Company. During the nine months ended September 30, 2021, certain employees exercised stock options for a total of 4,096,060 shares of common stock for $3.4 million by entering into promissory notes with the Company. No promissory notes were entered into between employees and the Company to exercise stock options prior to June 2021. Although each promissory note varied in loan amount, all notes had the same standard terms with annual interest of 0.13% and unpaid principal balances due and payable in twelve equal monthly payments beginning October 1, 2021. No promissory notes were entered into with listed directors or executive officers of the Company. As each promissory note is considered a recourse loan in form and substance, the Company records all outstanding loan balances for employees to exercise stock options to Subscriptions receivable as contra equity within Stockholders' deficit. During the three months and nine months ended September 30, 2021, principal payments of $2.9 million were received by the Company against the promissory notes. As of September 30, 2021, the Company had $0.5 million of Subscriptions receivable remaining and no payments of interest have been received to date. As of September 30, 2021, no interest income has been accrued to date on the promissory notes.
Convertible preferred stock – As of September 30, 2021 and December 31, 2020, convertible preferred stock consisted of the following:

(in thousands, except share and per share data)	Shares authorized	Shares issued and outstanding	Original issuance price per share	Liquidation amount	Carrying value
Series A	1,090,868	1,090,868	$0.9167	$1,000	$1,000
Series B	1,401,399	1,401,399	$2.67903	3,754	22,827
Series B-1	644,541	644,541	$5.54619	3,575	4,108
Series C	1,066,331	1,066,331	$15.5677	16,600	17,170
	4,203,139	4,203,139		$24,929	$45,105

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
The significant features of the Company’s convertible preferred stock are as follows:
Dividend provisions – The holders of Series A convertible preferred stock (Series A), Series B convertible preferred stock (Series B), Series B-1 convertible preferred stock (Series B-1) and Series C convertible preferred stock (Series C) are entitled to receive, when and if declared by the Board of Directors, noncumulative dividends at a rate of $0.07334, $0.21432, $0.4437 and $1.2454 per share per annum, respectively, adjusted for certain events, such as stock splits and combinations. After payment of such dividends, any additional dividends or distributions shall be distributed among the holders of the convertible preferred stock and common stock pro rata based on the number of shares held by each holder. The Company has declared no dividends to date.
Liquidation preference – In the event of any liquidation, dissolution or winding up of the Company, the holders of convertible preferred stock for Series A, Series B, Series B-1, or Series C then outstanding shall be entitled to be paid, prior and in preference to any distribution of any of the assets, funds, or proceeds available for distribution, the original issuance price per share equal to $0.9167, $2.67903, $5.54619, or $15.56770, respectively, plus declared but unpaid dividends. If assets are not sufficient to permit such payment, payment will be made on a pro rata, equal priority, pari passu basis.
As the shares of convertible preferred stock contain liquidation features that are not solely within the Company’s control, these liquidation features result in the Series A, Series B, Series B-1 and Series C convertible preferred stock being classified as mezzanine equity rather than as a component of stockholders’ deficit.
Conversion rights – Each outstanding share of Series A, Series B, Series B-1 and Series C is convertible into ten fully paid and nonassessable shares of common stock. Each share of convertible preferred stock shall automatically be converted into fully paid and nonassessable shares of common stock immediately prior to the closing of a firm commitment underwritten public offering in which the aggregate offering price equals or exceeds $50,000,000 or exceeds $46.70310 per share. Conversion also may occur upon written consent of at least two-thirds of the then outstanding shares of convertible preferred stock.
Redemption rights – Except in the case of liquidation, the convertible preferred stock is not redeemable at the option of the holder.
Voting rights – The holders of each share of convertible preferred stock are entitled to the number of votes equal to the number of shares of common stock into which such shares are convertible.
Warrants – The Company issued warrants during various dates in 2013 and in December 2016 to purchase 430,080 shares of common stock in relation to the previous credit agreement entered into with Silicon Valley Bank.
Although the credit agreement was terminated in 2018, the common stock warrants remain outstanding until exercised or expired. The warrants issued in 2013 and 2016 are exercisable immediately at $0.07 and $0.53 per share, respectively, with expiration dates ten years after issuance. There have been no warrants exercised to date. The Company recorded the common stock warrants in Additional paid-in capital at their grant date fair value which approximates the exercise price.

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

The following table discloses important information regarding common stock warrants issued and outstanding at September 30, 2021 and December 31, 2020:

Date issued	Number of warrant shares	Fair value on issuance date (in thousands)	Exercisable through
September 2013	150,000	$10	September 2023
October 2013	150,000	10	October 2023
December 2016	130,080	69	December 2026
	430,080	$89

Following the completion of the IPO in November 2021, Silicon Valley Bank net exercised all common stock warrants for 428,067 shares of Class A common stock.
NOTE 9 – STOCK INCENTIVE PLANS
2009 and 2019 stock option plans – In 2009, the Company’s Board of Directors approved the adoption of a stock plan (the 2009 Stock Plan). As amended in 2015, the 2009 Stock Plan permitted the Company to grant awards covering up to 16,495,150 shares of the Company’s common stock. In January 2018, the Company increased the number of shares of common stock reserved under the 2009 Stock Plan by 535,130 shares, from 16,495,150 shares to 17,030,280. In April 2019, the Company approved the adoption of a new stock plan (the 2019 Stock Plan). The 2019 Stock Plan permits the Company to grant up to 8,173,970 additional shares, increasing the overall common stock reserved for grant to 25,204,250 shares. In September 2021, under the 2019 Stock Plan, the Company's Board of Directors approved and authorized 8,679,380 restricted stock units to be granted, which consisted of an aggregate of 4,339,690 shares of each of Class A and LT50 common stock effective as of immediately prior to the effectiveness of the Company's IPO Registration Statement on November 9, 2021. On November 9, 2021, the Company increased the common stock reserved for issuance under the 2019 Stock Plan, as amended and restated,to an aggregate of 16,856,770 shares of the Company's LT50 and Class A common stock. As of September 30, 2021, the amendment and and restatement of the 2019 Stock Plan was not yet effective and had no impact to the unaudited interim consolidated financial statements presented herein.
Following the completion of the IPO, the Company will not make any further grants under the 2009 Stock Plan or 2019 Stock Plan. However, these stock plans will continue to govern the terms and conditions of the outstanding awards granted under the 2009 Stock Plan and 2019 Stock Plan. Upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A or LT50 common stock underlying outstanding stock-based awards granted under the 2019 Stock Plan, an equal number of shares of Class A common stock will become available for grant under the 2021 Incentive Award Plan (2021 Plan) and 2021 Employee Stock Purchase and Matching Plan (ESPP and together with the 2021 Plan, the 2021 Incentive Plans) that was established immediately before the effectiveness of the IPO Registration Statement.
2021 Incentive Plans – In November 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Incentive Plans, which both became effective immediately before the effectiveness of the IPO Registration Statement and use a combined share reserve. Under the 2021 Incentive Plans, 11,676,932 shares of the Company's Class A common stock is reserved for issuance pursuant to a variety of stock-based awards, including incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock awards, RSUs, and other forms of equity and cash compensation under the 2021 Plan and purchase rights and matching awards under the ESPP. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Plans will be increased by the number of shares represented by awards outstanding under the 2009

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
Stock Plan and 2019 Stock Plan that become available for issuance following the effective date for certain reasons that include but not limited to expiration, cancellation or repurchase by the Company and will automatically increase each January 1, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (A) 6% of the aggregate number of shares of all classes of the Company's common stock outstanding on the immediately preceding calendar year, or (B) such lesser number of shares as determined by the Company’s board of directors or compensation committee; provided, however, that no more than 87,576,990 shares of stock may be issued upon the exercise of incentive stock options.
ESPP – The offering periods of the ESPP are three months long beginning on each February 15, May 15, August 15 and November 15 of each fiscal quarter, except for the initial offering period. The enrollment date for each offering period shall be the first day of the offering period, and the exercise date of each offering period shall be the last day of the offering period. The initial offering period will begin on February 15, 2022 with the first offering period thereunder ending on May 14, 2022.
The price at which Class A common stock is purchased under the ESPP will be equal to the average of the high and low fair market value of a share of the Company’s Class A common stock as of the last day of the offering period. At the end of each offering period, the Company will match 1/10 of a share of the Company's Class A common stock for each share of Class A common stock purchased by or issued to an employee under the ESPP that is retained through the end of the applicable offering period. The match rate applicable to each offering period shall be limited to 1.5% of the shares of any class of Company capital stock that are outstanding for each employee as of the exercise date applicable to such offering period.
The Company will estimate the fair value of matched shares provided by the Company under the ESPP using the Black-Scholes option-pricing model on the date of grant. The Company will recognize stock-based expense related to the matched shares provided by the Company pursuant to its ESPP on a straight-line basis over the offering period, which is typically three months. As of September 30, 2021 (unaudited), no Class A common stock has been issued or purchased by employees under the ESPP.
As of September 30, 2021 (unaudited), the 2021 Incentive Plans were not yet effective as of September 30, 2021 and had no impact to the unaudited interim consolidated financial statements presented herein.
Restricted stock units – The 2019 Stock Plan and the 2021 Plan authorize the grant of RSUs. No RSUs were granted as of December 31, 2020 for either plan. In September 2021, under the 2019 Stock Plan, the Company's Board of Directors approved and authorized 8,679,380 restricted stock units to be granted, which consisted of an aggregate of 4,339,690 shares of each of Class A and LT50 common stock effective as of immediately prior to the effectiveness of the Company's IPO Registration Statement on November 9, 2021. Of this total, 2,980,260 RSUs, comprised of 1,490,130 shares of each of Class A and LT50 common stock were considered granted for accounting purposes in September 2021 to the Company's named executive officers and certain members of management as the Company and these certain employees had a mutual understanding of the key terms and conditions of the award on the board approval date, which occurred on September 24, 2021. As of September 30, 2021, the remaining 5,699,120 RSUs, comprised of 2,849,560 shares of each of Class A common stock and LT50 common stock were not yet considered granted for accounting purposes. These remaining RSUs were deemed granted for accounting purposes on November 10, 2021, which was the date these certain employees had a mutual understanding of the key terms and conditions of the award. See Subsequent events within Note 2 for further detail.
RSUs granted to employees in September 2021 vest upon the satisfaction of both a performance and service condition. The performance condition is satisfied immediately prior to the effectiveness of the IPO Registration Statement, which occurred on November 9, 2021. The service condition for these awards is satisfied over eight years with a cliff vest for 1/8 of the grant on September 15, 2022 and quarterly vesting

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

of 1/32 of the grant every December 15, March 15, June 15 and September 15 thereafter until fully vested.
Pursuant to the Company’s Non-Employee Director Compensation Program adopted under the 2021 Incentive Plans upon closing of the IPO, the Company granted 27,780 RSUs in total of shares of Class A common stock to members of the Company's audit committee on November 12, 2021 in connection with each member's initial appointment to the Board of directors and consummation of the IPO. For accounting purposes, the grant date was considered to be November 12, 2021 as this was the date the Company filed its IPO price pursuant to Rule 424(b)(4). The IPO price was a key determination of the number of RSUs awarded to members of the audit committee and therefore on this date the Company and each audit committee member had a mutual understanding of the key terms and conditions of the awards granted. The RSUs granted vest upon the earlier of the satisfaction of a service condition or a performance condition, which is considered a change in control event. The service condition for these awards is satisfied over three years with quarterly vesting of the grant until fully vested. Subsequent to the initial RSUs granted, the Company will grant RSUs to members of the Company's audit committee on an annual basis at each annual stockholders' meeting that will vest upon the earlier of the satisfaction of a service condition or a performance condition, which is considered a change in control event. The service condition for these awards is satisfied over one year with quarterly vesting of the grant with the first vest date occurring three months from the day of grant. The Company measures the RSUs based on the fair value of the underlying common stock on the grant date. For RSUs granted on November 12, 2021, the grant date fair value was $47.62 per share, which was determined by the closing price, on the date of grant, of the Company's Class A common stock traded on the Nasdaq Global Select Market. As of September 30, 2021, no RSUs had been granted to members of the Company's audit committee.
RSU activity for the nine months ended September 30, 2021, was as follows:

	Class A Common Stock(1)	LT50 Common Stock(1)	Weighted average grant date fair value per share
Outstanding at December 31, 2020	—		$—
RSUs granted	1,490,130	1,490,130	$20.43
RSUs vested	—	—	$—
RSUs cancelled/forfeited/expired	—	—	$—
Outstanding at September 30, 2021	1,490,130	1,490,130	$20.43

(1)Class A common stock and LT50 common stock both became effective on November 9, 2021, which is the date of effectiveness of the Company's IPO Registration Statement.
As of September 30, 2021, there was $60.9 million of unamortized stock-based compensation cost related to unvested RSUs, which is expected to be recognized over the eight year service period applicable to these awards, commencing on the effectiveness of the IPO Registration Statement.
Stock options – Both stock plans provide for the grant of incentive and nonstatutory stock options to employees, nonemployee directors and consultants of the Company. Under the stock plans, the exercise price of incentive stock options must be at least equal to 110% of the fair value of the common stock on the grant date for a “ten-percent holder” or 100% of the fair value of the common stock on the grant date for any other employee. The exercise price of nonstatutory options granted must be at least equal to 100% of the fair value of the Company’s common stock on the date of grant.
Under both stock plans, most options typically vest over four years and are exercisable at any time after the grant date. Each employee has the right to exercise unvested stock options for restricted common stock. However, if the employee is terminated either voluntarily or involuntarily prior to all of the exercised

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
options vesting, the Company has the right to repurchase the unvested early exercised shares at the original purchase price. Early exercises of options are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises are recorded as a liability. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. There were no repurchases of common stock during the three months and nine months ended September 30, 2021 and 2020. There were no early exercised shares subject to repurchase as of December 31, 2020.
As of September 30, 2021, there were 1,420,790 shares subject to repurchase related to stock options early exercised and not yet vested, but that are expected to vest. As of September 30, 2021, the Company recorded a liability related to these shares subject to repurchase in the amount of $2.2 million, which is included within Accrued expenses and other liabilities in the accompanying consolidated balance sheets. These amounts are reclassified to common stock and additional paid in capital as the underlying shares vest.
During the nine months ended September 30, 2020, by mutual agreement, the Company modified the terms and conditions of certain stock option awards originally granted in 2019 by cancelling the original awards granted and reissuing new stock option awards on new grant dates during the nine months ended September 30, 2020 with an increased fair value per share on the awards on the new grant date. As a result of the modification, only the grant date changed. All vesting conditions, number of shares granted in the stock option awards and contractual terms of the stock options remained the same. The Company treated these changes to the stock option awards as modifications of the terms and conditions of an equity award. The modification impacted certain stock option awards of 42 employees of the Company. During the nine months ended September 30, 2020, the modification had an immaterial impact to stock-based compensation expense and the consolidated financial statements.
A summary of the Company's stock option activity was as follows:

	Shares		Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Outstanding at December 31, 2019	15,545,850
Options granted	1,638,020		$2.11
Options exercised	(2,777,010)		$0.47
Options cancelled/forfeited/expired	(894,040)		$2.57
Outstanding at December 31, 2020	13,512,820		$0.78	6.35
Exercisable at December 31, 2020	13,222,800		$0.78	6.31
Options granted	738,590	5,661,046	$7.76
Options exercised	(6,873,860)	(6,357,110)	$0.92
Options cancelled/forfeited/expired	(283,530)	(277,249)	$0.98
Outstanding at September 30, 2021(1)	7,094,020	9,585,299	$1.35	5.86
Exercisable at September 30, 2021	6,826,650	9,090,029.35	$1.33	5.78

(1)Included within the options outstanding are 4,283,140 shares for which the Company provided promissory notes to employees with a repayment term of 12 months. As of September 30, 2021, 187,080 shares with a corresponding loan amount of $0.5 million were unvested and therefore were not recorded as they were determined to be non-substantive for accounting purposes.
The total pretax intrinsic value of options exercised during the three months and nine months ended September 30, 2021 was $18.0 million and $80.2 million, respectively. The total pretax intrinsic value of options exercised during the three months and nine months ended September 30, 2020 was $0.3 million and $3.1 million, respectively. The total pretax intrinsic value of options outstanding at September 30,

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

2021 and December 31, 2020, was $138.5 million and $86.8 million, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. The weighted average grant date fair value of options granted during the nine months ended September 30, 2021 and 2020 was $4.85 and $1.69, respectively. During the three months ended September 30, 2021 and 2020, no options were granted.
As of September 30, 2021, there was $11.6 million of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.7 years. As of December 31, 2020, there was $10.8 million of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3.7 years.
Cash received from option exercises and purchases of shares under the stock plans for the three months and nine months ended September 30, 2021, was $1.9 million and $2.9 million, respectively. Cash received from option exercises and purchases of shares under the stock plans for the three months and nine months ended September 30, 2020, was $0.2 million and $0.6 million, respectively.
The fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Fair value of common stock per share	$—	$—	$9.45	$2.66
Exercise price per share	$—	$—	$7.76	$2.11
Expected dividend yield (1)	—%	—%	—%	—%
Risk-free interest rate (2)	—%	—%	1.0%	0.7%
Expected volatility (3)	—%	—%	51.5%	50.4%
Expected life (in years) (4)	—	—	6.0	5.8

(1)The Company has no history or expectation of paying cash dividends on its common stock.
(2)The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)The Company estimates the volatility of its common stock at the date of grant based on the expected weighted-average volatility for a group of publicly traded companies in a similar industry or with similar service offerings, with a term of one year or greater.
(4)The expected life of stock options granted under the option plans is determined using the simplified method, which deems the expected life to be the average of the time-to-vesting and the contractual life of the stock-based awards. The expected life represents the period of time that options granted are expected to be outstanding.
Stock-based compensation
The following table summarizes the stock-based compensation expense recognized for the different stock incentive plans discussed above (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Stock options	$897	$699	$2,495	$1,885
Secondary sales of common stock	—	11,066	—	11,066
Restricted stock units	—	—	—	—
Employee share purchase plan	—	—	—	—
Total	$897	$11,765	$2,495	$12,951

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
Stock-based compensation expense is allocated based on the cost center to which the award holder spent time during the reported periods. Stock-based compensation is included in the following components of expenses on the accompanying consolidated statements of income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cost of revenue, net	$245	$956	$670	$1,280
Research and development	154	1,062	482	1,302
General and administrative	410	9,689	1,118	10,205
Sales and marketing	88	58	225	164
Total	$897	$11,765	$2,495	$12,951

During the three months and nine months ended September 30, 2020, the Company's Chief Executive Officer, David Barrett, sold a portion of his common stock to new investors. Due to the Company’s involvement in the transaction, the sale of common stock was determined to be compensatory, and the Company recorded $11.1 million to stock-based compensation expense for the sale price in excess of fair value.
Stock-based compensation expense capitalized as internally developed software costs was $0.3 million and $0.4 million for the three months and nine months ended September 30, 2021, respectively. These amounts were not material for the three months and nine months ended September 30, 2020.
Stock-based compensation expense for all share-based payment awards is based on the grant date fair value. The fair value of common stock is determined by the Board of Directors based on a number of factors including independent third-party valuations of the Company's common stock, which considers estimates of the Company's future performance and valuations of comparable companies. The Company also considers prices at which others have purchased the Company's stock as well as the likelihood and timing of achieving a liquidity event. Subsequent to the completion of the IPO, the fair value of the Company’s underlying common stock will be determined by the closing price, on the date of grant, of the Company's Class A common stock traded on the Nasdaq Global Select Market.
For stock options, the Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.
For RSUs granted to employees during the quarter, the Company will record a cumulative one-time stock-based compensation expense on the date the performance condition is satisfied for the requisite service period satisfied by the employees prior to that date. The requisite service period of the RSUs is considered eight years. Upon the date of the performance condition being satisfied on November 9, 2021, the Company recorded cumulative stock-based compensation expense of approximately $1.0 million related to these RSUs granted in September 2021.The Company will recognize all remaining stock-based compensation expense on a straight-line basis over the remaining requisite service period. For the three months and nine months ended September 30, 2021, no stock-based compensation expense was recognized for RSU's granted because the performance condition was not probable of being satisfied during the respective periods.
For RSUs granted to members of the audit committee, the Company will record all stock-based compensation expense on a straight line basis over the requisite service period from the day of grant, which is considered one year for annual grants and three years for initial RSUs granted to members of the audit committee. For the three months and nine months ended September 30, 2021, no RSUs had been granted to members of the audit committee.

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

NOTE 10 – INCOME TAXES
The components of the Company’s benefit (provision) for income taxes are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Current income tax benefit (expense):
Federal	$2,440	$—	$536	$—
State	1,083	(106)	181	(209)
Foreign	44	(19)	(11)	(57)
	$3,567	$(125)	$706	$(266)
Deferred income tax benefit (expense):
Federal	—	(1,007)	—	(2,318)
State	—	(73)	—	14
Foreign	—	—	—	—
	—	(1,080)	—	(2,304)
Total benefit (provision) for income taxes	$3,567	$(1,205)	$706	$(2,570)

During the three months and nine months ended September 30, 2021, the Company recorded a benefit for income taxes primarily due to cash bonuses for employees that were approved by management in July 2021, which resulted in a net loss for the three months ended September 30, 2021 and a change to our estimated taxable income for the annual period ended December 31, 2021. For further detail over these cash bonuses, refer to Employee stock option exercise cash bonus within Note 2. For 2021, the Company prepared its interim tax provision by applying a year-to-date effective tax rate starting in the three months ended September 30, 2021. For the annual period ended December 31, 2020 and the first two fiscal quarters of 2021, the Company prepared its interim tax provision by applying an annual effective tax rate. The Company believes that using the actual year-to-date effective tax rate going forward results in the best estimate of the annual effective tax rate.
For the three months and nine months ended September 30, 2021, the effective income tax rate differs from the statutory rate primarily due to state taxes as well as the rate differential for Expensify.org and stock-based compensation from the grant of incentive stock options during the nine months ended September 30, 2021. For the three months and nine months ended September 30, 2020, the effective income tax rate differs from the statutory rate primarily due to the impact of stock-based compensation related to secondary market transactions, which resulted in a $11.1 million permanent item, and research and development credits. For the three months and nine months ended September 30, 2021 and 2020

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
below, the effective income tax rate reflects an annual effective income tax rate included within the consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Statutory rate	21.0%	21.0%	21.0%	21.9%
State tax*	9.3%	(2.5)%	(2.1)%	(19.1)%
Research and development (R&D) credit	(0.1)%	0.2%	(1.7)%	(15.1)%
Decrease in valuation allowance - federal	—%	—%	—%	—%
Rate differentials for controlled foreign corporations (CFCs) and charitable organizations that affect valuation allowance	2.1%	(0.3)%	(6.5)%	(3.9)%
Permanent items and others	—%	(0.4)%	—%	(8.8)%
Stock-based compensation - federal	3.5%	(38.1)%	(20.0)%	(276.9)%
Total	35.8%	(20.1)%	(9.3)%	(301.9)%

*State taxes include the stock-based compensation expense related to secondary market transactions in 2020.
The components of the net deferred tax assets are as follows (in thousands):

As of December 31,
2020

Deferred tax assets (liabilities):
NOL carryforwards	$275
Tax credit carryforwards	81
Accruals and reserves	231
Stock-based compensation	449
Interest expense limitation	—
Lease liabilities	984
Property and equipment	(650)
Capitalized software development costs	(933)
ROU assets	(935)
Deferred tax assets (liabilities), net	$(498)

The Company assessed its ability to realize the benefits of its domestic deferred tax assets (DTA) by evaluating all available positive and negative evidence, objective and subjective in nature, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax income, (3) estimates of future taxable income and (4) the length of net operating loss (NOL) carryforward periods. The Company determined it is in a three-year cumulative taxable income position as of December 31, 2020 and expects to continue to be in a taxable income position in the long-term foreseeable future.
After an evaluation of all available qualitative and quantitative evidence, both positive and negative in nature, the Company concluded it is more likely than not that sufficient future taxable income will be generated to realize the benefits of its DTAs prior to expiration. As a result, the Company determined that no valuation allowance was needed as of September 30, 2021 and December 31, 2020.

37

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

As of December 31, 2020, the Company had NOL carryforwards for federal and state tax purposes of $0.1 million, and $3.7 million, respectively. The NOL carryforwards will expire at various dates beginning in the years 2037 (federal) and 2031 (state), unless previously utilized. As of December 31, 2020, the Company also has federal and state research and development tax credit carryforwards of $0.2 million and $0.6 million, respectively. The federal tax credits will expire at various dates beginning in the year 2029, unless previously utilized. The state tax credits do not expire and will carry forward indefinitely until utilized.
Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code, as well as similar state provisions. In general, an “ownership change” as defined by Code Sections 382 and 383, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, have resulted in such an ownership change, and could result in an ownership change in the future upon subsequent disposition.
The Company conducted an analysis of the Company’s stock ownership under Internal Revenue Code Section 382 and 383. The net operating loss carryforwards and tax credits are subject to annual limitations as a result of the ownership changes in 2010 and 2015. However, the net operating loss carryforwards and the tax credits are not expected to expire before the utilization.
The Company follows the provisions of ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. As of September 30, 2021, the Company recorded an uncertain tax position liability, exclusive of interest and penalties, of $0.2 million within Other liabilities on the consolidated balance sheets. As of December 31, 2020, the Company recorded an uncertain tax position liability, exclusive of interest and penalties, of $0.7 million within Other liabilities on the consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the Company has not accrued penalties and interest for uncertain tax positions.
As of December 31, 2020, the Company has $1.3 million of unrecognized tax benefits. Approximately all of the unrecognized tax benefits, if recognized, would affect the effective tax rate. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months.
The Company recognizes penalties and interest expense related to income taxes as a component of tax expense. There are no interest and penalties recorded in the consolidated statement of income for the three months and nine months ended September 30, 2021 and 2020 or the consolidated balance sheets as of September 30, 2021 and December 31, 2020. There are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.
The Company is subject to income taxes in U.S. federal and various state, local and foreign jurisdictions. The tax years ended from December 2009 to December 2019 remain open to examination due to the carryover of unused net operating losses or tax credits.

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
NOTE 11 – NET (LOSS) INCOME PER SHARE
The computation of net (loss) income per share is as follows (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Basic net (loss) income per share:
Numerator
Net (loss) income	$(6,345)	$(6,938)	$8,329	$(3,452)
Less: income allocated to participating securities	—	—	(5,625)	—
Net (loss) income attributable to common stockholders, basic	$(6,345)	$(6,938)	$2,704	$(3,452)
Denominator
Weighted-average shares of common stock used to compute net (loss) income per share attributable to common stockholders, basic	34,490,860	27,951,536	31,301,387	27,095,925
Net (loss) income per share attributable to common stockholders, basic	$(0.18)	$(0.25)	$0.09	$(0.13)

Diluted net (loss) income per share:
Numerator
Net (loss) income	$(6,345)	$(6,938)	$8,329	$(3,452)
Less: income allocated to participating securities	—	—	(5,625)	—
Net (loss) income attributable to common stockholders - diluted	$(6,345)	$(6,938)	$2,704	$(3,452)
Denominator
Effect of dilutive securities:
Warrants	—	—	423,685	—
Weighted-average stock options	—	—	9,727,808	—
Weighted-average shares of common stock used to compute net (loss) income per share attributable to common stockholders, diluted	34,490,860	27,951,536	41,452,880	27,095,925
Net (loss) income per share attributable to common stockholders, diluted	$(0.18)	$(0.25)	$0.07	$(0.13)

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Warrants	424,808	408,203	—	408,488
Weighted-average stock options	5,868,372	9,271,054	—	9,905,928
Convertible preferred stock	42,031,390	42,031,390	42,031,390	42,031,390
Total	48,324,570	51,710,647	42,031,390	52,345,806

NOTE 12 – COMMITMENTS AND CONTINGENCIES
Litigation – The Company is involved from time to time in claims, proceedings and litigation, including the following:
On May 29, 2020, Sapphire Crossing LLC sued the Company on an expired patent. Following the Company's attempts to dismiss the case informally, Sapphire Crossing amended its complaint, dropping certain allegations and adding allegations of direct divided infringement. As of December 31, 2020, the extent of a potential liability was unknown and could not be reasonably estimated. On June 8, 2021, the case was settled and no payment was required of the Company upon settlement.
In the case of any litigation, the Company records a provision for a liability when management believes that it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.
NOTE 13 – EMPLOYEE BENEFIT PLANS
401(k) plan – In fiscal 2009, the Company sponsored a U.S. 401(k) defined contribution plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. Effective January 1, 2018, the Company matches up to 4.5% of each eligible participant’s 401(k) contribution. The Company’s actual contribution may be reduced by certain available forfeitures, if any, during the plan year. No discretionary profit-sharing contributions were made during the three months and nine months ended September 30, 2021 and 2020. The Company’s 401(k) matching contributions for the three months and nine months ended September 30, 2021 were $0.2 million and $0.6 million, respectively. The Company’s 401(k) matching contributions for the three months and nine months ended September 30, 2020 were $0.2 million and $0.5 million, respectively. The Company has no intention to terminate the plan.
UK pension plan – Since inception, in accordance with local laws and customs of the UK, the Company sponsored a UK pension plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by the Board of Directors. The Company matches up to 4.5% of each eligible participant’s contribution. The Company’s actual contribution may be reduced by certain available forfeitures, if any, during the plan year. No discretionary profit-sharing contributions were made during the three months and nine months ended September 30, 2021 and 2020. The Company’s 401(k) matching contributions for the nine months ended September 30, 2021 and 2020 was $0.1 million, respectively. The Company's 401(k) matching contributions for the three months ended September 30, 2021 and 2020 are immaterial. The Company has no intention to terminate the plan.

40

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
NOTE 14 – RELATED PARTY TRANSACTIONS
In September 2018, the Company loaned $0.6 million to the Company's Chief Executive Officer, David Barrett. The loan bears 6% simple interest per annum for 60 months of interest payments due monthly until the loan principal amount becomes due in full upon maturity in September 2023. During the three months and nine months ended September 30, 2021 and 2020, the Company recognized an immaterial amount of interest income, respectively.
As part of the loan agreement with Mr. Barrett, repayment of the loan may be accelerated upon certain events. One of these triggering events is the loan amount becoming payable immediately upon the receipt by Mr. Barrett of at least an aggregate of $2.0 million pursuant to one or more sales or redemptions of the Company's common stock. During the three months and nine months ended September 30, 2020, as part of sale of common stock from Mr. Barrett, to new investors, Mr. Barrett received more than $2.0 million from the transaction. As a result, the loan amount became due immediately during the three months and nine months ended September 30, 2020. As the amount had yet to be paid as of December 31, 2020, the Company recorded the related party loan within Related party loan receivable, current on the consolidated balance sheet as of December 31, 2020. On April 22, 2021, the Company's Board of Directors unanimously consented to provide a waiver of the accelerated term clause in relation to the 2020 sale of stock. On June 24, 2021, the related party loan was repaid in full by Mr. Barrett.
As of September 30, 2021, there were 1,420,790 shares subject to repurchase related to stock options early exercised and not yet vested, but that are expected to vest. As of September 30, 2021, the Company recorded a liability related to these shares subject to repurchase in the amount of $2.2 million, of which $0.2 million was related to shares subject to repurchase for executive officers of the Company. See Note 9 for further detail.
During the three months ended September 30, 2021, certain employees exercised stock options for a total of 1,566,230 shares of common stock for $1.7 million by entering into promissory notes with the Company. During the nine months ended September 30, 2021, certain employees exercised stock options for a total of 4,096,060 shares of common stock for $3.4 million by entering into promissory notes with the Company. No promissory notes were entered into with listed directors or executive officers of the Company. The Company records all outstanding employee promissory note balances used in exercising stock options to Subscriptions receivable as contra equity within Stockholders' deficit. During the three months and nine months ended September 30, 2021, principal payments of $2.9 million were received by the Company against the promissory notes. As of September 30, 2021, the Company had $0.5 million of Subscriptions receivable remaining and no payments of interest have been received to date. Refer to Note 8 for further detail over the transaction.
As of September 30, 2021, the Company recorded $0.8 million of related party loan receivables for tax withholding amounts owed by certain employees in exercising their stock options. The Company expects to receive full payment from these certain employees during the fiscal quarter ended December 31, 2021.
During the three months and nine months ended September 30, 2021, the Company has incurred sales and marketing expenses of $0.1 million and $0.3 million respectively, related to partner payouts and advertising fees paid to CPA.com. CPA.com is considered a related party to the Company as Timothy L. Christen, the Chairman of the Company's audit committee in addition to being a Director on the Company's Board of Directors, also serves as a Director on CPA.com's Board of Directors.
During the three months and nine months ended September 30, 2021, the Company incurred employee compensation costs of $0.1 million and $0.2 million, respectively, related to William Barrett, the brother of David Barrett, in connection with employment at the Company as a Success Coach. William Barrett’s compensation is commensurate with other employees with his title and tenure. Mr. Barrett plays no personal role in determining his brother’s compensation or reviewing his brother’s performance.

Expensify, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

There are no other significant related party transactions for the Company as of September 30, 2021 and December 31, 2020 except as noted elsewhere in these consolidated financial statements.

40

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q , as well as our audited financial statements and related notes disclosed in our prospectus, or the Prospectus, dated November 9, 2021, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, in connection with our initial public offering. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. As discussed in the section titled “Note About Forward-Looking Statements”, our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk factors" and in other parts of this Quarterly Report on Form 10-Q.
Overview
Expensify is a cloud-based expense management software platform that helps the smallest to the largest businesses simplify the way they manage money. Every day, people from all walks of life in organizations around the world use Expensify to scan and reimburse receipts from flights, hotels, coffee shops, office supplies and ride shares. Since our founding in 2008, we have added over 10 million members to our community and processed and automated over 1.2 billion expense transactions on our platform as of September 30, 2021, freeing people to spend less time managing expenses and more time doing the things they love. For the quarter ended September 30, 2021, an average of 667,000 paid members across 200 countries and territories used Expensify to make money easy.
Initial Public Offering
In November 2021, we closed our initial public offering (IPO) of 11,190,392 shares of our Class A common stock at $0.0001 par value per share (the Class A common stock), in which we sold 2,608,696 shares of Class A common stock, and the selling stockholders sold 8,581,696 shares of Class A common stock at an IPO price of $27.00 per share. This total sale of 11,190,392 shares of Class A common stock in our IPO includes the full exercise of the underwriters’ option to purchase an additional 1,459,616 shares of Class A common stock from certain selling stockholders at an IPO price of $27.00 per share. We did not receive any proceeds from the sale of shares of Class A Common Stock in the offering by the selling stockholders. We received aggregate net proceeds of approximately $57.5 million after deducting underwriting discounts and commissions of approximately $4.9 million and offering costs of approximately $8.0 million.
Immediately prior to the effectiveness of our IPO Registration Statement, we filed an Amendment to the Amended and Restated Certificate of Incorporation to create three classes of authorized common stock: Class A, LT10, and LT50 common stock. All shares of common stock then outstanding were reclassified as Class A common stock except for shares under our exchange offer, which provided employees and other service providers the opportunity to exchange, on a one-for-one basis, their Class A common stock into LT10 or LT50 shares. Under our exchange offer, 13,556,800 shares of Class A common stock were exchanged for 7,332,640 shares of LT10 common stock and 6,224,160 shares of LT50 common stock. Upon closing of the IPO, all convertible preferred stock then outstanding, was converted into 42,031,390 shares of common stock on a ten-for-one basis and reclassified into Class A common stock. In addition, 430,080 shares of common stock warrants were converted to an equivalent number of shares of Class A common stock warrants.
Immediately prior to the closing of our IPO, we filed our Amended and Restated Certificate of Incorporation authorizing a total of 1,000,000,000 shares of Class A common stock which entitles holders to one vote per share, 25,000,000 shares of LT10 common stock, which entitles holders to 10 votes per share, and 25,000,000 shares of LT50 common stock, which entitles holders to 50 votes per share. In addition, the Amended and Restated Certificate of Incorporation authorized a total of 10,000,000 shares of undesignated preferred stock.
Our Business Model
Our employee-centric product strategy, viral and bottom-up business model, word-of-mouth adoption and unique company culture come together to drive value for our members and a competitive advantage for us. We believe that if we remain hyper-focused on our end-user members, and build great products, our members will continue to drive adoption.
We believe our approach is effective because we enable a self-service, low-friction model that makes it simple for anyone to try and use our platform and then easily share it with others. Anyone can easily download our application or go to our website and sign up for free on their own, and later upgrade to a paid subscription for advanced features. The adoption of Expensify within an organization typically starts with the individual employee, who downloads our mobile application for free and uses it to easily submit expenses to their manager with a few taps. After the employee realizes the benefits of our platform, they become a champion of Expensify and spread it internally to other employees – as well as to their friends in other companies. With multiple employees using Expensify, and valuable features simplifying the manager’s job, the decision maker often purchases a subscription to Expensify and becomes a paying customer with a few members. Our usage within an organization expands further as the company adds members and adopts new features such as the Expensify Card or Bill Pay. For the nine months ended September 30, 2021, approximately 58% of our revenue can be attributed to an instance where an employee used our application before the purchaser, and recommended it to their manager. Most of the remaining 42% of our revenue is attributed to instances where the decision maker institutes Expensify within the organization after learning about it through word-of-mouth, brand recognition, or referral from their accountant – through our ExpensifyApproved! Partner Program, we train and support accountants who then encourage their customers to use Expensify.
Though we offer onboarding and ongoing support to everyone, our members and customers generally prefer to take advantage of our self-service options. We have developed Concierge, our customer support engine, to make handling customer support inquiries much more efficient. Concierge is powered by AI-assisted customer support agents, with different levels of skill and training, spread out across the world. Our product managers use the information we gather from Concierge to remain closely in tune with customer needs and guide our future platform roadmap.
We primarily generate revenue from annual subscriptions to our cloud-based platform, driven by the number of paid members active on a monthly basis. Individuals or companies pay for subscriptions on behalf of themselves, their employees and contractors, who we collectively refer to as members. We define a customer as any member who pays for themselves and zero or more other members, grouped into one or more "expense policies". This might be an individual, an entire company, or a department of a larger company. The definition of customer inherently excludes sole proprietors on Track or Submit plans.
Our individual subscriptions include our Track and Submit plans, which include an optional paid monthly upgrade for anyone wishing to SmartScan more than 25 receipts in a given month. These subscriptions are billed monthly, irrespective of activity:
•Free Plans (Optional upgrade for unlimited SmartScan)
◦Track. Our free Track plan comes with our SmartScan receipt scanning functionality and is used primarily by individuals and sole-proprietors to streamline their receipt and mileage tracking.

◦Submit. Our free Submit plan includes the same functionality in Track, and also adds the ability to automatically submit expense reports to anyone for reimbursement.
Our business subscriptions can be used by teams, organizations and companies for free or upgraded to one of our paid plans, which include our Collect and Control plans, following a free trial. We bill customers on Collect and Control plans at the start of each month based on the number of policy members who were active in the previous month. Each customer has either a "pay per use" plan in which they are billed a flat rate for each active member, or an "annual" plan where they commit to a minimum number of monthly seats in exchange for a lower subscription rate. Collect and Control customers can access lower rates if they spend on the Expensify Card:
•Free Plans
◦Free. Our Free plan, introduced in September 2021, enables our members to roll out a corporate card program with the Expensify Card, reimburse cash expenses for employees, send invoices to clients and set up bill payment for their team.
•Paid Plans
◦Collect. Our Collect plan enables our members to integrate with popular small business accounting systems, configure simple expense report approval workflows, as well as reimburse employees, contractors and volunteers via Direct Deposit ACH.
◦Control. Our Control plan, which is by far our most popular plan, includes everything in Collect and adds the ability to configure rules-based approval workflows, and integrate with financial, travel, HR and other internal systems commonly used by mid-market and enterprise companies.
We fully launched the Expensify Card in 2020 and, despite pullback in corporate expenses with the COVID-19 pandemic, customers have begun to adopt the card. We monetize transactions from the Expensify Card by receiving a percentage of the interchange for all spend on the card. As we expand our platform, we intend to increase the number of integrations and to more actively promote the Expensify Card with complementary use cases beyond expense management to both new and existing customers to drive increased adoption.
Through our pricing, we aim to encourage viral adoption of Expensify, make it easy for SMBs to become customers, and encourage customers to commit to annual subscriptions as well as adopt the Expensify Card. To encourage viral adoption, we offer viral features that are free and accessible without a paid subscription because using the feature has the secondary effect of promoting Expensify. For example, individual employees download the Expensify app, for free, and use it to submit their expenses to their bosses – turning every expense report into a highly targeted marketing message, straight to a decision maker. To lower the barrier for companies to adopt Expensify, we offer customers free trials, and lower subscription rates to customers who commit to an annual subscription and/or adopt the Expensify Card.
Key Factors Affecting our Performance
For a discussion of the key factors affecting our performance, please see “Key factors affecting our performance” in the Management’s Discussion and Analysis section and the “Risk factors” section of our Prospectus.
Impact of COVID-19
As a result of the COVID-19 pandemic, we temporarily closed our offices, asked our employees to work remotely and implemented travel restrictions, all of which represent a disruption in how we operate our business. The operations of our customers, the majority of which are SMBs, have likewise been disrupted. The outsized impact of the pandemic on SMBs was evident in 2020 as an abnormal percentage of our customers stopped adding new members to our platform, ceased (or paused) operations and/or scaled back or terminated subscriptions to the Expensify platform.
Business travel, traditionally a significant driver of expenses on our platform, has been severely curtailed during the pandemic with complex regional effects as lockdowns were put in place and altered rapidly. As a result of the pull-back in travel related expenses and other expenses that were not generated in a work from home environment, many of our customers that remained on our platform had fewer employees incurring expenses on a monthly basis in 2020. After a steady increase in paid members over multiple years, the average number of paid members on our platform declined 15% from 742,000 in the quarter ended March 31, 2020 to 633,000 in the quarter ended September 30, 2020 and we have rebounded to 667,000 paid members in the quarter ended September 30, 2021. Our activity is still recovering from May 2020 as the United States and certain other parts of the world continue to rebound from COVID-19. The amount of expenses incurred by the paid members remaining on our platform has also declined as a result of the factors stated above. While activity decreased and remains at lower levels than pre-pandemic, our revenue only declined until the quarter ended June 30, 2020. This initial adverse impact on revenue was mitigated by the prevalence of our annual contracts and minimum user requirements in those contracts as well as a price change that became effective in May 2020. We introduced the Expensify Card in 2020, immediately before the pandemic. Given the decline in the volume of expenses and potential customers’ reluctance to adopt a new card in this unusual environment, growth from monetizing the transactions from the Expensify Card has taken longer than anticipated, but the rate of adoption is increasing despite the COVID headwinds.
While the full lasting impact of the COVID-19 pandemic on the global economy and SMBs in particular remains uncertain, we believe that use of our platform will increase as economies reopen and business travel resumes.
While uncertainty remains on many fronts, we are confident that the pandemic has also had a positive impact on the way we operate our business. We have fully embraced the distributed workforce and reimagined how we use our existing office space. As demand for expense management slowed during the pandemic, we invested in building our platform outside of our core expense management features, which will result in a more diversified range of use cases that is better insulated against similar shocks in the future.
Key Business Metrics and Non-GAAP Financial Measures
We review the following key metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. Accordingly, we believe that these key business metrics and non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. These key business metrics and non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled metrics or measures presented by other companies.
Key Business Metrics
Paid Members
We believe that our ability to increase the number of paid members on our platform will drive our success as a business. Companies pay for subscriptions on behalf of employees and contractors who use the platform, whom we refer to as paid members. We define paid members as the average number of users (employees, contractors, volunteers, team members, etc.) who are billed on Collect or Control plans during any particular quarter. For SMBs or sole proprietors with only one employee, the business owner may also be the only paid member.

While the full lasting impact of the COVID-19 pandemic on the global economy and SMBs in particular remains uncertain, there have been signs of recovery as the economy has slowly reopened. See the section titled “Impact of COVID-19” above for additional information.
The following table sets forth the average number of paid members for the three months ended September 30, 2021 and 2020, respectively.

Three months ended	Paid members (in thousands)
September 30, 2021	667
September 30, 2020	633

Components of Results of Operations
Revenue
We generate revenue from subscription fees based on the usage of our expense reporting cloud-based platform under arrangements paid monthly in arrears that are either month-to-month that can be terminated by either party without penalty at any time or annual arrangements based on a minimum number of monthly members. Annual subscription customers who wish to terminate their contracts before the end of the term are required to pay the remaining obligation in full plus any fees or penalties set forth in the agreement. In May 2020, we updated our terms of service whereby annual contracts became non-cancelable. We charge our customers subscription fees for access to our platform based on the number of monthly active members and level of service. The contractual price is based on either negotiated fees or rates published on our website. We generate most of our revenue from customers who have a credit card or debit card on file with us that is automatically charged each month. Virtually all of our customers have a standard terms of service contract, with the few exceptions on bespoke service contracts.
Our contracts with our customers include two performance obligations: access to the hosted software service, inclusive of all features available within the platform and related customer support. We account for the platform access and the support as a combined performance obligation because they have the same pattern of transfer over the same period and are therefore delivered concurrently. We satisfy our performance obligation over time each month as we provide platform access and support services to customers and as such recognize revenue over time. We recognize revenue net of applicable taxes imposed on the related transaction.
Cost of Revenue, Net
Cost of revenue, net primarily consists of expenses related to hosting the company’s service, including the costs of data center capacity, credit card processing fees, third-party software license fees, outsourcing costs to support customer service and outsourcing costs to support and process the SmartScan technology, net of consideration from a vendor. Additional costs include amortization expense on capitalized software development costs and personnel-related expenses, including stock-based compensation and employee costs attributable to supporting our customers and maintenance of our platform.
The consideration from a vendor is related to the Expensify Card. We use a third-party vendor to issue Expensify Cards and process the related transactions. When purchases are made with the Expensify Card, a fee is charged by the card network to the merchant (also known as “Interchange”). The vendor is contractually entitled to the Interchange through its relationships with the card network and card issuing bank. The vendor keeps a portion of the Interchange for their services, and our agreement with the vendor results in us receiving the remainder of the Interchange minus the amount retained by the vendor (our remainder portion, the "Expensify Interchange Amount"). The vendor also charges us fees (the "Vendor Fees") for the services it provides to us. Due to the nature of the vendor agreement, we do not record the Expensify Interchange Amount as revenue. Instead, the net of the Expensify Interchange Amount and Vendor Fees are paid to us, and we record it as "consideration from a vendor", a contra-expense in Cost of revenue, net. The following summarizes these various amounts for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Expensify Interchange Amount	$872	$284	$2,067	$698
Vendor Fees	65	22	142	66
Consideration from a Vendor	$807	$262	$1,925	$632

We anticipate an increase in Cost of revenue, net expenses during the three months and year ended December 31, 2021 in which we completed our initial public offering as a result of the discretionary cash bonuses anticipated to be paid to our employees during the fourth quarter of fiscal year 2021 as described in the subsection titled “Critical accounting policies and estimates — Cash bonuses”, as well as additional stock-based compensation expense going forward, as described within our notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Operating Expenses
Research and Development
Research and development expenses consist primarily of personnel-related expenses, including stock-based compensation, incurred related to the planning and preliminary project stage and post-implementation stage of new products or enhancing existing products or services. We capitalize certain software development costs that are attributable to developing or adding significant functionality to our internal-use software during the application development stage of the projects. All research and development expenses, excluding capitalized software development costs, are expensed as incurred.
We believe delivering new functionality is critical to attract new customers and expand our relationships with existing customers. We expect to continue to make investments in and expand our product and service offerings to enhance our customers’ experience and satisfaction and to attract new customers. We expect research and development expenses will increase as we expand our research and development team to develop new products and product enhancements.
We anticipate an increase in Research and development expenses during the three months and year ended December 31, 2021 in which we completed our initial public offering as a result of the discretionary cash bonuses anticipated to be paid to our employees during the fourth quarter of fiscal year 2021 as described in the subsection titled “Critical accounting policies and estimates — Cash bonuses”, as well as additional stock-based compensation expense going forward, as described within our notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related expenses, including stock-based compensation, advertising expenses, branding and public relations expenses and referral fees for strategic partners and other benefits that we provide to our referral and affiliate partners. We expect sales and marketing expenses will increase as we expand our sales efforts to pursue our market opportunity.
We anticipate an increase in Sales and marketing expenses during the three months and year ended December 31, 2021 in which we completed our initial public offering as a result of the discretionary cash bonuses anticipated to be paid to our employees during the fourth quarter of fiscal year 2021 as described in the subsection titled “Critical accounting policies and estimates — Cash bonuses”, as well as additional stock-based compensation expense going forward, as described within our notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses, including stock-based compensation, for executive management and any employee time allocated to administrative functions, including finance and accounting, legal and human resources. In addition to personnel-related expenses, general and administrative expenses consist of rent, utilities, depreciation on property and equipment, amortization of finance lease right-of-use assets and external professional services, including accounting, audit, tax, finance, legal and compliance, human resources and information technology. We expect that general and administrative expenses will continue to increase as we scale our business and as we incur costs associated with being a publicly traded company, including legal, audit, business insurance and consulting fees.
We anticipate an increase in General and administrative expenses during the three months and year ended December 31, 2021 in which we completed our initial public offering as a result of the discretionary cash bonuses anticipated to be paid to our employees during the fourth quarter of fiscal year 2021 as described in the subsection titled “Critical accounting policies and estimates — Cash bonuses”, as well as additional stock-based compensation expense going forward, as described within our notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest and Other Expenses, Net
Interest and other expenses, net, consist primarily of interest paid under our credit facilities with Canadian Imperial Bank of Commerce (CIBC). It also includes realized gains and losses on foreign currency transactions and foreign currency remeasurement.
Benefit (Provision) for Income Taxes
Income taxes primarily consist of income taxes in the United States, United Kingdom, Australia, Netherlands and Canada, as well as states in the United States in which we do business.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.
The following table sets forth our results of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)
Revenue	$37,447	$21,694	$102,471	$62,335
Cost of revenue, net(1)	18,197	8,443	33,768	23,881
Gross margin	19,250	13,251	68,703	38,454
Operating expenses:
Research and development(1)	2,167	2,268	8,138	4,645
General and administrative(1)	18,333	14,579	35,827	24,717
Sales and marketing(1)	7,608	1,491	14,555	7,814
Total operating expenses	28,108	18,338	58,520	37,176
(Loss) income from operations	(8,858)	(5,087)	10,183	1,278
Interest and other expenses, net	(1,054)	(646)	(2,560)	(2,160)
(Loss) income before income taxes	(9,912)	(5,733)	7,623	(882)
Benefit (provision) for income taxes	3,567	(1,205)	706	(2,570)
Net (loss) income	$(6,345)	$(6,938)	$8,329	$(3,452)

Less: income allocated to participating securities	—	—	(5,625)	—
Net (loss) income attributable to common stockholders	$(6,345)	$(6,938)	$2,704	$(3,452)
Net (loss) income per share attributable to common stockholders:
Basic	$(0.18)	$(0.25)	$0.09	$(0.13)
Diluted	$(0.18)	$(0.25)	$0.07	$(0.13)
Weighted-average shares of common stock used to compute net (loss) income per share attributable to common stockholders:
Basic	34,490,860	27,951,536	31,301,387	27,095,925
Diluted	34,490,860	27,951,536	41,452,880	27,095,925

(1)Includes stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue, net	$245	$956	$670	$1,280
Research and development	154	1,062	482	1,302
General and administrative	410	9,689	1,118	10,205
Sales and marketing	88	58	225	164
Total stock-based compensation expense	$897	$11,765	$2,495	$12,951

Comparison of the three months ended September 30, 2021 and 2020
Revenue

	Three months ended September 30,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Revenue	$37,447	$21,694	$15,753	73%

Revenue increased by $15.8 million, or 73%, for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to a pricing change implemented in May 2020, which led to a gradual increase in per member price for our paid members over time from existing customers not using the Expensify Card in connection with our expense management platform for 50% or more of their approved expenses and increased demand for business travel, which is a significant use for our platform and driver for an increase in the number of paid members, that can be attributed to the lifting of travel restrictions within the United States and certain other countries and higher rates of returning to the office as a result of the widespread availability and distribution of COVID-19 vaccines. Our revenue for the three months ended September 30, 2020 was adversely affected by the COVID-19 pandemic, particularly due to the decrease in business travel.
Cost of Revenue, Net and Gross Margin

	Three months ended September 30,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Cost of revenue, net	$18,197	$8,443	$9,754	116%
Gross margin	19,250	13,251	$5,999	45%
Gross margin %	51%	61%

Cost of revenue, net increased by $9.8 million, or 116%, for the three months ended September 30, 2021 compared to the same period in 2020. Cost of revenue, net increased primarily due to discretionary cash bonuses of $3.6 million paid out to employees directly engaged in supporting our customers and providing maintenance of our platform as well as a related bonus accrual of $5.4 million during the three months ended September 30, 2021 for discretionary cash bonuses to be paid to our employees during the fourth quarter of fiscal year 2021. For further detail over the cash bonuses, refer to the subsection titled "Critical accounting policies and estimates—Cash bonuses". Another contributing factor to the increase is a higher volume of payment processing fees directly related to the increase in reimbursement activity. In addition, consideration from a vendor, which represents monetizing Expensify Card activities, reduced cost of revenue, net by $0.8 million and $0.3 million for the three months ended September 30, 2021 and

September 30, 2020, respectively. This increase in reduction to cost of revenue, net was driven primarily by increased adoption and spend captured from members on the Expensify Card.
Gross margin decreased to 51% for the three months ended September 30, 2021 compared to 61% in the same period in 2020. The decrease was primarily driven by the 116% increase in cost of revenue, net for the three months ended September 30, 2021 compared to the same period in 2020. Although revenue increased by 73% for the same period, cost of revenue, net increased at a higher rate due to the factors described in the preceding paragraph.
Operating Expenses
Research and Development

	Three months ended September 30,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Research and development	$2,167	$2,268	$(101)	(4)%

Research and development expenses decreased by $0.1 million, or 4%, for the three months ended September 30, 2021 compared to the same period in 2020. The decrease is primarily driven by increased capitalization of internally developed software costs directly related to employee time spent in the application development stage of projects for new products and features that are crucial for the success of our Company partially offset by discretionary cash bonuses of $2.0 million paid out to employees directly engaged in the planning and preliminary project stage and post-implementation stage of new products and features as well as a related bonus accrual of $1.9 million during the three months ended September 30, 2021 for discretionary cash bonuses to be paid to our employees during the fourth quarter of fiscal year 2021. For further detail over the cash bonuses, refer to the subsection titled "Critical accounting policies and estimates—Cash bonuses". We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated features, products and services that are central to our core business strategy.
Sales and Marketing

	Three months ended September 30,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Sales and marketing	$7,608	$1,491	$6,117	410%

Sales and marketing expenses increased by $6.1 million, or 410%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase was driven primarily by out of home advertising campaigns, the purchase of ads on podcasts and various other platforms to promote our products and services and discretionary cash bonuses of $1.3 million paid out to employees directly engaged in sales and marketing activities as well as a related bonus accrual of $1.8 million during the three months ended September 30, 2021 for discretionary cash bonuses to be paid to our employees during the fourth quarter of fiscal year 2021. For further detail over the cash bonuses, refer to the subsection titled "Critical accounting policies and estimates—Cash bonuses". For the three months ended September 30, 2020, we aggressively reduced our advertising and other sales and marketing expenses due to the impact of the COVID-19 pandemic.
General and Administrative

	Three months ended September 30,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
General and administrative	$18,333	$14,579	$3,754	26%

General and administrative expenses increased by $3.8 million, or 26%, for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to increased employee compensation of our executive employees, hiring of additional accounting and finance employees, increased professional service costs for accounting, auditing and legal services related to our annual financial statement audits and quarterly reviews and discretionary cash bonuses of $2.6 million paid out to employees directly engaged in general and administrative activities as well as a related bonus accrual of $7.7 million during the three months ended September 30, 2021 for discretionary cash bonuses to be paid to our employees during the fourth quarter of fiscal year 2021. For further detail over the cash bonuses, refer to the subsection titled "Critical accounting policies and estimates—Cash bonuses".
Interest and Other Expenses, Net

	Three months ended September 30,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Interest and other expenses, net	$(1,054)	$(646)	$(408)	63%
	(1,054)	(646)
Interest and other expenses, net increased by $0.4 million, or 63%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase was driven by the U.S. dollar getting stronger in 2021 resulting in higher foreign transaction exchange losses.
Benefit (Provision) for Income Taxes

	Three months ended September 30,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Benefit (provision) for income taxes	$3,567	$(1,205)	$4,772	(396)%

We recorded a $3.6 million benefit for income taxes for the three months ended September 30, 2021 compared to a $1.2 million provision for the same period in 2020. We follow the asset and liability method of accounting for income taxes, whereby we recognize deferred income taxes for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The provision for income taxes reflects taxable income earned and taxed in U.S. federal and state and non-U.S. jurisdictions.
During the three months ended September 30, 2021, we recorded a benefit for income taxes primarily due to cash bonuses for employees that were approved by management in July 2021, which resulted in a net loss for the three months ended September 30, 2021 and a change to our estimated taxable income for the annual period ended December 31, 2021. For further detail over these cash bonuses, refer to the Employee stock option exercise cash bonus discussion within Note 2. During the three months ended

September 30, 2020, we had a loss before income taxes, however a significant secondary market transaction occurred that was not tax deductible, which resulted in taxes owed on the transaction.
In addition, we prepared our interim tax provision by applying a year-to-date effective tax rate starting in the three months ended September 30, 2021. For the three months ended September 30, 2020, we prepared our interim tax provision by applying an annual effective tax rate. We believe that using the actual year-to-date effective tax rate going forward results in the best estimate of the annual effective tax rate.
Comparison of the nine months ended September 30, 2021 and 2020
Revenue

	Nine months ended September 30,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Revenue	$102,471	$62,335	$40,136	64%

Revenue increased by $40.1 million, or 64%, for the nine months ended September 30, 2021 compared to the same period in 2020. In May 2020, the Company updated its terms of service, which resulted in annual contracts becoming noncancellable and implemented a pricing change, which led to a significant increase in the average paid member price during the nine months ended September 30, 2021 compared to the same period in 2020.
Revenue growth was partially offset by a slight decrease in average paid members for the nine months ended September 30, 2021 compared to the same period in 2020. Although the number of paid members decreased from approximately 674,000 paid members on average during the nine months ended September 30, 2020 to approximately 656,000 paid members on average during the nine months ended September 30, 2021, the monthly average paid member numbers continue to incrementally recover back to pre-COVID levels that were evident during the first quarter of 2020. We continue to see further evidence of recovery with increased reimbursement activity each quarter during the nine months ended September 30, 2021 as global restrictions are eased.
Cost of Revenue, Net and Gross Margin

	Nine months ended September 30,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Cost of revenue, net	$33,768	$23,881	$9,887	41%
Gross margin	68,703	38,454	$30,249	79%
Gross margin %	67%	62%

Cost of revenue, net increased by $9.9 million, or 41%, for the nine months ended September 30, 2021 compared to the same period in 2020. Cost of revenue, net increased primarily due to the increase in employee compensation related to the discretionary cash bonuses of $3.6 million paid to employees directly engaged in supporting our customers and providing maintenance of our platform as well as a related bonus accrual of $5.4 million during the nine months ended September 30, 2021 for discretionary cash bonuses to be paid to our employees during the fourth quarter of fiscal year 2021. For further detail over the cash bonuses, refer to the subsection titled "Critical accounting policies and estimates—Cash bonuses". In addition to the cash bonuses, Cost of revenue, net primarily increased due to a higher volume of payment processing fees directly related to the increase in reimbursement activity, increased efforts in support and implementation services, amortization related to capitalized software as our research and development efforts continue to grow to develop new products and services, and increased outsourcing activities related to maintaining the platform. In addition, consideration from a vendor, which represents monetizing Expensify Card activities, reduced cost of revenue, net by $1.9 million and $0.6 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. This increase in reduction to cost of revenue, net was driven primarily by increased adoption and spend captured from members on the Expensify Card.
Gross margin increased to 67% for the nine months ended September 30, 2021 compared to 62% in the same period in 2020. The increase was primarily driven by the 64% increase in revenue for the nine months ended September 30, 2021 compared to the same period in 2020. Although revenue increased by 64% for the same period, cost of revenue, net did not increase at the same rate due to the factors described in the preceding paragraph.
Research and Development

	Nine months ended September 30,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Research and development	$8,138	$4,645	$3,493	75%

Research and development expenses increased by $3.5 million, or 75%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase is primarily driven by discretionary cash bonuses of $5.6 million paid out to employees directly engaged in the planning and preliminary project stage and post-implementation stage of new products and features that are crucial for the success of our Company as well as a related bonus accrual of $1.9 million during the nine months ended September 30, 2021 for discretionary cash bonuses to be paid to our employees during the fourth quarter of fiscal year 2021. For further detail over the cash bonuses, refer to the subsection titled "Critical accounting policies and estimates—Cash bonuses". These increases were partially offset by increased capitalization of internally developed software costs directly related to employee time spent in the application development stage of projects for our new products and features.
Sales and Marketing

	Nine months ended September 30,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Sales and marketing	$14,555	$7,814	$6,741	86%

Sales and marketing expenses increased by $6.7 million, or 86%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was driven primarily by discretionary cash bonuses of $1.3 million paid out to employees directly engaged in sales and marketing activities as well as a related bonus accrual during the nine months ended September 30, 2021 for discretionary cash bonuses of $1.8 million to be paid to our employees during the fourth quarter of fiscal year 2021. For further detail over the cash bonuses, refer to the subsection titled "Critical accounting policies and estimates—Cash bonuses". The Company also increased advertising spend to gain further brand awareness. Following an Expensify Card launch advertising campaign during the first three months of 2020, we aggressively reduced our advertising and other sales and marketing expenses for the nine months ended September 30, 2020 due to the impact of the COVID-19 pandemic.
General and Administrative

	Nine months ended September 30,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
General and administrative	$35,827	$24,717	$11,110	45%

General and administrative expenses increased by $11.1 million, or 45%, for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to increased compensation of our executive employees and discretionary cash bonuses of $6.9 million paid out to employees directly engaged in general and administrative activities as well as a related bonus accrual of $7.7 million during the nine months ended September 30, 2021 for discretionary cash bonuses to be paid to our employees during the fourth quarter of fiscal year 2021. For further detail over the cash bonuses, refer to the subsection titled "Critical accounting policies and estimates—Cash bonuses". The increase was also due to higher professional service costs for accounting, auditing, and legal services related to our annual financial statement audits and quarterly reviews.
Interest and Other Expenses, Net

	Nine months ended September 30,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Interest and other expenses, net	$(2,560)	$(2,160)	$(400)	19%

Interest and other expenses, net increased by $0.4 million, or 19% for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was driven by the U.S. dollar getting stronger in 2021 resulting in higher foreign transaction exchange losses.
Benefit (Provision) for Income Taxes

	Nine months ended September 30,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Benefit (provision) for income taxes	$706	$(2,570)	$3,276	(127)%

We recorded a $0.7 million benefit for income taxes for the nine months ended September 30, 2021 compared to a $2.6 million provision for income taxes for the same period in 2020. We follow the asset and liability method of accounting for income taxes, whereby we recognize deferred income taxes for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The provision for income taxes reflects taxable income earned and taxed in U.S. federal and state and non-U.S. jurisdictions.
Our tax benefit for the nine months ended September 30, 2021 was affected primarily by our change to the estimated taxable income for the annual period ended December 31, 2021 as a result of the one time bonus expenses we incurred during the nine months ended September 30, 2021 as well as expected bonus expenses to be incurred during the fiscal quarter ended December 31, 2021. During the nine months ended September 30, 2020, we had a loss before income taxes, however a significant secondary market transaction occurred that was not tax deductible, which resulted in taxes owed on the transaction.
In addition, we prepared our interim tax provision by applying a year-to-date effective tax rate starting in the three months ended September 30, 2021. For the nine months ended September 30, 2020 and the first two fiscal quarters of 2021, we prepared our interim tax provision by applying an annual effective tax rate. We believe that using the actual year-to-date effective tax rate going forward results in the best estimate of the annual effective tax rate.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income from operations excluding provision for income taxes, interest and other expenses, net, depreciation and amortization and stock based compensation. We define adjusted EBITDA margin as adjusted EBITDA divided by total revenue for the same period. We are focused on profitable growth and we consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses that are not indicative of the core operating performance of our business.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands, except percentages)
Adjusted EBITDA	$(6,523)	$7,422	$16,410	$16,582
Adjusted EBITDA margin	(17)%	34%	16%	27%

Limitations and Reconciliations of Non-GAAP Financial Measures
Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as substitutes for financial information presented under GAAP. There are a number of limitations related to the use of non-GAAP financial measures versus comparable financial measures determined under GAAP. For example, other companies in our industry may calculate these non-GAAP financial measures differently or may use other measures to evaluate their performance. All of these limitations could reduce the usefulness of these non-GAAP financial measures as analytical tools. Investors are encouraged to review the related GAAP financial measures and the reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures and to not rely on any single financial measure to evaluate our business.
The following table reconciles the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Adjusted EBITDA and adjusted EBITDA margin

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands, except percentages)
Net (loss) income	$(6,345)	$(6,938)	$8,329	$(3,452)
Net (loss) income margin	(17)%	(32)%	8%	(6)%
Add:
(Benefit) provision for income taxes	(3,567)	1,205	(706)	2,570
Interest and other expenses, net	1,054	646	2,560	2,160
Depreciation and amortization	1,438	744	3,732	2,353
Stock-based compensation	897	11,765	2,495	12,951
Adjusted EBITDA	$(6,523)	$7,422	$16,410	$16,582
Adjusted EBITDA margin	(17)%	34%	16%	27%

Liquidity and Capital Resources
As of September 30, 2021, we had $68.1 million in cash and cash equivalents. Since our inception, we have financed our operations primarily through our cash flow from operations, sales of our equity securities and borrowings under our credit facilities. In November 2021, we completed our IPO in which we received aggregate net proceeds of approximately $57.5 million after deducting underwriting discounts and commissions of approximately $4.9 million and offering costs of approximately $8.0 million. As of September 30, 2021, we had $67.6 million in outstanding indebtedness.
Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support growth in our business and our need to respond to business opportunities, challenges or unforeseen circumstances. We believe that our existing cash resources will be sufficient to finance our continued operations, growth strategy and the additional expenses we expect to incur as a public company for at least the next 12 months.
Cash Bonuses
As described in the subsection titled "Critical accounting policies and estimates—Cash bonuses,” we determined that we would pay a cash bonus to each of our employees in a value that approximates the cost of each employee exercising 45% of their total stock options, limited by the total stock options outstanding and held by each existing employee as of June 15, 2021, including the tax withholding applicable to each employee. We included both vested and unvested stock options outstanding and held by each existing employee as of June 15, 2021 by each employee in determining the cash bonus paid. No employee is obligated to use the cash bonus to exercise their outstanding stock options.
During the fourth quarter of the year ended December 31, 2021, we intend to use a portion of the net proceeds we received from completion of our IPO to pay the remaining discretionary cash bonuses to our employees, the total of which we currently estimate at approximately $27.8 million as of the date of this Quarterly Report on Form 10-Q.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2021	2020
	(in thousands)
Net cash provided (used) by operating activities	$34,580	$(4,392)
Net cash used by investing activities	(6,999)	(2,908)
Net cash provided by financing activities	17,564	8,463
Net increase in cash, cash equivalents and restricted cash	$45,145	$1,163

Cash Provided (Used) by Operating Activities
During the nine months ended September 30, 2021, cash provided by operating activities was $34.6 million, which was primarily driven by net income, non-cash charges including depreciation and amortization and stock-based compensation, increases in settlement liabilities which represent increased expense reimbursement activity, and increases in accrued expenses and other liabilities primarily resulting from employee compensation related to discretionary cash bonuses to be paid to employees. The timing of the settlement of certain operating liabilities and receipt of certain operating assets can affect the amounts reported as net cash provided by operating activities on the consolidated statements of cash flows. The main offsets to net cash provided by operating activities were due to the timing of receipt of certain operating assets such as accounts receivable.
Net cash provided (used) by operating activities increased for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to an increase in net income and net changes in operating assets and liabilities, particularly for settlement liabilities and accrued expenses and other liabilities.
Cash Used in Investing Activities
During the nine months ended September 30, 2021, cash used in investing activities was $7.0 million, primarily consisting of the purchase of property and equipment related to the build-out of our offices in Portland and San Francisco and software development costs.
Net cash used in investing activities increased for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to the increased activity during 2021 related to the build-out of our offices in Portland and San Francisco and software development costs as we continue to invest in our platform.
Cash Provided by Financing Activities
During the nine months ended September 30, 2021, cash provided by financing activities was $17.6 million, primarily consisting of proceeds from our amended and restated loan and security agreement with CIBC and exercises of stock options partially offset by principal payments to fully payoff our remaining principal balances on our amortizing and non-amortizing term loans with CIBC and payments of deferred offering costs related to our IPO.
Net cash provided by financing activities increased for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to the proceeds received from our amended and restated loan and security agreement with CIBC net of principal payments made to fully payoff our amortizing and non-amortizing term loans with CIBC as well as increased proceeds from exercises of stock options. These increases were partially offset by the borrowings under our line of credit that occurred during the nine months ended September 30, 2020.
Financing Arrangements
Amortizing Term Mortgage
In 2019, we purchased a commercial building in Portland, Oregon. In connection with the purchase, we entered into a credit agreement with CIBC that provides for a $8.3 million amortizing term mortgage. The agreement requires interest and principal payments be made each month over a 30-year period. Interest accrues at a fixed rate of 5% per year until August 2024, at which point the interest rate changes to the Wall Street Journal Prime Rate minus 0.25% for the remaining term of the mortgage. The borrowings are secured by the building. As of September 30, 2021 and December 31, 2020, the outstanding balance of the amortizing term mortgage was $8.0 million and $8.1 million, respectively.
Loan and Security Agreement
Our loan and security agreement with CIBC, as amended and restated in September 2021 (2021 amended term loan), includes a $75.0 million term loan, consisting of a $45.0 million initial term loan with an option at a later date to enter into an additional $30.0 million delayed term loan, and a $25.0 million revolving line of credit. Approximately $24.0 million of the loan proceeds were used to immediately repay the remaining balances under the amortizing and non-amortizing term loans at the time of the amendment and restatement in September 2021 as well as the commitment fees and any other debt issuance costs associated with the amended agreement. The remaining proceeds from the initial term loan went towards the Company's normal business operations and towards debt issuance costs.
The loan and security agreement was originally entered into in May 2018. The initial term loan of $45.0 million entered into by the Company in September 2021 is payable over a 60 month period with principal and accrued interest payments due each quarter thereafter, which commences with the first payment due on September 30, 2021. Quarterly principal payments are fixed and escalate throughout the term. The amounts borrowed are payable with interest at the bank’s reference rate plus 2.25% (5.5% as of September 30, 2021) and continuing on a quarterly basis through the end of the term loan. The borrowings are secured by substantially all the Company’s assets. As of September 30, 2021, the outstanding balance of the 2021 amended term loan and revolving line of credit was $44.9 million and $15.0 million, respectively.The term loan and revolving line of credit mature in September 2026 and September 2024, respectively.
See Note 7 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
Certain Covenants
We are subject to customary covenants under our loan and security agreement, which unless waived by CIBC, restrict our and our subsidiaries' ability to, among other things incur additional indebtedness, create or incur liens, permit a change of control or merge or consolidate with other companies, sell or transfer assets, pay dividends or make distributions, make acquisitions, investments or loans, or payments and prepayments of subordinated indebtedness, subject to certain exceptions. We must also maintain certain financial covenants: for the first year, a total annual recurring revenue leverage ratio not to exceed 0.8 to 1.0, tested on the last day of each fiscal quarter, and maintaining liquidity at times not less than $10.0 million, in each case as defined in the loan and security agreement; and thereafter, a total EBITDA net leverage ratio, tested each quarter, of not less than 5.00 to 1.00 from September 30, 2022 through and including June 30, 2023, not less than 4.00 to 1.00 from September 30, 2023 through and including June 30, 2024, and not less than 3.00 to 1.00 from September 30, 2024 and thereafter, and a fixed charge coverage ratio of not less than 1.10 to 1.00, tested on the last day of each calendar quarter.
If we fail to perform our obligations under these and other covenants, CIBC’s credit commitments could be terminated and any outstanding borrowings, together with accrued interest, under the credit or loan agreements could be declared immediately due and payable.
As of September 30, 2021, we were in compliance with all debt covenants.
Contractual Obligations and Commitments
Our contractual obligations and commitments primarily consist of obligations under financing arrangements, operating leases for corporate offices, and finance leases for data center equipment. For additional information on financing arrangements, operating leases, and finance leases, see Note 5 and Note 7 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information. Except for our financing arrangements, there have been no material changes in our contractual obligations and commitments, as disclosed in the Prospectus.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms whereby we agree to indemnify customers, issuing banks, card networks, vendors, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of income, consolidated statements of convertible preferred stock and stockholder's deficit, or consolidated statements of cash flows.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our consolidated financial statements included elsewhere herein have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are more fully described in the notes to our consolidated financial statements included elsewhere herein, we believe that the following accounting policies and estimates are critical to our business operations and understanding of our financial results. See Note 2 to our consolidated financial statements contained elsewhere herein for a description of our other significant accounting policies.
Employee and Employee-related Expenses
Allocating our employee and employee-related expenses, which consist of contractor costs, employee salary and wages, stock-based compensation and travel and other employee-related costs, to their appropriate financial statement line items on the consolidated statements of income, requires us to make estimates and judgments as a result of our generalist model and organizational structure. We base our estimates for allocating employee and employee related expenses on our internal time tracking tools. Management reviews the estimates each reporting period to evaluate the estimate of the allocated amounts to each expense financial statement line item in the consolidated financial statements.
Revenue Recognition
We generate revenue from subscription fees paid by our customers to access and use our hosted software services, as well as standard customer support. We adopted Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) as of January 1, 2019, utilizing the full retrospective method of transition.
We recognize revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
Under Topic 606, we determine the amount of revenue to be recognized through the following five-step framework:
1.Identification of the contract, or contracts, with a customer;
2.Identification of the performance obligations in the contract;

3.Determination of the transaction price;
4.Allocation of the transaction price to the performance obligations in the contract; and
5.Recognition of revenue when, or as, we satisfy a performance obligation.
Our contracts are either month-to-month arrangements billed monthly in arrears based on a specified number of members or annual arrangements billed monthly in arrears based on a minimum number of monthly members. Month-to-month contracts can be terminated by either party at any time without penalty. Annual subscription customers who wish to terminate their contracts before the end of the term are required to pay the remaining obligation in full plus any fees or penalties set forth in the agreement. In May 2020, we updated our terms of service, which resulted in annual contracts becoming noncancelable and a pricing change, which led to an increase in the per member price for paid members.
We charge our customers subscription fees for access to our platform based on the number of monthly members and level of service. The contractual price per member is based on either negotiated fees or rates published on our website. Our contracts with our customers include two performance obligations: access to the hosted software service (SaaS), inclusive of all features available within the platform, and related customer support. We account for the SaaS and the support as a combined performance obligation because they have the same pattern of transfer over the same period and are therefore delivered concurrently. We satisfy our performance obligation over time each month as we provide the SaaS and support services to customers and as such generally recognize revenue monthly based on the number of monthly members and contractual rate per member.
Certain annual contracts provide the customer the option to increase the minimum number of members and extend the contract term on a prospective basis or to purchase members beyond the minimum contracted number of members at a higher rate for a particular month. We account for these options when the customer exercises the option as they do not represent a material right, and we account for them as a contract modification when exercised by the customer.
We recognize revenue net of applicable taxes imposed on the related transaction. We charge the customer on a monthly basis, in arrears, with typical payment terms being 30 days. A contract asset is the right to consideration for transferred goods or services and arises when the amount of revenue recognized exceeds amounts billed to a customer. As a result of a price increase in 2020 that was applicable to certain annual contracts and is being billed incrementally by us over a twelve month period, we recorded revenue for such contracts on a straight line basis over the twelve month period affected by the price increase. This resulted in contract assets that consist of unbilled receivables for revenue recognized in excess of billings. We recorded contract assets for unbilled receivables of $0.1 million and $1.2 million within Other current assets on our consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. The contract asset will decrease as the price increase is applied to the amounts billed to customers, over the twelve month period. Since our performance obligation is satisfied monthly, at any reporting period, we have no unsatisfied, or partially unsatisfied, performance obligations.
Common Stock Valuations
Prior to the IPO, given the absence of a public trading market for our common stock, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors exercised its reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of fair value of our common stock underlying the stock options and RSUs, including:
•independent third-party valuations of our common stock;
•the expected price range of our common stock upon IPO determined by bankers;

•the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock;
•our financial condition, results of operations and capital resources;
•the likelihood and timing of achieving a liquidity event, such as an initial public offering or sale of the company, given prevailing market conditions;
•the lack of marketability of our common stock;
•our estimates of future financial performance;
•valuations of comparable companies;
•the hiring or loss of key personnel;
•the status of our development, product introduction and sales efforts;
•industry information, such as market growth and volume and macro-economic events; and
•additional objective and subjective factors relating to our business.
To determine the fair value of our common stock, we first determined our enterprise value and then allocated that enterprise value to our common stock and common stock equivalents. Our enterprise value was estimated using two generally accepted approaches: the income approach and the market approach.
The income approach estimates enterprise value based on the estimated present value of future cash flows the business is expected to generate over its remaining life. The estimated present value is calculated using a discount rate reflective of the risks associated with an investment in a similar company in a similar industry or having a similar history of revenue growth. The market approach measures the value of a business through an analysis of recent sales or offerings of comparable investments or assets, and in our case, focused on comparing us to a group of our peer companies. In applying this method, valuation multiples are derived from historical operating data of the peer company group. We then apply multiples to our operating data to arrive at a range of indicated values of the company.
For each valuation, we prepared a financial forecast to be used in the computation of the value of invested capital for both the income approach and market approach. The financial forecast considered our past results and expected future financial performance. The risk associated with achieving this forecast was assessed in selecting the appropriate discount rate. There is inherent uncertainty in these estimates as the assumptions used are highly subjective and subject to changes as a result of new operating data and economic and other conditions that impact our business.
As an additional indicator of fair value, we provided weighting to arm’s-length transactions involving issuances of our securities near the respective valuation dates.
Following our initial public offering, it will not be necessary to determine the fair value of our common stock, as our shares will be traded in the public market.
Stock-Based Compensation
We account for stock-based compensation under the fair value recognition and measurement provisions of U.S. generally accepted accounting principles. Those provisions require all stock-based awards granted to employees, including stock options and restricted stock units, to be measured based on fair value at the date of grant, with the resulting expense generally recognized in the consolidated statements of income over the period during which the employee is required to perform service in exchange for the award.

We utilize the Black-Scholes option pricing model to determine the estimated fair value of stock options. We recognize these stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. We record forfeitures as they occur.
The Black-Scholes option pricing model requires management to make a number of assumptions, including the fair value and expected volatility of our underlying common stock, expected life of the award, risk-free interest rate and expected dividend yield. The fair value of common stock is determined by the Board of Directors based on a number of factors, including independent third-party valuations of our common stock, which consider estimates of our future performance and valuations of comparable companies. We also consider prices at which others have purchased our stock, and the likelihood and timing of achieving a liquidity event. When awards are granted or revalued between the dates of valuation reports, we consider the change in common stock fair value and the amount of time that lapsed between the two reports to determine whether to use the latest common stock valuation or an interpolation between two valuation dates for purposes of valuing stock-based awards. We estimate the volatility of our common stock at the date of grant based on the expected weighted-average volatility for a group of publicly traded companies in a similar industry or with similar service offerings, with a term of one year or greater. The expected life represents the period that the our stock-based award is expected to be outstanding. The expected life for option grants is determined using the simplified method. The simplified method deems the expected life to be the average of the time-to-vesting and the contractual life of the stock-based awards. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. The expected dividend yield is assumed to be zero as we have not paid and do not expect to pay dividends.
Subsequent to the completion of the IPO, the fair value of our underlying common stock will be determined by the closing price, on the date of grant, of our Class A common stock, which is traded on the Nasdaq Global Select Market.
On September 24, 2021, we granted to employees restricted stock units (RSUs) that settle in shares of Class A and LT50 common stock, effective as of immediately before the effectiveness of the IPO Registration Statement on November 9, 2021. As such, these are considered to be RSUs with a performance condition for accounting purposes. We measure these RSUs based on the fair value of the underlying common stock on the grant date, which was consistent with the factors described within the Black-Scholes option pricing model. Subsequent to the completion of the IPO, the fair value of our underlying common stock will be determined by the closing price, on the date of grant, of its Class A common stock, which is traded on the Nasdaq Global Select Market.
Once the performance condition is satisfied for these RSUs, we will recognize stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the RSU vesting term of eight years. For these RSUs, we will recognize a cumulative one-time stock-based compensation expense on the date the performance condition is satisfied for the service period satisfied prior to this date and recognize all remaining stock-based compensation expense for RSUs over the remaining requisite service period. Forfeitures are recorded as they occur.
No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options during the three months and nine months ended September 30, 2021 and 2020.
Cash Bonuses
In July 2021, we determined that we would pay a cash bonus to each of our employees in a value that approximates the cost of each employee exercising 45% of their total stock options issued, limited by the total stock options outstanding as of June 15, 2021, including the tax withholding applicable to each employee. We included both vested and unvested stock options outstanding and held by each existing employee as of June 15, 2021 to each employee in determining the cash bonus paid.
In addition to using the exercise cost of the stock options through June 15, 2021, management relied on an estimate to determine the tax withholding that could be applicable to each employee based on if they were to exercise the stock options. In order to determine this estimate, we relied on third-party tax consultants that reviewed a number of assumptions provided by management, including the applicable taxable income to the employee as a result of the cash bonus in 2021 and the spread of the fair value of the options based on the latest independent third-party common stock valuation and the exercise price of the same options applicable to each employee. No employee was obligated to use the cash bonus to exercise their outstanding stock options.
During the fourth quarter of the year ended December 31, 2021, we intend to use a portion of the net proceeds we received from completion of our IPO to pay the remaining discretionary cash bonuses to our employees, the total of which we currently estimate at approximately $27.8 million as of the date of this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.
Emerging Growth Company Status
We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
We report our results in U.S. dollars, which is our reporting currency. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the British Pound and the Australian Dollar. Foreign currency assets and liabilities are remeasured into the U.S. dollar at the end-of-period exchange rates except for prepaid expenses, property and equipment and related depreciation and amortization, and lease right-of-use assets and related amortization, which are remeasured at the historical exchange rates. Revenues and expenses are remeasured at average exchange rates in effect during each period. Gains or losses from foreign currency transactions are included in the consolidated statements of income.
If the value of the U.S. dollar weakens relative to the foreign currencies, this may have an unfavorable effect on our cash flows and operating results. We do not believe that a 10% change in the relative value of the U.S. dollar to other foreign currencies would have a material effect on our cash flows and operating results.
Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our amortizing term mortgage, our monthly revolving line of credit and our amortizing term loan. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors held constant. Assuming the amounts outstanding under these borrowing facilities are fully drawn, a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and as discussed below, our chief executive officer and chief financial officer have concluded that as of September 30, 2021, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Material Weakness
As previously identified, in connection with our management’s assessment of controls over financial reporting during the years ended December 31, 2020 and 2019, we identified a material weakness in our internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that we identified related to having insufficient technical skills to address complex issues combined with insufficient accounting staff to implement the processes and reviews necessary to ensure material misstatements did not occur.
To address this material weakness, we are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. For example, as we have prepared to become a public company, we have worked to improve the controls around our key accounting processes and our quarterly close process, and we have hired additional accounting and finance personnel to help us implement these processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems. We will not be able to sufficiently remediate these control deficiencies until these steps have been completed and the controls have been operating effectively for a sufficient period of time. If any of these new or improved controls and systems do not perform as expected, we may continue to experience material weaknesses in our controls.
Changes in Internal Control Over Financial Reporting
Except for the remediation efforts described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Defending such proceedings is costly and can impose a significant burden on management and employees, we may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained.
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our Class A common stock. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations and growth prospects.
Risks related to our business
Our quarterly and annual results of operations have fluctuated in the past and may fluctuate significantly in the future and may not meet our expectations or those of investors or securities analysts.
Our quarterly and annual results of operations, including the levels of our revenue, deferred revenue, working capital and cash flows, have varied significantly in the past and may vary significantly in the future, such that period-to-period comparisons of our results of operations may not be meaningful. Our quarterly and annual financial results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:
•the level of demand across our platform and for individual features within our platform;
•our ability to grow or maintain our gross logo retention rate and net seat retention rate (each as described under the section titled "Management's discussion and analysis of financial condition and results of operations—Key factors affecting our performance—Retaining existing customers" in our prospectus on Form S-1), expand usage within organizations, retain and increase sales to existing customers and attract new members and customers;
•our ability to convert individuals and organizations using our free features or trial subscriptions into paying customers;
•our ability to predictably generate revenue through marketing and sales efforts;
•the timing and success of new features, integrations, capabilities and enhancements by us to our platform, or by our competitors to their products, or any other changes in the competitive landscape of our market;

•our ability to grow and maintain our relationships and/or integrations with our network of third-party partners, including integration partners, channel partners and professional service partners;
•our ability to regulate members and member interactions on an increasingly collaborative platform;
•our ability to grow revenue share and customer referrals from our partner ecosystem;
•our ability to attract new customers and retain existing customers;
•the success of our customers’ businesses;
•our ability to achieve widespread acceptance and use of our platform and features, including the Expensify Card and any new features we may introduce;
•our ability to retain customers on annual subscriptions;
•our ability to maintain and improve employee efficiency, and our ability to manage third party, outsourced or open source workers to provide value-added services like receipt processing, customer support and engineering;
•errors in our forecasting of the demand for our platform and features, which would lead to lower revenue, increased costs, or both;
•the amount and timing of operating expenses and capital expenditures, as well as entry into operating leases, that we may incur to maintain and expand our business and operations and to remain competitive;
•the timing of expenses and recognition of revenue;
•actual or perceived security breaches, technical difficulties, or interruptions to our platform and features;
•pricing pressure as a result of competition or otherwise;
•ineffective pricing strategies that could limit customer base expansion, revenue growth and subscription renewals;
•adverse litigation judgments, other dispute-related settlement payments, or other litigation-related costs;
•the number of new employees hired;
•the timing of the grant or vesting of equity awards to employees, directors, or consultants;
•declines in the values of foreign currencies relative to the U.S. dollar;
•changes in, and continuing uncertainty in relation to, the legislative or regulatory environment;
•legal and regulatory compliance costs in new and existing markets;
•costs and timing of expenses related to the potential acquisition of talent, technologies, businesses or intellectual property, and their integration, including potentially significant amortization costs and possible write-downs;
•health epidemics, such as the COVID-19 pandemic, or other conditions that impact travel and business spending; and
•general economic and market conditions in either domestic or international markets, including geopolitical uncertainty and instability and their effects on software spending.

Any one or more of the factors above may result in significant fluctuations in our quarterly and annual results of operations, which may negatively impact the trading price of our Class A common stock. You should not rely on our past results as an indicator of our future performance.
The variability and unpredictability of our quarterly and annual results of operations or other operating metrics could result in our failure to meet our expectations or those of investors or analysts with respect to revenue or other metrics for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the trading price of our Class A common stock would fall, and we would face costly litigation, including securities class action lawsuits.
We experienced rapid growth in recent periods prior to the COVID-19 pandemic, and those growth rates may not be indicative of our future growth, and we may not be able to maintain profitability.
We experienced rapid growth in recent periods prior to the COVID-19 pandemic. Our business has been impacted by the COVID-19 pandemic, with declines in revenue and paid members due to government-imposed lock-downs, a decrease in business travel and other expense-generating activity, and SMBs downsizing or going out of business, among other things. While we have seen an increase in paid members and improvements in revenue since the low point of the pandemic, our growth rate may not return to pre-pandemic levels. Even if our revenue and paid members continue to increase in the near term, we expect that our growth rate will decline as a result of a variety of factors, including the maturation of our business. Further, as we operate in a new and rapidly changing category of preaccounting software, widespread acceptance and use of our platform and features, particularly our expense management feature, is critical to our future growth and success. We believe our growth depends on a number of factors, including, but not limited to, our ability to:
•attract new individuals and organizations to use our features, particularly our expense management feature;
•convert individuals and organizations using our free features or trial subscriptions into paying customers;
•grow or maintain our gross logo retention rate and net seat retention rate, and expand usage within organizations;
•price our subscription plans effectively and competitively;
•retain our existing individual and organizational customers;
•achieve widespread acceptance and use of our platform and features, including in markets outside of the United States;
•continue to successfully advance our bottom-up sales strategy as well as strategic relationships with our channel partners;
•continue to maintain and build a platform and brand that drives word of mouth exposure to new potential members;
•grow or maintain our brand through marketing, advertising campaigns, partnerships and other methods;
•gain member traction for and generate revenue from our new features and services;
•grow or maintain current levels of consideration from a vendor and/or fees generated through transaction-based features;
•expand the features and capabilities of our platform and features;

•provide excellent customer experience and customer support;
•maintain the security and reliability of our platform and features;
•maintain the trust of our customers;
•successfully compete against established companies and new market entrants, as well as existing software tools;
•successfully respond to other competitive challenges in the United States and globally;
•attract, hire and retain highly skilled personnel;
•weather the impact of the COVID-19 pandemic and the end of the COVID-19 pandemic on our business;
•obtain, expand, maintain, enforce and protect our intellectual property portfolio;
•operate as a public company;
•grow our member and customer base in new countries and/or markets, and increase awareness of our brand on a global basis; and
•obtain and maintain compliance and licenses material to our current and future businesses, and comply with existing and new applicable laws and regulations including in markets outside of the United States.
If we are unable to accomplish these tasks, our growth, including our revenue growth, would be harmed. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to maintain profitability.
The COVID-19 pandemic has materially adversely affected, and may continue to materially adversely affect, our business and our ability to grow. Whether or not a result of the COVID-19 pandemic, a sustained general economic downturn, an uneven recovery, or continued instability could materially and adversely affect our business, results of operations, financial condition and growth prospects.
The COVID-19 pandemic and the measures attempting to contain and control its spread have significantly curtailed the movement of people, goods and services worldwide. The effects of the COVID-19 pandemic, including stay at home, business closure and other restrictive orders, and the resulting changes in business and consumer expenditures and other behaviors, have disrupted our business and impacted our employees, partners, third-party service providers and customers.
In particular, conditions caused by the COVID-19 pandemic such as economic instability, remote work and travel restrictions have negatively affected demand for our platform as employees incurred fewer work- and travel-related expenses and submitted fewer expense reimbursement requests to their employers, and as SMBs downsized or went out of business. As a result of the COVID-19 pandemic, we have experienced a decline in paid members and subscription revenue, with our revenue declining from approximately $21.9 million in the quarter ended March 31, 2020 to approximately $18.8 million in the quarter ended June 30, 2020, as well as reduced customer spend as customers have streamlined travel and other expenses, delayed expanding subscriptions and laid off or furloughed workers. After a steady increase in paid members over multiple years prior to the COVID-19 pandemic, the average number of paid members on our platform declined 15% from 742,000 in the quarter ended March 31, 2020 to 630,000 in the quarter ended June 30, 2020 and we have rebounded to 667,000 paid members in the quarter ended September 30, 2021. Our activity is still recovering from May 2020 as the United States and certain other parts of the world continue to rebound from the COVID-19 pandemic. The amount of expenses incurred by the paid members remaining on our platform has also declined. In 2019 and 2020, our annual gross logo retention was 88% and 86%, respectively. In 2019 and 2020, our net seat retention was 119% and 98%, respectively. The COVID-19 pandemic impacted both our annual gross logo retention and our net seat retention as many of our customers ceased (or paused) operations, and scaled back usage of our platform as their business travel and other expenses declined as a result of the factors stated above. In addition, we launched the Expensify Card shortly prior to the outbreak of the COVID-19 pandemic, and this product launch has been negatively impacted by the effects of this pandemic with the decline in volume of expenses and potential customers' reluctance to adopt a new card in this unusual environment. If conditions caused by the COVID-19 pandemic continue, our business, results of operations, financial condition and growth prospects will be materially adversely affected. In addition, to the extent the ongoing COVID-19 pandemic continues to adversely affect our business and our ability to grow, it may also heighten many of the other risks and uncertainties described in this “Risk factors” section.
The COVID-19 pandemic has caused an economic downturn in many markets and heightened uncertainty in the global economy. Our business depends on the economic health of our current and prospective customers and the overall state of the economy. Declining levels of economic activity may lead to declines in business spending, declines in the number of paid monthly members of our platform and fewer transactions for which our platform may be used, which may result in decreased revenue for us. Further, our customers may change their company policies to limit expense reimbursement in response to a deterioration or continued uncertainty in the economy. Uncertainty or continued economic impacts from the pandemic may also cause prospective or existing customers to defer investment or expansion in their businesses. As of September 30, 2021, businesses with fewer than 1,000 employees accounted for approximately 95% of our customers by revenue, and we focus our product, marketing and sales efforts on these businesses, including SMBs. Many very small businesses (“VSBs”) and SMBs experienced substantial revenue and cash liquidity declines in the early months of the pandemic, and there were high observed rates of small business failures. Uncertain and adverse economic conditions also have led to increased requests for, and may lead to, increased refunds and chargebacks. We expect the COVID-19 pandemic and related impacts on the global economy to continue to affect our results of operations in future periods, and our member base may not return to pre-pandemic levels.
The degree to which the COVID-19 pandemic will continue to affect our business will depend on future developments that are highly uncertain and cannot currently be predicted. These developments include, but are not limited to, the duration, extent and severity of the pandemic; actions taken to contain the COVID-19 pandemic, including the development, approval, production, distribution and administration of vaccines, and the public’s perception of the safety of vaccines and their willingness to receive them; rising infection rates and the emergence of new variants, including the Delta variant; the ultimate societal impact of the pandemic and any lasting changes in business and consumer behavior, including with respect to remote work, business travel and business expense spending and reimbursement; the duration and nature of pandemic-related restrictions on economic activity and domestic and international trade; and the extent of the impact of these and other factors on our employees, partners, third-party service providers and customers. We cannot predict whether, when and to what extent pre-pandemic business SaaS spending, employee business expense spending and submission, and pre-pandemic ways of working will return, including whether demand for expense management products will return to pre-pandemic levels.
In response to the COVID-19 pandemic, we have taken a number of actions that have impacted and continue to impact our business and which could negatively impact our culture, our marketing initiatives, our expansion efforts and our ability to retain and recruit employees across the organization. For example, we reduced our 2020 marketing spend in response to the COVID-19 pandemic. Travel is an important part of our business and our culture, and prior to the COVID-19 pandemic, we hosted global conferences and an annual “Offshore” trip for our employees. We have a distributed workforce, and many of our employees were accustomed to traveling frequently prior to the pandemic to establish and maintain relationships with each other and with our customers, members, business partners, vendors and others. Prior to the pandemic, we began to transition our offices to co-working spaces, which we call lounges, with the goal of creating flexible workspaces that can be shared by Expensify employees and certain Expensify members. This initiative has been disrupted by the pandemic, and it is unclear when, and if, members will have access to these co-working spaces and whether they will be successful in the post-pandemic business climate. While we expect to return to offering our employees, and possibly others, the option to work from our lounges, we expect there to be an increase in sustained remote work as a result of the COVID-19 pandemic. If we must continue to limit or suspend travel, use of our lounges, and in-person business on a long-term basis, our culture, marketing initiatives, expansion efforts and ability to recruit and retain employees could be negatively affected.
To the extent there is a sustained general economic downturn, whether or not related to the COVID-19 pandemic, our customers may become more price-sensitive, our platform may be perceived by customers and potential customers as too costly, and our revenue may be disproportionately affected by delays or reductions in general business spending. Our VSB and SMB customers may be more susceptible to general economic conditions than larger businesses, which may have greater liquidity and access to capital. Competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering their prices and attempting to lure away our customers. Many of our larger competitors currently focus their product offerings on larger customers who may be less susceptible to general economic conditions, whether or not related to the COVID-19 pandemic. As a result, our larger competitors may be better positioned than we are to increase their market share with businesses of all sizes. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our platform offerings. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations and financial condition could be materially and adversely affected.
Our expense management feature drives the majority of our subscriptions, and any failure of this feature to satisfy customer demands or to achieve increased market acceptance could adversely affect our business, results of operations, financial condition and growth prospects.
A majority of our subscriptions are driven by bottom-up adoption related to our expense management feature. Although we have added, and expect to continue to add, new features to expand our offerings, and all of our features are accessible under a single subscription, at least in the near term, we expect our expense management feature to continue to drive the majority of our subscriptions. As a result, market acceptance of our expense management feature is critical to our success. Demand for our expense management feature, as well as our other features, is affected by a number of factors, many of which are beyond our control, such as the adoption of our features by new and existing customers; the timing of development and release of upgraded or new features on our platform; products and services introduced or upgraded by our competitors or partners; our ability to determine optimal pricing for our platform, including in international markets; pricing offered by our competitors; technological change; and growth or contraction in our addressable market. We recently increased our subscription prices, and we do not know if these price increases will adversely affect our business. If we are unable to meet customer demand for our expense management feature; do not price our subscriptions optimally or make changes to our subscription or pricing models that are not accepted by the market; or fail to convert members of our free expense management feature or trial subscriptions to paying subscribers, our business, results of operations, financial condition and growth prospects will suffer.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or preferences, our platform may become less competitive.
The software industry is subject to rapid technological change, evolving industry standards and practices and changing customer needs and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes by continually modifying and enhancing our features to keep pace with changes in hardware systems and software applications, database technology and evolving technical standards and interfaces on a timely basis. If we are unable to develop and market new technology, features and functionality for our platform that keep pace with rapid technological and industry change and satisfy our customers, our revenue and operating results could be adversely affected. If new technologies emerge that deliver competitive products at lower prices, more efficiently, more conveniently, or more securely, it could adversely impact our ability to compete.
Our platform must also integrate with a variety of network, hardware, mobile and software platforms and technologies. We need to continuously modify and enhance our platform to adapt to changes and innovation in these technologies. This development effort may require significant engineering, marketing and sales resources, all of which would affect our business and operating results. Any failure of our platform to operate effectively with future technologies could reduce the demand for our platform. If we are unable to respond to these changes in a cost effective manner, our platform may become less marketable and less competitive or obsolete, and our operating results may be negatively affected.
If we are unable to attract new customers on a cost-effective basis, convert individuals and organizations using our free basic expense management feature and trial subscriptions into paying customers, retain existing customers and expand usage within organizations, our revenue growth will be harmed.
To increase our revenue, we must increase our customer base through various methods, including but not limited to, retaining existing customers, adding new customers, converting individuals and organizations using our free basic expense management feature and trial subscriptions into paying customers, and expanding usage within organizations. Our business is subscription-based, with monthly and annual subscriptions, and customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire.
One of our primary marketing strategies is to offer a free basic version of our expense management feature to individuals within organizations. We rely on these individuals to expose others within their organizations to our platform and features and to convince those individuals to become new members, which could eventually lead to the engagement of the organization or individuals or departments within the organization as paying customers. To encourage viral adoption, we offer viral features that are free and accessible without a paid subscription, and we also offer time-limited trial subscriptions. We believe these free basic features and trial subscriptions promote brand awareness and organic adoption of our platform. While our viral model means that employees or contractors often introduce Expensify into SMBs, companies subscribe and pay for the majority of our paid members. To the extent that increasing numbers of these individuals and organizations who utilize the free aspects of our platform do not become, or lead others to become, paying customers, we will not realize the intended benefits of these marketing strategies, we will continue to pay the costs associated with hosting such free basic features and trial subscriptions, our ability to grow our business will be harmed, and our business, results of operations and financial condition will suffer.
While we experienced significant growth in the number of our customers prior to the COVID-19 pandemic, we do not know whether we will continue to achieve similar customer growth rates in the future. The COVID-19 pandemic significantly impacted the number of our paid members, and our member base has not recovered and may never recover. Numerous factors may impede our ability to attract new customers, convert individuals and organizations using our free basic features and trial subscriptions into paying customers, expand usage within organizations, increase use of our other features such as the Expensify Card and gain new subscriptions, including but not limited to, the continuing impacts of the COVID-19 pandemic; failure to retain and motivate our personnel; failure to establish, maintain or expand relationships with channel and integration partners; failure to compete effectively against alternative products or services; our ability to determine optimal pricing for our subscriptions, including in international markets; failure to successfully deploy new features and integrations; failure to provide a quality customer experience and customer support; or failure to ensure the effectiveness of our “bottom-up” sales approach and other marketing programs. Channel partnerships are also an important aspect of our growth strategy, and we will need to maintain our partnerships with existing channel partners and identify and attract new channel partners in order to maintain the effectiveness of this strategy. Moreover, we believe that many of our new customers originate from word-of-mouth and other non-paid referrals from existing customers, so we must ensure that our existing customers remain loyal to our platform in order to continue receiving those referrals.
Our business is subscription-based, and customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire. We cannot ensure that customers will renew subscriptions with the same or greater number of members or for the same level of subscription plan or that they will upgrade to use features such as bi-directional accounting sync and invoicing features or the Expensify Card. Customers may or may not renew their subscriptions as a result of a number of factors, including their satisfaction or dissatisfaction with our platform; changes we may implement in our pricing or structure, such as the pricing change implemented in May 2020; the pricing or capabilities of the products and services offered by our competitors; the effects of general economic conditions; or customers’ budgetary constraints. If customers do not renew their subscriptions, renew on less favorable terms, or fail to add members, or if we fail to convert individuals and organizations into paying members, or expand the adoption of our platform within their organizations, our revenue may decline or grow less quickly than anticipated, which would harm our business, results of operations and financial condition. Our future success also depends in part on our ability to provide additional features to attract new members at existing customers, as well as increase transaction monetization from the Expensify Card. If our efforts to do so are not successful, our revenue may decline or grow less quickly than anticipated, which would harm our business, results of operations and financial condition.
We may fail to accurately predict the optimal pricing strategies necessary to attract new customers, retain existing customers and respond to changing market conditions.
We have in the past, and may in the future, need to change our pricing model from time to time. As the market for our platform matures, or as competitors introduce new solutions that compete with ours, we may be unable to attract new customers at the same prices or based on the same pricing models that we have used historically. While we do and will attempt to set prices based on our prior experiences and customer feedback, our assessments may not be accurate and we could be underpricing or overpricing our platform. In addition, if the offerings on our platform change, then we may need to revise our pricing strategies. Any such changes to our pricing strategies or our ability to efficiently price our offerings could adversely affect our business, operating results and financial condition. Pricing pressures and decisions could result in reduced sales, reduced margins, losses or the failure of our platform to achieve or maintain more widespread market acceptance, any of which could negatively impact our overall business, operating results and financial condition. Moreover, the organizations which we target may demand substantial price concessions. As a result, we may be required to price below our targets in the future, which could adversely affect our revenue, profitability, cash flows and financial condition.

We may not successfully develop or introduce new features, enhancements, integrations, capabilities and versions of our existing features that achieve market acceptance, and our business could be harmed and our revenue could suffer as a result.
Our ability to attract new customers and increase revenue from existing customers depends in large part upon the successful development, introduction and customer acceptance of new features, enhancements, integrations, capabilities and versions of our existing features. If we are unable to expand our platform offerings in a manner that increases retention of existing customers and attracts new customers, our customers could migrate to competitors who may offer a broader or more attractive range of products and services. Unexpected delays in releasing new or enhanced features or versions of our features, or errors following their release, could result in loss of sales, delay in market acceptance of our features, or customer claims against us, any of which could harm our business. The success of any new feature, enhancement, integration, capability or version depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies, proper marketing of the feature and market acceptance. For example, growth from Expensify Card, which we introduced in 2020, has taken longer than anticipated due to the impact of the COVID-19 pandemic, and there can be no assurance that it will reach the level of customer adoption that it was designed to achieve. We may not be able to develop new features successfully or to introduce and gain market acceptance of new features in a timely manner, or at all.
The successful development, introduction and customer acceptance of new features, enhancements, integrations, capabilities and versions of our existing features is costly and time-consuming, and our business could be harmed if we fail to deliver new features, enhancements, integrations, capabilities and versions of our existing features that meet customer needs on a timely and cost effective basis.
For example, we are developing an open-source financial group chat optimized for financial conversations, designed to be used both in and outside of work, and maintained by a community of open source developers. We expect our open-source offering to be a complete rewrite of the Expensify front end, built on a new React Native platform that uses the same codebase across iOS, Android, web and desktop. Although we see this direction as a natural next step in our long-term product vision, we have not developed an open-source financial group chat (or similar feature) before, and it may not meet customer needs, gain member traction or generate revenue sufficient to offset the costs of development, which could harm our business.
We face significant competition, the market in which we operate is rapidly evolving, and if we do not compete effectively, our results of operations and financial condition could be harmed.
We face significant competitive challenges from do-it-yourself approaches as well as companies that provide traditional horizontal platform solutions with expense management features, corporate card providers and niche expense management solutions. Traditional do-it-yourself approaches (for example, using spreadsheets, email, messaging and legacy project management tools) are people-intensive and involve internal personnel manually performing expense management processes. Many businesses using do-it-yourself approaches believe that these manual processes are adequate and may be unaware that Expensify can replace several expensive, disconnected services with one fully connected preaccounting platform for a fraction of the cost, resulting in an inertia that can be difficult to overcome. It is difficult to predict adoption rates and demand for our platform, the future growth rate and size of the market for expense management and other preaccounting products, or the entry of competitive offerings. The expansion of the expense management and other preaccounting products market depends on a number of factors, including the cost, performance and perceived value associated with these solutions. If expense management and other preaccounting solutions do not achieve widespread adoption, or there is a reduction in demand for expense management and other preaccounting products caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, it could result in decreased revenue, and our business, results of operations and financial condition would be adversely affected.
In addition, there are a number of competing companies that provide traditional horizontal platform solutions with expense management features, some of which have substantially greater revenue, personnel and other resources than we do, such as Intuit, Oracle Corporation (NetSuite), SAP AG (Concur) and Workday. These firms have historically targeted primarily large enterprise customers, but many of them also market to SMBs in search of growth in revenue or market share. We also face competition from a growing number of other businesses offering expense management solutions and corporate cards, including Bento, Brex, Divvy, Emburse (Certify, Abacus and Nexonia), Expensya, Fyle, Happay, Pleo, Ramp, Spendesk, TravelBank, Webexpenses and Zoho Expense. Our smaller competitors who currently focus their product offerings on SMBs may be better positioned than larger competitors to increase their market share with SMBs, whether by competing based on price, service, or otherwise. Increased competition may impact our ability to add new customers at the rates we have historically achieved. Additionally, competition may increase in the future from new market entrants. With the introduction of new technologies and the entry of new companies into the market, we expect competition to persist and intensify. This could harm our ability to increase our customer base, maintain subscription renewals and maintain our prices.
Additionally, it is possible that large enterprises with substantial resources that operate in adjacent accounting, finance or compliance verticals may decide to pursue expense management automation and become immediate, significant competitors. Merger and acquisition activity in the technology industry could increase the likelihood that we compete with other large technology companies. Many of our existing competitors have, and our potential competitors could have, substantial competitive advantages such as greater name recognition, longer operating histories, larger sales and marketing budgets and resources, greater customer support resources, lower labor and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources. Some of our larger competitors also have substantially broader product lines and market focus and will therefore not be as susceptible to downturns in a particular market. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors, or continuing market consolidation. New startup companies that innovate, and large companies that are making significant investments in research and development, may invent similar or superior products and technologies that compete with our platform, including the addition of “bottom up” adoption features. Some of our larger competitors use broader product offerings to compete, including by selling at zero or negative margins, by bundling their product, or by closing access to their technology platforms. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. Furthermore, potential customers may be more willing to incrementally add solutions to their existing infrastructure from competitors than to replace their existing infrastructure with our platform. These competitive pressures in our market, or our failure to compete effectively, may result in price reductions, fewer new customers, lower revenue and loss of market share. Any failure to successfully and effectively compete with current or future competitors could cause us to lose business and harm our revenue growth, business, results of operations and financial condition.
Payments and other financial services-related laws and regulations and government oversight are material to our business. Our failure to comply with such laws and regulations could materially harm our business and can subject us to criminal and civil liability.
The local, state, and federal laws, rules, regulations, licensing and other authorization schemes, and industry standards that govern our business, including our payment services, include, or may in the future include, those relating to banking, invoicing, cross-border and domestic money transmission, foreign exchange, payments services (such as payment processing and settlement services), anti-money laundering, combating terrorist financing, escheatment, U.S. and international sanctions regimes, and compliance with the Payment Card Industry Data Security Standard (PCI-DSS), a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data. These laws, rules, regulations, licensing and other authorization schemes, and industry standards are administered and enforced by multiple authorities and governing bodies in the United States, including but not limited to the U.S. Department of the Treasury, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, Office of Foreign Assets Control, self-regulatory organizations, and numerous state and local governmental and regulatory authorities. Any failure or perceived failure to comply with existing or new laws and regulations, or orders of any governmental authority, including changes to or expansion of their interpretations, may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, enforcement actions in one or more jurisdictions, result in additional compliance and licensure requirements, and increased regulatory scrutiny of our business. In addition, we may be forced to restrict or change our operations or business practices, make product changes, or delay planned product launches or improvements. Any of the foregoing could materially adversely affect our brand, reputation, business, results of operations, and financial condition.
Expensify Payments LLC (“Expensify Payments”) is a licensed money transmitter (or its equivalent) in various U.S. states and territories and is in the process of obtaining money transmission licenses in a number of states and territories. As a licensed money transmitter, Expensify Payments, its ultimate beneficial owners, and its control persons are subject to a range of restrictions and ongoing compliance obligations under the money transmitter statutes (or their equivalent) administered by the banking departments (or their equivalent) of the various U.S. states and territories where it is licensed, including requirements with respect to the investment of customer funds, financial recordkeeping and reporting, reconciliation of customer funds, bonding, minimum capital, minimum net worth, disclosure, and inspection by regulatory authorities concerning various aspects of its business. In a number of cases, evaluation of our compliance efforts, as well as questions of whether and to what extent our activities in connection with the provision of certain products and services (both current and historical) are considered money transmission, are matters of regulatory interpretation and could change over time. In the past, regulators have identified violations or alleged violations of certain statutory and regulatory requirements, and we have been subject to fines and other penalties by state regulatory authorities due to their interpretation and application of their respective state money transmitter regime to our activities. In the future, as a result of the laws and regulations applicable to us and our business, we could be subject to investigations, inspections, examinations, and supervision, and resulting liability, including governmental fines, restrictions on our business, or other similar enforcement actions, and we could be forced to cease conducting certain aspects of our business with residents of certain jurisdictions, be forced to change our business practices in certain jurisdictions, or be required to obtain additional licenses, regulatory approvals, or other similar authorizations. We cannot make any assurances that we will be able to obtain or maintain any such licenses, regulatory approvals, and other similar authorizations, and there could be substantial costs and potential product changes involved in obtaining and maintaining any such licenses, approvals, or other similar authorizations, which could have a material adverse effect on our business. In addition, there are substantial costs and potential product changes involved in maintaining and renewing any licenses, regulatory approvals, and other similar authorizations, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, net worth, corporate governance, or other requirements applicable to us, including those required in connection with maintaining such licenses, approvals, or authorizations. These factors could impose substantial additional costs on us, involve considerable delay to the development or provision of our products or services to our customers, require significant and costly operational changes, or prevent us from providing our products or services in any given market.

Governmental and regulatory bodies and authorities may also impose new or additional requirements on our business or issue or promulgate new laws, regulations, or rules applicable to persons engaged in money transmission that adversely affect our business, including those that:
•prohibit, restrict, and/or impose taxes or fees on money transmission transactions in, to or from certain countries or with certain governments, individuals, or entities;
•impose additional customer identification and customer due diligence requirements;
•impose additional reporting or recordkeeping requirements, or require enhanced transaction monitoring;
•limit the types of entities capable of providing money transmission services, or impose additional licensing or registration requirements;
•impose minimum capital or other financial requirements;
•limit or restrict the revenue that may be generated from money transmission, including revenue from interest earned on customer funds, transaction fees, and revenue derived from foreign exchange;
•require enhanced disclosures to our money transmission customers;
•require the principal amount of money transmission originated in a country to be invested in that country or held in trust until paid;
•limit the number or principal amount of money transmission transactions that may be sent to or from a jurisdiction, whether by an individual or in the aggregate;
•restrict or limit our ability to process transactions using centralized databases, for example, by requiring that transactions be processed using a database maintained in a particular country or region; or
•impose other requirements in furtherance of their missions.
We depend on our senior management team, as well as a single professional services firm for a significant portion of our finance function, and the loss of any key employees or our outsourced finance team could adversely affect our business.
Our success depends largely upon the continued services of our key executive officers and employees, including our founder and CEO, David Barrett. We also rely on our leadership team in the areas of research and development, marketing, sales, services and general and administrative functions, and on mission-critical individual contributors in research and development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.
In addition, we depend on a single professional services firm for a significant portion of our finance function. If we lose the services of this outsourced finance team for any reason, our ability to complete key accounting processes and reviews and provide timely and accurate financial reporting could be seriously harmed, and we could experience material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. In addition, we may be unable to retain a new outside professional services firm or expand the size and expertise of our internal accounting team sufficiently and quickly enough to implement the processes and reviews necessary to ensure that material misstatements do not occur, which could seriously harm our business. Any failure to provide timely and accurate financial reporting or to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations and financial condition, and could cause investors to lose confidence in our financial reports and our financial reporting generally, which could cause a decline in the trading price of our Class A common stock.
We rely on a single third-party vendor, issuing bank and card network for our Expensify Card, and if we lose any of these services, our business, results of operations, financial condition and growth prospects could be harmed.
The Expensify Card is an important element of our growth strategy, and we believe that, over time, the Expensify Card will be a prominent corporate card solution for SMBs in our core markets. We rely on a single third-party vendor, Marqeta, Inc. ("Marqeta"), for the Expensify Card, who also manages the relationship with the card's issuing bank, Sutton Bank, and the card network, Visa. In the nine months ended September 30, 2021 and September 30, 2020, consideration from this vendor representing monetized Expensify Card activities reduced our cost of revenue by $1.9 million and $0.6 million, respectively. Our agreement with Marqeta has a three year term, expiring in June 2022 and automatically renews annually thereafter unless either party provides 90 days' notice prior to renewal. In addition to standard termination for cause provisions, either party can terminate without cause upon 180 days' notice, and under certain circumstances Marqeta may terminate with reduced or no notice, including if required to do so by the issuing bank or any regulator with jurisdiction over the issuing bank or Marqeta, or in the event of that we issue cards outside of approved use cases. In the event of termination or expiration of the agreement with Marqeta, we have the right to request Marqeta's assistance in transitioning to a new vendor, and during the transition period the agreement will continue on the same terms. If such transition is not successful, or if we otherwise lose our Expensify Card vendor, issuing bank or card network for any reason, we could experience service interruptions as well as delays and additional expenses, and we may be unable to replace these services on competitive terms, or at all, which could harm our business, results of operations, financial condition and growth prospects.
Our failure to protect our sites, networks and systems against security breaches, or otherwise to protect our confidential information or the confidential information of our members, customers, or other third parties, would damage our reputation and brand, and substantially harm our business and results of operations.
Breaches of our security measures or those of our customers, partners or third-party service providers, or other cyber security incidents, could result in intentional or accidental unauthorized access to our or our customers’ or partners’ sites, networks, systems and accounts; unauthorized access to, and misappropriation or disclosure of, individuals’ personal information or other confidential or proprietary information of ourselves, our customers or partners, or other third parties; viruses, worms, spyware, ransomware, or other malware being served from our platform, mobile application, networks, or systems, including as a result of supply chain attacks; deletion or modification of content or the display of unauthorized content on our platform; interruption, disruption, or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, and response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or risk of loss, litigation, regulatory action and other potential liabilities. If any of these intentional or accidental breaches of security should occur, we cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Additionally, if any of these breaches occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches. Actual or anticipated security breaches or attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Additionally, many of our employees and our service providers work remotely and during the COVID-19 pandemic, most of our employees and service providers have worked and are continuing to work remotely. As a result, we may be more vulnerable to cybersecurity-related events such as phishing attacks and other security challenges. Many companies that provide cloud based services have reported a significant increase in cyberattack activity since the beginning of the COVID-19 pandemic. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also be subject to vulnerabilities or experience security breaches or incidents that may remain undetected for an extended period. These events threaten the performance, reliability, security and availability of our platform. Any computer malware, viruses, computer hacking, fraudulent use attempts, phishing attacks, or other data security breaches to our systems could, among other things, harm our reputation and our ability to retain existing customers and attract new customers.
Our customers provide us with information that our systems store, some of which is confidential information about them or their financial transactions. In addition, we store personal information about our employees and, to a lesser extent, those who purchase products or services from our customers. Even though we have security systems and information technology infrastructure designed to protect against unauthorized access to such information, our efforts to address these threats may not always be successful. Any actual or perceived compromise or breach of our security measures, or those of our customers, partners or third-party service providers, could violate applicable privacy, data protection, data security, network and information systems security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, results of operations and financial condition. In addition, the insurance we maintain may be insufficient to cover our losses resulting from disasters, cyber-attacks, or other business interruptions, and any incidents may result in loss of, or increased costs of, such insurance. Our disaster recovery plan may not be sufficient to address all aspects or any unanticipated consequence or incident. We continue to devote significant resources to protect against security breaches, and we may need to devote significant resources in the future to address problems caused by breaches, including notifying affected subscribers and responding to any resulting litigation, which in turn, diverts resources from the growth and expansion of our business.
Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to expand our base of customers may be impaired, and our business and results of operations will be harmed.
We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Expensify” brand is critical to expanding our customer base and establishing and maintaining relationships with partners. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts, our ability to ensure that our platform remains high-quality, reliable, useful and competitively priced, the quality and perceived value of our platform, our ability to successfully differentiate our platform and features from those of our competitors and the ability of our customers to achieve successful results by using our platform and features. Maintaining and enhancing our brand may require us to make substantial investments not just in our core expense management service but also in newer features, such as our travel concierge services, and to make substantial investments in foreign markets, and these investments may not be successful. We also plan to enhance our brand and drive interest in our overall platform by introducing certain consumer-focused features, which may not be successful. Substantial advertising expenditures may be required to maintain and enhance our brand, which may not prove successful. Advertising and other brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. Additionally, there could be a negative reaction to certain advertising campaigns and values-based activity and communications. If we fail to promote and maintain the “Expensify” brand, or if we incur excessive expenses in this effort, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad customer adoption of our platform and features. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become more difficult and expensive.
We expect to continue to make substantial investments and expenditures related to the growth of our business.
To improve the scalability, security, efficiency and failover aspects of our features, and to support our ongoing efforts to expand and enhance our platform and our business, we are continually updating our software and content and investing in the development, introduction and customer acceptance of new features, enhancements, integrations, capabilities and versions of our existing features. Additionally, we will need to continue to make substantial investments and expenditures to, among other things:
•hire new and retain existing employees;
•maintain, expand, update and improve our infrastructure;
•expand our sales and marketing activities, including to obtain channel partners and to expand our SMB and consumer advertising;
•expand our operations across multiple geographies;
•operate as a public company; and
•pay for increasing costs associated with our general and administrative organization.
We may also review or revise our software architecture as we grow, which may require significant resources and investments. For example, we are developing an open-source financial group chat optimized for financial conversations, designed to be used both in and outside of work, and maintained by a community of open source developers. We expect our open-source offering to be a complete rewrite of the Expensify front end, built on a new React Native platform that uses the same codebase across iOS, Android, web and desktop. There can be no assurance that this direction will achieve customer acceptance or that we will realize the anticipated return on our investment.
If we experience increasing demand for our features, we may not be able to augment our infrastructure quickly enough to accommodate this demand, which may limit our growth or cause disruptions, outages and other performance problems that could lead to financial liabilities or affect our brand and reputation. If our subscription sales decrease, certain of our fixed costs, such as for capital equipment, may make it difficult for us to adjust our expenses downward quickly.
Our business is substantially dependent upon the continued development of the market for, and acceptance of, cloud based software features.
We have derived, and expect to continue to derive, substantially all of our revenue from the sale of subscriptions for our cloud based platform. The market for cloud based software is not as mature as the market for on premises software applications. We do not know whether the trend of adoption of cloud based software that we have experienced in the past will continue in the future, and the adoption rate of cloud based software may be slower at companies in industries with heightened data security interests or sensitivity to communication network slowdowns or outages. Additionally, international acceptance of cloud-based software varies by country, and is limited in certain countries where we may seek to expand. Our success will depend to a substantial extent on the widespread adoption of cloud based software products in general, and of cloud based preaccounting products in particular. Many businesses have invested substantial personnel and financial resources to integrate on premises software products into their businesses and have been reluctant or unwilling to migrate to cloud based software products.

Furthermore, some businesses may be reluctant or unwilling to use cloud based products because they have concerns regarding the risks associated with the security of their data and the reliability of the technology and service delivery model associated with solutions like ours. Additionally, integration opportunities for our cloud-based platform may be limited without widespread adoption of other cloud-based software products, which may prevent a member from maximizing their experience with our platform. In addition, if we or other cloud based providers experience security incidents, loss of customer data, disruptions in delivery, or other problems, the market for cloud based software solutions as a whole, including for our solutions, may be negatively impacted. If the adoption of cloud based software solutions does not continue at the rate we anticipate, the market for these solutions may stop developing or may develop more slowly than we expect, either of which would harm our business.
If we fail to offer a high-quality customer experience, our business and reputation will suffer.
While we have designed our platform and features to be easy to adopt and use, once individuals and organizations begin using Expensify, they rely on our support services to resolve any related issues. High-quality member and customer education and customer experience have been key to the adoption of our platform and features and for the conversion of individuals and organizations using our free features and trial subscriptions into paying customers. The importance of high-quality customer experience will increase as we expand our business and pursue new customers. For instance, if we do not help organizations on our platform quickly resolve issues and provide effective ongoing member experience at the individual and organizational levels, our ability to convert organizations on our trial subscription into paying customers will suffer, and our reputation with existing or potential customers will be harmed. Further, the success of our “bottom up” business model is highly dependent on our business reputation and on word-of-mouth positive recommendations from existing individuals and organizations using our platform and features. Any failure to maintain high-quality customer experience, or a market perception that we do not maintain high-quality customer experience, could harm our reputation, our ability to sell our platform to existing and prospective customers and our business, results of operations and financial condition.
In addition, as we continue to grow our operations and reach a larger and increasingly global customer and member base, we need to be able to provide efficient customer support that meets the needs of organizations using our platform and features globally at scale. The number of organizations using our platform and features has grown significantly, which puts additional pressure on our support organization. Our platform is designed to leverage our proprietary AI-powered customer support engine, Concierge. Our Concierge service is powered by AI and trained by customer support agents. As we continue to grow and add features, we will need to hire additional support personnel to be able to continue to provide efficient customer support globally at scale, and if we are unable to provide such support, our business, results of operations and financial condition would be harmed.
We must continue to attract and retain highly qualified personnel, including an on-demand workforce in certain jurisdictions and for certain aspects of our business, to continue to execute on our business strategy and growth plans.
In order to continue to execute on our business strategy and growth plans, including the development of new features, and to maintain and upgrade our existing features, we will need to attract a sufficient number of highly qualified personnel, especially software engineers. Competition for software engineers and other key personnel in our industry is intense, especially for engineers with high levels of experience in designing and developing software for Internet-related services. As we become a more mature company, we may find our recruiting efforts more challenging.
In addition, one of our business strategies is to supplement our small core team of generalists with a large number of specialist contractors, managed by third-party vendors, from around the world. For example, we rely on certain third-party vendors to provide a specialized on-demand workforce to provide 24/7 real-

time chat support and free phone onboarding for every Expensify.com member. We also intend to use this strategy to pair our core group of engineering generalists with a global network of open source engineering specialists, such as for the development and maintenance of our open-source financial group chat. If we are unable attract a sufficient number of specialized on-demand workers, or if changes to applicable foreign, state and local laws governing the definition or classification of independent contractors make it difficult or impossible for us to hire a sufficient number of specialized on-demand workers in a cost-effective manner, our costs could increase and our business, results of operations and financial condition could be harmed.
Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. The incentives to attract, retain and motivate employees provided by our equity awards or other compensation arrangements may not be as effective as in the past. If the perceived value of our stock declines, it may adversely affect our ability to recruit and retain highly skilled employees.
Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or our company have breached their legal obligations, resulting in a diversion of our time and resources.
Our recruiting efforts may also be limited by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas (including during the ongoing COVID-19 pandemic). If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to innovate quickly enough to support our business model or grow effectively.
Our culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the high employee engagement fostered by our culture, which could harm our business.
We believe that a critical component of our success has been our culture, which is deeply embedded in everything we do. Our culture is centered on a belief that a life well lived is one that enables you to achieve the following three goals: Live Rich, Have Fun and Save the World. We have invested substantial time and resources in building our team with an emphasis on collaboration and innovation, ensuring customer success and a commitment to diversity and inclusion. We invest in our culture to create fun, diverse and memorable experiences for our employees, including employee travel to company-wide meetings in the U.S. and abroad. As we continue to grow and develop the infrastructure associated with being a public company, we will need to maintain our culture among a larger number of employees dispersed in various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel.
If we fail to effectively manage our growth, our business and results of operations could be harmed.
We experienced rapid growth and increased demand for our platform prior to the COVID-19 pandemic. Our revenue has grown from $53.9 million in 2018 to $80.5 million in 2019 to $88.1 million in 2020, but our headcount has remained consistent, with 131 employees as of December 31, 2018, 127 employees as of December 31, 2019 and 133 employees as of December 31, 2020. For the nine months ended September 30, 2020 and September 30, 2021, our revenue has grown from $62.3 million to $102.5 million, respectively, but our headcount has remained relatively consistent, with 132 employees as of September 30, 2020 and 142 employees as of September 30, 2021. The growth and expansion of our business and platform may place a significant strain on our management and our administrative, operational and financial reporting resources. Our ability to accurately plan for and model future growth is limited and subject to a number of uncertainties, due in part to our global operations, customer preferences and mix of products and features. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business strategies and operations, are incorrect or change due to industry or market developments, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business could suffer. For example, we are required to manage multiple relationships with various strategic, integration and channel partners, customers and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, our computer systems, procedures, or internal controls may not be adequate to support our operations, and our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to implement and improve our operational, financial and management information and reporting systems and manage our employee base. In addition, as we seek to continue to expand internationally, we will likely encounter unexpected challenges and expenses due to unfamiliarity with local regulations, requirements, practices and markets.
Our payments services and our Expensify Card are targets for illegal or improper uses, and our risk management efforts may not be effective, which could expose us to losses and liability and otherwise harm our business.
We offer payments services and the Expensify Card to our customers, and we are responsible for vetting and monitoring these customers and determining whether the transactions we process for them are legitimate. When our features and services are used to process illegitimate transactions, and we settle those funds to sellers and are unable to recover them, we suffer losses and liability. These types of illegitimate transactions can also expose us to governmental and regulatory sanctions. The highly automated nature of, and liquidity offered by, our payments services make us a target for illegal or improper uses, including fraudulent or illegal sales of goods or services, money laundering and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card or bank account numbers, or other deceptive or malicious practices, can potentially steal significant amounts of money from our business. In configuring our payments services, we face an inherent trade-off between security and customer convenience. Our risk management policies, procedures, techniques and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. In addition, when we introduce new services, focus on new business types, or begin to operate in markets where we have a limited history of fraud loss, we may be less equipped to forecast and reserve accurately for those losses. Furthermore, if our risk management policies and processes contain errors or are otherwise ineffective, we may suffer large financial losses, we may be subject to civil and criminal liability, and our business may be materially and adversely affected.
We are currently, and will continue to be, exposed to risks associated with chargebacks and refunds in connection with payment card fraud or relating to the goods or services provided by our sellers. In the event that a billing dispute between a cardholder and a seller is not resolved in favor of the seller, including in situations where the seller engaged in fraud, the transaction is typically “charged back” to the seller and the purchase price is credited or otherwise refunded to the cardholder. If we are unable to collect chargeback or refunds from the seller’s account, or if the seller refuses to or is unable to reimburse us for a chargeback or refunds due to closure, bankruptcy, or other reasons, we may bear the loss for the amounts paid to the cardholder. We do not collect and maintain reserves from our sellers to cover these potential losses. The risk of chargebacks is typically greater with those of our sellers that promise future delivery of goods and services, which we allow on our service. If we are unable to maintain our losses from chargebacks at acceptable levels, the payment card networks could fine us, increase our transaction fees, or terminate our ability to process payment cards. Any increase in our transaction fees could damage our business, and if we were unable to accept payment cards, our business would be materially and adversely affected.

If we experience excessive fraudulent activity, we could incur substantial costs and lose the right to accept credit cards for payment, which could cause our customer base to decline significantly.
A large portion of our paying customers authorize us to bill their credit card accounts through our third-party payment processing partners for our paid subscription plans. If customers pay for their subscription plans with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur chargebacks from the credit card companies for claims that the customer did not authorize the credit card transaction for subscription plans, something that we have experienced in the past. If the number of claims of unauthorized credit card transactions becomes excessive, we could be assessed substantial fines for excess chargebacks, and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant standards, including data protection and documentation standards, required to utilize their services from time to time. Our third-party payment processing partners must also maintain compliance with current and future merchant standards to accept credit cards as payment for our paid subscription plans. Substantial losses due to fraud or our inability to accept credit card payments would cause our customer base to significantly decrease and would harm our business.
Sales to customers outside the United States and our international operations expose us to risks inherent in international sales and operations.
Our revenue generated from customers outside the United States was 6.2 million (10% of our revenue), and 11.0 million (11% of our revenue) for the nine months ended September 30, 2020 and 2021, respectively. Our core geographies are the United States, the United Kingdom, Canada and Australia. We intend to pursue expansion of our international operations. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. In addition, we face risks in doing business internationally that could adversely affect our business and results of operations, including:
•the need to localize and adapt our platform and features for specific countries, including translation into foreign languages, tax and regulatory updates and associated expenses;
•data privacy laws that impose different and potentially conflicting obligations with respect to how personal data is processed or require that customer data be stored in a designated territory;
•more fragmented partner market which proves to be harder for our platform to integrate with;
•difficulties in staffing and managing foreign operations;
•regulatory and other delays and difficulties in setting up foreign operations;
•different pricing environments, longer accounts receivable payment cycles and collections issues;
•new and different sources of competition;
•weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;
•laws and business practices favoring local competitors;
•compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations;

•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act (FCPA), U.S. bribery laws, the UK Bribery Act and similar laws and regulations in other jurisdictions;
•increased financial accounting and reporting burdens and complexities;
•declines in the values of foreign currencies relative to the U.S. dollar;
•restrictions on the transfer of funds;
•potentially adverse tax consequences;
•the cost of and potential outcomes of any claims or litigation;
•future accounting pronouncements and changes in accounting policies;
•changes in tax laws or tax regulations;
•health or similar issues, such as a pandemic or epidemic; and
•regional and local economic and political conditions.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these risks. These factors and others could harm our ability to increase international revenue and, consequently, would materially impact our business and results of operations. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to successfully manage our international operations and the associated risks effectively could limit the future growth of our business.
We face exposure to foreign currency exchange rate fluctuations.
While we have historically transacted in U.S. dollars with the majority of our customers and vendors, we have transacted in some foreign currencies with such parties and for our payroll in those foreign jurisdictions where we have operations, and expect to continue to transact in more foreign currencies in the future. Accordingly, declines in the value of foreign currencies relative to the U.S. dollar can adversely affect our revenue and results of operations due to remeasurement that is reflected in our earnings. Also, fluctuations in the values of foreign currencies relative to the U.S. dollar could make it more difficult to detect underlying trends in our business and results of operations.
We are subject to anti-corruption, anti-bribery, anti-money laundering and similar laws. Non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.
We must comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, which may include the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”) and the U.K. Bribery Act 2010 (the “Bribery Act”), as well as the laws of the countries where we do business. These laws and regulations apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. Where they apply, the FCPA and the Bribery Act prohibit us and our officers, directors, employees and business partners acting on our behalf, including joint venture partners and agents, from corruptly offering, promising, authorizing or providing anything of value to public officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The Bribery Act also prohibits non-governmental “commercial” bribery and accepting bribes. As part of our business, we may deal with governments and state-owned business enterprises, the employees and representatives of which may be considered public officials for purposes of the FCPA and the Bribery Act. We also are subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring our personnel and agents into contact with public officials responsible for issuing or renewing permits, licenses or approvals or for enforcing other governmental regulations. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption.
Our wholly owned subsidiary, Expensify Payments LLC, is registered as a “Money Services Business” with the U.S. Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”), and subject to regulatory oversight and enforcement by FinCEN under the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (the “BSA”). Among other things, the BSA requires money services businesses to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity and maintain transaction records. The BSA prohibits, among other things, our involvement in transferring the proceeds of criminal activities. Regulators in the United States and globally may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor international and domestic transactions. In addition, we are contemplating offering certain products in the future that may require us to obtain licenses to operate as a money transmitter (or its equivalent) in various states and territories where such licenses are required. We have already obtained such licenses in certain states and have pending license applications in others. If we are unable to obtain a license to operate as a money transmitter, our ability to grow certain of our services may be limited. As a licensed money transmitter, we would be subject to obligations and restrictions with respect to the handling and investment of customer funds, record keeping and reporting requirements, bonding requirements and inspection by state regulatory agencies.
There are substantial costs and potential changes to our offerings involved in obtaining, maintaining and renewing these licenses and registrations. We could be subject to significant fines or other enforcement actions if we are found to violate disclosure, reporting, anti-money laundering, economic and trade sanctions, corporate governance and internal controls, banking secrecy, or other laws and requirements. These factors could involve considerable delay to the development or provision of our offerings or services, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, or prevent us from providing our offerings or services in a given geography.
Our business also must be conducted in compliance with applicable economic and trade sanctions and export control laws and regulations, such as those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant sanctions authorities, which impose restrictions or prohibitions on the sale or supply of certain products or services to embargoed or sanctioned countries, governments, persons, and entities. Although we take precautions to prevent our platform from being provided in violation of such laws, our platform may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. Our global operations expose us to the risk of violating, or being accused of violating, anti-corruption, anti-money laundering, export control and economic and trade sanctions laws and regulations. Our failure to comply with these laws and regulations may expose us to reputational harm as well as significant penalties, including criminal fines, imprisonment, civil fines, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Despite our compliance efforts and activities we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, financial condition and results of operations.

We receive, process, store and use business and personal information, which subjects us to governmental regulation and other legal obligations related to data protection and security, and our actual or perceived failure to comply with such obligations could harm our business and expose us to liability.
We receive, process, store and use business and personal information belonging to our members and customers. There are numerous federal, state, local and foreign laws, regulations and standards regarding data protection and the storing, sharing, use, processing, disclosure and protection of business and personal information, and we may be subject to these laws in certain circumstances. Most states have also adopted data security breach laws that require notice be given to affected consumers in the event of a security breach. In the event of a security breach, our compliance with these laws may subject us to costs associated with notice and remediation, as well as potential investigations from federal regulatory agencies and state attorneys general. These laws continue to evolve in scope and are subject to differing interpretations, and may contain inconsistencies or pose conflicts with other legal requirements. We seek to comply with applicable laws, regulations, policies, legal obligations and industry standards and have developed privacy policies, data processing addenda and internal privacy procedures to reflect our practices designed to achieve such compliance. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. A failure on our part to safeguard consumer data adequately or to destroy data securely or otherwise comply with legal obligations may subject us, depending on the personal information in question, to costs associated with notice and remediation, as well as potential regulatory investigations or enforcement actions, and possibly to civil liability, under federal, state, or foreign laws or regulation, industry standards, our internal privacy policies and procedures, or our contracts governing our processing of personal information claims by third parties, and damage to our reputation, any of which could have an adverse effect on our operations, financial performance and business. We could also incur significant costs investigating and defending such claims and, if we are found liable, significant damages.
Data protection regulation is an area of increased focus and changing requirements. Any significant change in applicable laws, regulations, or industry practices regarding the use or disclosure of our members’ or customers’ data, or regarding the manner in which the express or implied consent of members or customers for the use and disclosure of such data is obtained, could require us to modify our platform, possibly in a material manner, and may limit our ability to develop new services and features that make use of the data that our members and customers voluntarily share.
For example, the EU General Data Protection Regulation (the "GDPR") imposes stringent data protection requirements for processing the personal data of individuals within the European Economic Area (the "EEA"). The GDPR enhances data protection obligations for processors and controllers of personal information, including, for example, expanded disclosure requirements, limitations on retention of personal information, mandatory data breach notification requirements and additional obligations. Non-compliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of our global revenue. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the E.U. and the United States remains uncertain. For example, in 2016, the E.U. and United States agreed to a transfer framework for data transferred from the E.U. to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union ("CJEU"). The CJEU also raised questions about whether the European Commission’s Standard Contractual Clauses, one of the primary mechanisms used by companies to transfer personal information out of the EEA, complies with the GDPR. While the CJEU upheld the validity of the Standard Contractual Clauses, the CJEU ruled that the underlying data transfers must be assessed on a case-by-case basis by the data controller to determine whether the personal information will be adequately protected. At present, there are few if any viable alternatives to the Standard Contractual Clauses and, therefore, there is uncertainty regarding how to ensure that transfers of personal information from Europe to the United States comply with the GDPR. As such, any transfers by us of personal information from Europe may not comply with European data protection laws and may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions. Loss of our ability to transfer personal information from Europe may also require us to increase our data processing capabilities in those jurisdictions at significant expense.
Further, following the United Kingdom’s withdrawal from the E.U. and the end of the related transition period, as of January 1, 2021, companies may be subject to both GDPR and the United Kingdom GDPR, or UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, imposing fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the E.U. in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure. Currently there is a four to six-month grace period agreed in the E.U. and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, while the parties discuss an adequacy decision. The European Commission published a draft adequacy decision on February 19, 2021. If adopted, the decision will enable data transfers from E.U. member states to the United Kingdom for a four-year period, subject to subsequent extensions. While we have instituted a GDPR compliance strategy and program that we continue to evaluate and improve as our platform changes and expands, we still do not know how E.U. regulators will interpret or enforce many aspects of the GDPR, and some regulators may do so in an inconsistent manner, making such a prediction even more difficult.
In addition to the E.U., a growing number of other global jurisdictions are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our platform, particularly as we expand our operations internationally. Some of these laws, such as the General Data Protection Law in Brazil, or the Act on the Protection of Personal Information in Japan, impose similar obligations as those under the GDPR. Others, such as those in Russia, India and China, could potentially impose more stringent obligations, including data localization requirements. If we are unable to develop and offer features that meet legal requirements or help our members and customers meet their obligations under the laws or regulations relating to privacy, data protection, or information security, or if we violate or are perceived to violate any laws, regulations, or other obligations relating to privacy, data protection, or information security, we may experience reduced demand for our platform, harm to our reputation and become subject to investigations, claims and other remedies, which would expose us to significant fines, penalties and other damages, all of which would harm our business. Further, given the breadth and depth of changes in global data protection obligations, compliance has caused us to expend significant resources, and such expenditures are likely to continue into the future as we continue our compliance efforts and respond to new interpretations and enforcement actions.
The data protection landscape is also rapidly growing and evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, the California Consumer Privacy Act of 2018 (the "CCPA") came into effect on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and exercise certain individual rights regarding their personal information, provides a new cause of action for data breaches, and provides for penalties for noncompliance of up to $7,500 per violation. While we are positioned as a “service provider” under the CCPA with respect to most of our data activities, have conducted a CCPA compliance review process, and do not currently share data with third parties in a way that would be currently considered a “sale” under the CCPA, some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which means that despite our efforts, an expansive reading of the CCPA could increase our potential liability and adversely affect our business. Additionally, the California Privacy Rights Act (the "CPRA") was recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the CPRA provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have been proposed, and likely will be proposed, in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. For example, on March 2, 2021, the Virginia Consumer Data Protection Act ("CDPA") was signed into law. The CDPA becomes effective January 1, 2023 and contains provisions that require businesses subject to the legislation to conduct data protection assessments in certain circumstances and that require opt-in consent from Virginia consumers to process certain sensitive personal information.
Furthermore, the Federal Trade Commission (the "FTC") and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. There are a number of legislative proposals in the United States, at both the federal and state level, and in the E.U. and more globally, that could impose new obligations in areas such as e-commerce and other related legislation or liability for copyright infringement by third parties. We cannot yet determine the impact that these future laws, regulations and standards may have on our business.
In addition to laws relating to data privacy and security, we are subject to self-regulatory standards and industry certifications that may legally or contractually apply to us. These include the Payment Card Industry Data Security Standards ("PCI-DSS") with which we are currently compliant. In the event that we fail to comply with the PCI-DSS, we could be in breach of our obligations under customer and other contracts, fines and other penalties could result, and we may suffer reputational harm and damage to our operations, financial performance, reputation and business. Further, our clients may expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations, or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data on or by our offerings.
Changes in laws and regulations related to the Internet or changes in the internet infrastructure itself may diminish the demand for our applications, and could have a negative impact on our business.
The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business. Federal, state and foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our applications in order to comply with these changes. In addition, government agencies or private organizations may impose taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, or result in reductions in the demand for Internet-based applications such as ours.
In addition, the use of the Internet as a means of conducting business could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease of use, accessibility and quality of service. The performance of the Internet has been adversely affected by “viruses,” “worms” and similar malicious programs and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the Internet is adversely affected by these issues, demand for our applications could suffer.
If we fail to manage our technical operations infrastructure, or experience service outages, interruptions, or delays in the deployment of our platform, our results of operations may be harmed.
Because our operations involve delivering a suite of preaccounting features to our customers through a cloud-based software platform, our continued growth depends in part on the ability of our platform and related computer equipment, infrastructure and systems to continue to support our features. In the past, we have experienced temporary platform disruptions, outages in our features and degraded levels of performance due to human and software errors, file corruption and capacity constraints associated with the number of customers accessing our platform simultaneously. While our past experiences have not materially impacted us, in the future we may face more disruptions, outages, or performance problems. Factors that may cause such disruptions or problems include:
•human error;
•security breaches;
•telecommunications failures or outages from third-party providers;
•computer viruses, malware, vulnerability exploits, or cyber-attacks;
•software errors, failures, vulnerabilities or bugs in our features;
•acts of terrorism, sabotage or other intentional acts of vandalism;
•unforeseen interruption or damages;
•pandemics and epidemics;
•tornados, fires, earthquakes, floods and other natural disasters; and
•power loss.
In addition, continued growth in our customer base could place additional demands on our platform and features and could cause or exacerbate slowdowns or interrupt the availability of our platform. As we expand our platform capabilities to other features, like the Expensify Card, those new features may come with different technological demands, like real time transactions. If we are unable to plan or develop our platform accordingly, it could have a negative impact on our business. If there is a substantial increase in the volume of usage across our platform, we will be required to further expand and upgrade our technology and infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our platform or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In such cases, if our members are not able to access our platform and features or encounter slowdowns when doing so, we may lose customers or partners, which would adversely impact our reputation and revenue. Further, any changes in the service levels at our data centers or any errors, defects, disruptions or other performance problems with our network infrastructure may result in lengthy interruptions in the availability of our platform and features. In such cases, we may lose our customers’ trust and confidence in our platform, and customer and employee data from recent transactions may be permanently lost and we could be exposed to significant claims by clients, particularly if the access interruption is associated with problems in the timely delivery of funds due to employees. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our platform and products. Our disaster recovery plan may not be sufficient to address all aspects or any unanticipated consequence or incidents, and our insurance may not be sufficient to compensate us for the losses that could occur.
We lease the cloud computing infrastructure that we use to host our platform, mobile application and many of the internal tools we use to operate our business. Any significant disruption of, limitation of our access to, or other interference with our use of the cloud services would negatively impact our operations and could seriously harm our business. Our business relies on the availability of our platform for our members and customers, and we may lose members or customers if they are not able to access our platform or encounter difficulties in doing so.
In addition, we rely on third-party hosting services, hardware and infrastructure purchased or leased from third parties and software licensed from third parties to operate critical business functions. Our business would be disrupted if any of this third-party hardware, software and infrastructure becomes unavailable on commercially reasonable terms, or at all. Furthermore, delays or complications with respect to the transition of critical business functions from one third-party product to another, or any errors or defects in third-party hardware, software, or infrastructure could result in errors or a failure of our platform, which could harm our business and results of operations.
Moreover, our platform and features depend on our customers’ high speed broadband or wireless access to the Internet. Increasing numbers of customers and bandwidth requirements may degrade the performance of our features due to capacity constraints and other Internet infrastructure limitations, and additional network capacity to maintain adequate data transmission speeds may be unavailable or unacceptably expensive. If adequate capacity is not available to us, our features may be unable to achieve or maintain sufficient data transmission, reliability, or performance. In addition, if Internet service providers and other third parties providing Internet services, including incumbent phone companies, cable companies and wireless companies, have outages or suffer deterioration in their quality of service, our customers may not have access to or may experience a decrease in the quality of our platform and features. These providers may take measures that block, degrade, discriminate, disrupt, or increase the cost of customer access to our features. Any of these disruptions to data transmission could lead customers to switch to our competitors or avoid using our features, which could negatively impact our revenue or harm our opportunities for growth.
We rely upon data centers and other systems and technologies provided by third parties to operate our business, and interruptions or performance problems with these centers, systems and technologies may adversely affect our business and operating results.
We rely on data centers and other technologies and services provided by third parties in order to operate our business. If any of these services becomes unavailable or otherwise is unable to serve our requirements, there could be a delay in activating a mirrored data center or our disaster recovery system.
Our business depends on our ability to protect the growing amount of information stored in our data centers and related systems, offices and hosting facilities, against damage from earthquake, floods, fires, other extreme weather conditions, power loss, telecommunications failures, hardware failures, unauthorized intrusion, overload conditions and other events. If our data centers or related systems fail to operate properly or become disabled even for a brief period of time, we could suffer financial loss, a disruption of our business, liability to customers, or damage to our reputation. Our response to any type of disaster may not be successful in preventing the loss of customer data, service interruptions and disruptions to our operations, or damage to our important facilities.
Our data center providers have no obligations to renew their agreements with us on commercially reasonable terms, or at all, and it is possible that we will not be able to switch our operations to another provider in a timely and cost effective manner should the need arise. If we are unable to renew our agreements with these providers on commercially reasonable terms, or if in the future we add additional data center facility providers, we may face additional costs or expenses or downtime, which could harm our business.
Any unavailability of, or failure to meet our requirements by, third party data centers, technologies, or services, could impede our ability to provide services to our customers, harm our reputation, subject us to potential liabilities, result in contract terminations and adversely affect our customer relationships. Any of these circumstances could adversely affect our business and operating results.
If we are unable to ensure that our platform interoperates with a variety of software applications that are developed by others, including our integration partners, we may become less competitive and our business, results of operations and financial condition may be harmed.
Our platform must integrate with a variety of hardware and software platforms, and we need to continuously modify and enhance our platform to adapt to changes in hardware, software and browser technologies. In particular, we have developed our platform to be able to easily integrate with third-party applications, including the applications of software providers that compete with us as well as our partners, through the interaction of APIs and/or platforms. In general, we rely on the providers of such software systems to allow us access to their APIs to enable these integrations. We are typically subject to standard terms and conditions of such providers, which govern the distribution, operation and fees of such software systems, and which are subject to change by such providers from time to time. Our business will be harmed if any provider of such software systems:
•discontinues or limits our access to its software or APIs;
•modifies its terms of service or other policies, including fees charged to, or other restrictions on us, or other application developers;
•changes how information is accessed by us or our customers;
•establishes more favorable relationships with one or more of our competitors; or
•develops or otherwise favors its own competitive offerings over our platform.
Third-party services and products are constantly evolving, and we may not be able to modify our platform to assure its compatibility with that of other third parties. In addition, some of our competitors may be able to disrupt the operations or compatibility of our platform with their products or services, or exert strong business influence on our ability to, and terms on which we operate our platform. Should any of our competitors modify their products or standards in a manner that degrades the functionality of our platform or gives preferential treatment to competitive products or services, whether to enhance their competitive position or for any other reason, the interoperability of our platform with these products could decrease and our business, results of operations and financial condition would be harmed. If we are not permitted or able to integrate with these and other third-party applications in the future, our business, results of operations and financial condition would be harmed.
Further, our platform includes a mobile application to enable individuals and organizations to access our platform through their mobile devices. If our mobile application does not perform well, our business will suffer. In addition, our platform interoperates with servers, mobile devices and software applications predominantly through the use of protocols, many of which are created and maintained by third parties.

We therefore depend on the interoperability of our platform with such third-party services, mobile devices and mobile operating systems, as well as cloud-enabled hardware, software, networking, browsers, database technologies and protocols that we do not control. The loss of interoperability, whether due to actions of third parties or otherwise, and any changes in technologies that degrade the functionality of our platform or give preferential treatment to competitive services could adversely affect adoption and usage of our platform. Also, we may not be successful in developing or maintaining relationships with key participants in the mobile industry or in ensuring that Expensify operates effectively with a range of operating systems, networks, devices, browsers, protocols and standards. If we are unable to effectively anticipate and manage these risks, or if it is difficult for customers to access and use our platform, our business, results of operations and financial condition may be harmed.
We rely on third parties maintaining open marketplaces to distribute our mobile application. If such third parties interfere with the distribution of our platform, our business would be adversely affected.
We rely on third parties maintaining open marketplaces, including the Apple App Store and Google Play, which make our mobile application available for download. We cannot assure you that the marketplaces through which we distribute our mobile application will maintain their current structures or that such marketplaces or any new marketplaces will not charge us additional fees to list our application for download. We are also dependent on these third-party marketplaces to enable us and our members to timely update our mobile application, and to incorporate new features, integrations and capabilities.
In addition, Apple Inc. and Google, among others, for competitive or other reasons, could stop allowing or supporting access to our mobile application through their products, could allow access for us only at an unsustainable cost, or could make changes to the terms of access in order to make our mobile application less desirable or harder to access.
We rely on traditional web search engines and prominence in mobile application marketplaces to drive interest in our platform. If our website fails to rank prominently in organic search results, or our mobile application is not featured prominently in marketplaces, the discoverability of our platform could decline and our business would be adversely affected.
Our success depends in part on our discoverability – our ability to attract new members through unpaid Internet search results on traditional web search engines such as Google and through the prominence of our mobile application in open marketplaces. The number of members we are able to attract through these platforms is due in large part to how our website ranks in organic search results and how our mobile application ranks against similar applications. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies, or design layouts. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not know how or otherwise be in a position to influence the results. Any reduction in our discoverability could reduce our revenue or require us to increase our sales and marketing expenditures.
Third parties may claim that our platform infringes their intellectual property rights and this may create liability for us or otherwise adversely affect our business, operating results and financial condition.
There is considerable patent and other intellectual property litigation in our industry. Our competitors, as well as a number of other entities, including non-practicing entities and individuals, may own or claim to own intellectual property relating to our industry. There may be third-party intellectual property rights, including issued or pending patents, that cover significant aspects of our technologies or business methods. As we face increasing competition and our public profile increases, the possibility of intellectual property rights claims against us may also increase. From time to time, our competitors or other third parties have claimed, and may in the future claim, that we are infringing upon, misappropriating, or violating their intellectual property rights, even if we are unaware of the intellectual property rights that such parties may claim cover our platform or some or all of the other technologies we use in our business.
Our success depends, in part, on our ability to develop and commercialize our solutions and services without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. We may also be unaware of the intellectual property rights of others that may cover some or all of our technology. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our products and there is also a risk that we could adopt a technology without knowledge of a pending patent application, which technology would infringe a third-party patent once that patent is issued. Any litigation may also involve non-practicing entities or other adverse patent owners that have no relevant solution revenue, and therefore, our patent portfolio may provide little or no deterrence as we would not be able to assert our patents against such entities or individuals.
We may also face exposure to third party intellectual property infringement, misappropriation, or violation actions if we engage software engineers or other personnel who were previously engaged by competitors or other third parties and those personnel inadvertently or deliberately incorporate proprietary technology of third parties into our features. Any intellectual property claims, with or without merit, could be very time-consuming and expensive to settle or litigate, could cause us to incur significant expenses, pay substantial amounts in damages, ongoing royalty or license fees, or other payments, or could prevent us from offering all or aspects of our platform or using certain technologies, require us to re-engineer all or a portion of our platform or require that we comply with other unfavorable terms. The costs of litigation are considerable, and such litigation may divert management and key personnel’s attention and resources, which might seriously harm our business, results of operations and financial condition. We may be required to settle such litigation on terms that are unfavorable to us. For example, a settlement may require us to obtain a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices would require significant effort and expense. Similarly, if any litigation to which we may be a party fails to settle and we go to trial, we may be subject to an unfavorable judgment that may not be reversible upon appeal. For example, the terms of a judgment may require us to cease some or all of our operations or require the payment of substantial amounts to the other party. Any of these events would cause our business and results of operations to be materially and adversely affected as a result.
We are also frequently required to indemnify our reseller partners and customers in the event of any third-party infringement claims against our customers and third parties who offer our platform, and such indemnification obligations may be excluded from contractual limitation of liability provisions that limit our exposure. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers and reseller partners, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers and reseller partners, may be required to modify our allegedly infringing platform to make it non-infringing, or may be required to obtain licenses for the products used. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our platform, and our reseller partners may be forced to stop selling our platform.
If we are unable to protect our intellectual property rights, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.
Our success is dependent, in part, upon protecting our intellectual property rights and proprietary information. We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws to protect our intellectual property rights and proprietary information. Our trademarks and service marks include EXPENSIFY, SMARTSCAN and various marketing slogans. Additionally, we maintain a policy requiring our employees, consultants, independent contractors and third parties who are engaged to develop any material intellectual property for us to enter into confidentiality and invention assignment agreements to control access to and use of our proprietary information and to ensure that any intellectual property developed by such employees, contractors, consultants and other third parties are assigned to us. However, we cannot guarantee that the confidentiality and proprietary agreements or other employee, consultant, or independent contractor agreements we enter into adequately protect our intellectual property rights and other proprietary information. In addition, we cannot guarantee that these agreements will not be breached, that we will have adequate remedies for any breach, or that the applicable counter-parties to such agreements will not assert rights to our intellectual property rights or other proprietary information arising out of these relationships. If we lose valuable personnel, our ability to develop, market and support potential features or enhancements could also be hampered, which could severely harm our business. Furthermore, the steps we have taken and may take in the future may not prevent misappropriation of our proprietary features or technologies, particularly with respect to officers and employees who are no longer employed by us.
Moreover, third parties may knowingly or unknowingly infringe or circumvent our intellectual property rights, and we may not be able to prevent infringement without incurring substantial expense. Litigation brought to protect and enforce our intellectual property rights may be costly, time-consuming and distracting to management and key personnel, and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. If the protection of our intellectual property rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our platform and methods of operations. Any of these events would have a material adverse effect on our business, results of operations and financial condition.
Our proprietary rights may be difficult to enforce, which could enable others to copy or use aspects of our platform without compensating us and negatively affect our business.
Our future success and competitive position depends in part upon our ability to obtain or maintain certain intellectual property used in our platform. We rely primarily on patent, trademark, copyright and trade secrets laws and confidentiality procedures and contractual provisions to protect our technology. While we have been issued patents for certain aspects of our intellectual property in the United States and have additional patent applications pending in the United States, we have not applied for patent protection in foreign jurisdictions, and may be unable to obtain patent protection for the technology covered in our patent applications. In addition, we cannot ensure that any of the patent applications will issue or that the claims allowed on any issued patents will be sufficiently broad to protect our technology or platform and provide us with competitive advantages. Moreover, failure to comply with applicable procedural, documentary, fee payment and other similar requirements with the United States Patent and Trademark Office could result in abandonment or lapse of the affected patent, trademark or application. Furthermore, any issued patents may be challenged, invalidated, or circumvented by third parties.

Many patent applications in the United States may not be public for at least 18 months after they are filed, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we will be the first creator of inventions covered by any patent application we make or that we will be the first to file patent applications on such inventions. In addition, recent changes to the patent laws in the United States may bring into question the validity of certain software patents and may make it more difficult and costly to prosecute patent applications. Such changes may lead to uncertainties or increased costs and risks surrounding the prosecution, validity, ownership, enforcement and defense of our issued patents and patent applications and other intellectual property, the outcome of third-party claims of infringement, misappropriation, or other violation of intellectual property brought against us and the actual or enhanced damages (including treble damages) that may be awarded in connection with any such current or future claims, and could have a material adverse effect on our business.
We also rely on unpatented proprietary technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or obtain and use information that we regard as proprietary. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants and independent contractors to enter into confidentiality agreements. However, such agreements may not be enforceable in full or in part in all jurisdictions and any breach could have a negative effect on our business and our remedy for such breach may be limited. The contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. As such, we cannot guarantee that the steps taken by us will prevent misappropriation of our technology. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, our business would be materially adversely affected.
We rely on our trademarks, trade names and brand names to distinguish our features from the products of our competitors, and have registered or applied to register many of these trademarks in the United States and certain countries outside the United States. However, occasionally third parties may have already registered identical or similar marks for products or features that also address the software market. As we rely in part on brand names and trademark protection to enforce our intellectual property rights, efforts by third parties to limit use of our brand names or trademarks and barriers to the registration of brand names and trademarks in various countries may restrict our ability to promote and maintain a cohesive brand throughout our key markets. Occasionally trademark offices have taken the view that certain of our trademarks, including SMARTSCAN, are merely descriptive or not inherently protectable. There can also be no assurance that pending or future U.S. or foreign trademark applications will be approved in a timely manner or at all, or that such registrations will effectively protect our brand names and trademarks. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. For example, our applications to register KARMA POINTS as a trademark in the European Union and United Kingdom have been opposed by a third party. In the event that our trademarks are successfully challenged or we do not adequately protect our trademarks, we could be forced to rebrand our platform, which would result in loss of brand recognition and would require us to devote resources to advertising and marketing new brands.
Policing unauthorized use of our technology and trademarks is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States. For example, many foreign countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, any patents that we may obtain may provide limited or no benefit. Effective trade secret protection may also not be available in every country in which our features are available or where we have employees or independent contractors. The loss of trade secret protection could make it easier for third parties to compete with our features by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and employment laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition. If we are unable to protect our proprietary rights (including aspects of our software and platform protected other than by patent rights), we will find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create our platform and other innovative features that have enabled us to be successful to date. Moreover, we may need to expend additional resources to defend our intellectual property rights in foreign countries, and our inability to do so could impair our business or adversely affect our international expansion.
Our use of “open source” and third-party software could impose unanticipated conditions or restrictions on our ability to commercialize our features and could subject us to possible litigation.
A portion of the technologies we use in our platform, database infrastructure (Bedrock), Expensify.com, Expensify.cash and mobile application incorporate “open source” software, and we may incorporate open source software in our platform and mobile application in the future. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to suits by parties claiming ownership of what we believe to be open source software, or claiming non-compliance with the applicable open source licensing terms. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public, including authorizing further modification and redistribution, or otherwise be limited in the licensing of our services, each of which could provide an advantage to our competitors or other entrants to the market, allow them to create similar products with lower development effort and time, and ultimately result in a loss of sales for us. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our valuable proprietary source code, we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property rights or for breach of contract. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose source code that incorporates or is a modification of such licensed software. Furthermore, there is an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such license types. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable open source license, we may also have to expend substantial time and resources to re-engineer some or all of our software, incur significant legal expenses defending against such allegations, be subject to significant damages, or be enjoined from the sale of our platform that contained the open source software.
In addition, the use of third-party open source software typically exposes us to greater risks than the use of third-party commercial software because open-source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Any of the foregoing could be harmful to our business, results of operations, or financial condition.
We license technology from third parties, and our inability to maintain those licenses could harm our business.
We rely on software licensed from third parties to offer our platform. In addition, we may need to obtain future licenses from third parties to use intellectual property rights associated with the development of our platform, which might not be available on acceptable terms, or at all. Any loss of the right to use any third-party software required for the development and maintenance of our platform or mobile application could result in loss of functionality or availability of our platform or mobile application until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated. Any errors or defects in third-party software could result in errors or a failure of our platform or mobile application. Licensing technologies from third parties also exposes us to increased risk of being the subject of intellectual property infringement due to, among other things, our lower level of visibility into the development process with respect to such technology and the care taken to safeguard against infringement risks. We cannot be certain that our licensors do not or will not infringe on the intellectual property rights of third parties or that our licensors have or will have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our platform. Some of our agreements with our licensors may be terminated by them for convenience, or otherwise provide for a limited term. If we are unable to continue to license technology because of intellectual property infringement claims brought by third parties against our licensors or against us, or if we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop and sell features and services containing or dependent on that technology would be limited, and our business could be harmed. Additionally, if we are unable to license technology from third parties, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner or at all, and may require us to use alternative technology of lower quality or performance standards. This could limit or delay our ability to offer new or competitive features and increase our costs. Any of the foregoing would disrupt the distribution and sale of subscriptions to our platform and harm our business, results of operations and financial condition.
Any future litigation against us could be costly and time-consuming to defend.
We have in the past and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business. We could be subject to claims, lawsuits (including class actions and individual lawsuits), government investigations and other proceedings involving consumer protection, labor and employment, immigration, import and export practices, product labeling, competition, accessibility, securities, tax, marketing and communications practices, commercial disputes, defamation, civil rights infringement, negligence, intellectual property rights infringement, invasion of privacy, product liability, regulatory compliance, or other legal claims relating to information that is published or made available via our platform. For example, in November 2020, the Federal Election Commission ("FEC") notified us of a number of complaints filed against us in connection with David Barrett's email on October 23, 2020 urging customers to protect democracy. We responded to the complaints in November and December 2020, requesting dismissal of all complaints, and have not received a decision from the FEC on the matter. We cannot assure you that this matter will not result in further complaints, regulatory inquiries or future proceedings.
The number and significance of our legal disputes and inquiries have increased as we have grown larger, as our business has expanded in scope and geographic reach, and as our features and services have increased in complexity, and we expect the potential for future legal proceedings, claims and disputes will continue to increase. Becoming a public company will raise our public profile, which may result in increased litigation.

Regardless of the outcome, legal proceedings might result in substantial costs and may divert management and key personnel’s attention and resources, which might seriously harm our business, results of operations and financial condition. Plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of litigation, including preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle legal disputes on terms that are unfavorable to us; for example, we may be required to cease some or all of our operations or pay substantial amounts to the other party, which could materially and adversely affect our business. Furthermore, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that we may not choose to appeal or that may not be reversed upon appeal. We may have to seek a license to continue practices found to be in violation of a third party’s rights. If we are required, or choose to enter into, royalty or licensing arrangements, such arrangements may not be available on reasonable terms or at all and may significantly increase our operating costs and expenses. As a result, we may also be required to develop or procure alternative non-infringing technology or discontinue use of technology, and doing so could require significant effort and expense or may not be feasible. In addition, insurance might not cover these claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs and could have a material adverse effect on our business, results of operations and financial condition.
Our employees, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk that our employees, commercial partners and vendors may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate: (i) the rules of the applicable regulatory bodies; (ii) data privacy laws or other similar non-United States laws; or (iii) laws that require the true, complete and accurate reporting of financial information or data. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, additional integrity reporting and oversight obligations. Whether or not we are successful in defending against any such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations, which could have a material adverse effect on our business, financial condition and results of operations.
We may need additional capital, and we cannot be sure that additional financing will be available.
In the future, we may raise additional capital through additional debt or equity financings to support our business growth, to respond to business opportunities, challenges, or unforeseen circumstances, or for other reasons. On an ongoing basis, we are evaluating sources of financing and may raise additional capital in the future. Our ability to obtain additional capital will depend on our development efforts, business plans, investor demand, operating performance, the condition of the capital markets, and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity or equity-linked securities, those securities may have rights, preferences, or privileges senior to the rights of existing stockholders, and existing stockholders may experience dilution. Debt financing, if available, may involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which could reduce our operational flexibility or make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, subject to limited exceptions, our loan and security agreement with Canadian Imperial Bank of Commerce ("CIBC”) restricts us from incurring indebtedness without the prior written consent of the lender. Further, if we are unable to obtain additional capital when required, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances would be adversely affected.
Our operating activities may be restricted as a result of covenants related to the indebtedness under our existing loan and security agreement and/or future indebtedness, and we may be required to repay the outstanding indebtedness in an event of default, which would have an adverse effect on our business.
Our loan and security agreement with CIBC, as amended and restated in September 2021, includes a term loan of up to $75.0 million, which matures in September 2026, and a $25.0 million revolving line of credit, which matures in September 2024. The loan and security agreement subjects us, and any future indebtedness would likely subject us, to various customary covenants, including requirements as to financial reporting, insurance and certain liquidity thresholds and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to engage in transactions with affiliates, to encumber our intellectual property and certain other restrictions on our activities. Our business may be adversely affected by these restrictions on our ability to operate our business.
Additionally, our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which we are unable to control. We may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs under the loan and security agreement. Under the loan and security agreement and a credit agreement with CIBC that provides for a $8.3 million amortizing term mortgage, an event of default will occur if, among other things, we fail to make payments under such agreements; we breach certain of our covenants under such agreements, subject to specified cure periods with respect to certain breaches; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit CIBC to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. CIBC could also exercise its rights as collateral agent to take possession of, and to dispose of, the collateral securing the term loans, which collateral includes substantially all of our personal property (including intellectual property). Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events. We may seek to enter into an extension of the loan and security agreement or enter into a new facility with another lender. We may not be able to extend the term or obtain other debt financing on terms that are favorable to us, if at all, and we could be subject to additional restrictions on our business operations. If we are unable to obtain adequate financing or financing on satisfactory terms when required, our ability to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

A failure to establish and maintain an effective system of disclosure controls and internal control over financial reporting, could adversely affect our ability to produce timely and accurate financial statements or comply with applicable regulations.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. For example, as we have prepared to become a public company, we have worked to improve the controls around our key accounting processes and our quarterly close process, and we have hired additional accounting and finance personnel to help us implement these processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls. For fiscal 2019 and 2020, we identified a material weakness in our internal controls, that we had insufficient technical skills to address complex issues combined with insufficient accounting staff to implement the process and reviews necessary to ensure material misstatements did not occur. Our remediation efforts are still ongoing and there can be no assurance that we will not experience this or other material weaknesses in the future.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations and financial condition and could cause a decline in the trading price of our Class A common stock.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s discussion and analysis of financial condition and results of operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to the useful lives and recoverability of long-lived assets, the fair value of common stock and stock-based compensation expense, as well as those used to allocate our employee and employee related expense, which consist of contractor costs, employee salary and wages, stock-based compensation and travel and other employee-related costs, to their appropriate financial statement line items due to our generalist model and organizational structure. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
Our business and financial performance may differ from any projections that we disclose or any information that may be attributed to us by third parties.
From time to time, we may provide guidance via public disclosures regarding our projected business or financial performance. However, any such projections involve risks, assumptions and uncertainties, and our actual results could differ materially from such projections. Factors that could cause or contribute to such differences include, but are not limited to, those identified in these Risk Factors, some or all of which are not predictable or within our control. Other unknown or unpredictable factors also could adversely impact our performance, and we undertake no obligation to update or revise any projections, whether as a result of new information, future events, or otherwise. In addition, various news sources, bloggers and other publishers often make statements regarding our historical or projected business or financial performance, and you should not rely on any such information even if it is attributed directly or indirectly to us. Moreover, we may choose not to provide guidance regarding our projected business or financial performance, which may have an adverse impact on our stock price.
Our ability to use our net operating loss carryforwards and certain other tax attributes to offset taxable income or reduce our taxes may be limited.
As of December 31, 2020, we had accumulated $0.1 million and $3.7 million of federal and state net operating loss carryforwards, or NOLs, respectively, available to reduce future taxable income, portions of which will begin to expire in 2037 for federal and 2031 for state tax purposes. As of December 31, 2020, we also had federal and state research and development tax credit carryforwards of $0.2 million and $0.6 million, respectively. The federal tax credits will expire at various dates beginning in the year 2029, unless previously utilized. The state tax credits do not expire and will carry forward indefinitely until utilized. It is possible that we will not generate taxable income in time to use certain of our NOLs before their expiration, or at all. Net operating losses incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020 is limited to 80% of current year taxable income. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and certain other tax attributes, including R&D tax credits, to offset its post-change income or taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future. In addition, for state income tax purposes, the extent to which states will conform to the federal laws is uncertain and there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses and tax credits in tax years beginning after 2019 and before 2023.
Our international operations subject us to potentially adverse tax consequences.
We report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.
We could be required to collect additional sales, use, value-added and other indirect taxes, or be subject to other tax liabilities in various jurisdictions, which could adversely affect our results of operations.
The application of indirect taxes, such as sales and use, value-added tax, provincial, goods and services, business, digital services and gross receipts taxes, to businesses like ours is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations and, as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear when and how new and existing statutes might apply to our business. If we are found to have not adequately addressed our tax obligations, our business could be adversely impacted.
The U.S. Supreme Court held in South Dakota v. Wayfair that a U.S. state may require an online retailer to collect sales taxes imposed by the state in which the buyer is located, even if the retailer has no physical presence in that state, thus permitting a wider enforcement of such sales tax collection requirements. If our calculation, collection and remittance of taxes in the jurisdictions in which we do business were determined to be deficient, our business and results of operations could be adversely impacted. A successful assertion by a taxing authority that we should collect additional sales, use or other taxes or remit such taxes directly to states could result in substantial tax liabilities for past sales and additional administrative expenses, which could seriously harm our business.
Changes in our effective tax rate or tax liability may adversely affect our operating results.
Our effective tax rate could increase due to several factors, including:
•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate due to differing statutory tax rates in various jurisdictions;
•changes in tax laws, tax treaties and regulations or the interpretation of them;
•changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies and the economic and political environments in which we do business;
•the outcome of future tax audits, examinations, or administrative appeals; and
•limitations or adverse findings regarding our ability to do business in some jurisdictions.

Any of these developments could adversely affect our operating results.
Risks relating to the multiple class structure of our common stock and the Voting Trust Agreement
The multiple class structure of our common stock and the ownership of all of our LT10 and LT50 common stock by Trust Beneficiaries through the Voting Trust have the effect of concentrating voting control with the Voting Trust for the foreseeable future, which will limit your ability to influence corporate matters, including a change in control. We are controlled by the Voting Trust, whose interests may differ from those of our public stockholders. Our amended and restated certificate of incorporation also delegates significant authority to an Executive Committee.
Each share of our LT10 and LT50 common stock is entitled to 10 and 50 votes per share, respectively, and each share of our Class A common stock is entitled to one vote per share. Upon the completion of our Initial Public Offering, the Voting Trust held approximately 7,332,640 and 6,224,160 shares of LT10 and LT50 common stock, respectively, representing approximately 16.8% of the economic interest and 82.6% of the voting power of outstanding capital stock following the completion of our Initial Public Offering. All decisions with respect to the voting (but not the disposition) of shares held in the Voting Trust from time to time will be made by the Trustees in their sole and absolute discretion, and with no responsibility under the Voting Trust Agreement as stockholder, trustee or otherwise, except for his or her own individual malfeasance. The Voting Trust and its Trustees will, for the foreseeable future, have significant influence over our corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. The Voting Trust is able to, subject to applicable law, elect all of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our amended and restated certificate of incorporation and amended and restated bylaws, compensation matters and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. This concentrated control will limit your ability to influence corporate matters for the foreseeable future and may materially adversely affect the market price of our Class A common stock. It is possible that the interests of the Voting Trust may, in some circumstances, conflict with our interests and the interests of our other stockholders, including you. For example, the Voting Trust may have different tax positions or other differing incentives from other stockholders that could influence its decisions regarding whether and when to cause us to dispose of assets, incur new or refinance existing indebtedness, or take other actions. Additionally, the Voting Trust and the holders of our LT10 and LT50 common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests.
Additionally, for as long as the Voting Trust holds securities representing at least 50% of the voting power of our outstanding capital stock, our amended and restated certificate of incorporation delegates to the Executive Committee all of the power and authority of the board of directors in the management of our business and affairs, provided that the Executive Committee will not have power or authority in reference to (i) matters that must be approved by the Audit Committee of the board, (ii) matters that must be approved by a committee qualified to grant equity to persons subject to Section 16 of the Exchange Act for purposes of exempting transactions pursuant to Section 16b-3 thereunder, (iii) matters required under Delaware law to be approved by the full board of directors, or (iv) as otherwise required by SEC rules and the rules of Nasdaq. The members of the Executive Committee are expected to be directors who may also be our employees, and the Executive Committee initially consists of David Barrett, Ryan Schaffer, Anu Muralidharan, Jason Mills and Daniel Vidal.
The concentrated control is also likely to have the effect of limiting the likelihood of an unsolicited merger proposal, unsolicited tender offer, or proxy contest for the removal of directors. As a result, our governance structure and the Voting Trust may have the effect of depriving our stockholders of an opportunity to sell their shares at a premium over prevailing market prices and make it more difficult to replace our directors and management.
Delaware law could also require holders of our LT10 and LT50 common stock to vote separately as a single class in the event we seek to amend our amended and restated certificate of incorporation to increase or decrease the par value of a class of our common stock or in a manner that alters or changes the powers, preferences or special rights of LT10 or LT50 common stock in a manner that affects its holders adversely. Future transfers by holders of LT10 and LT50 common stock may result in those shares converting on a one-for-one basis to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of LT10 and LT50 common stock who retain their shares.
We are a “controlled company” within the meaning of Nasdaq listing standards and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
The Voting Trust controls a majority of the voting power of our outstanding common stock. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that a majority of the board of directors consist of independent directors, the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors, and the requirement that we have a compensation committee that is composed entirely of independent directors.
We intend to rely on some or all of these exceptions. As a result, we do not have a majority of independent directors and we do not have a compensation and nominating and corporate governance committee. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq .
The multiple class structure of our common stock features certain provisions that are novel or uncommon among other corporations with multiple class structures.
A number of provisions relating to the multiple class structure of our common stock are novel or uncommon among other corporations with multiple class structures. For example, whenever a holder of LT10 or LT50 common stock desires to transfer or convert shares of his or her LT10 or LT50 common stock, our amended and restated certificate of incorporation and the Voting Trust Agreement contain certain provisions that require, subject to certain exceptions, the trustees of the Voting Trust to attempt to find a holder of shares of Class A common stock to exchange such shares for such shares of LT10 or LT50 common stock, and such shares of LT10 or LT50 common stock will only convert into shares of Class A common stock if no such Class A stockholder is identified. As a result, shares of our LT10 and LT50 common stock may convert into shares of Class A common stock at a slower rate.
We cannot predict the impact our capital structure, governance structure, and the concentrated control by the Voting Trust may have on our stock price or business.
We cannot predict whether our multiple share class capital structure, combined with the concentrated control by the Voting Trust and other aspects of our governance structure, will result in a lower trading price or greater fluctuations in the trading price of our Class A common stock, or will result in adverse publicity or other adverse consequences. The holding of low-voting stock, such as our Class A common stock, may not be permitted by the investment policies of certain institutional investors or may be less attractive to the portfolio managers of certain institutional investors. For example, in July 2017, FTSE

Russell, a provider of widely followed stock indexes, stated that it plans to require new constituents of its indexes to have at least five percent of their voting rights in the hands of public stockholders. In addition, in July 2017, S&P Dow Jones, another provider of widely followed stock indexes, stated that companies with multiple share classes will not be eligible for certain of their indexes. As a result, our Class A common stock will likely not be eligible for these stock indexes. We cannot assure you that other stock indexes will not take a similar approach to FTSE Russell or S&P Dow Jones in the future. Exclusion from indexes could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.
Risks related to ownership of our Class A common stock
Our share price may be volatile.
The market price of our Class A common stock is likely to be volatile and could be subject to wide fluctuations in response to the risk factors described in this prospectus, and others beyond our control, including:
•the impact of the COVID-19 pandemic and the end of the COVID-19 pandemic;
•actual or anticipated fluctuations in our results of operations;
•our actual or anticipated operating performance and the operating performance of our competitors;
•changes in the financial projections we provide to the public or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;
•any major change in our board of directors, management, or key personnel;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•the economy as a whole in the United States and internationally, and market conditions in our industry;
•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of significant innovations, new products, services, features, integrations, or capabilities, acquisitions, strategic investments, partnerships, joint ventures, or capital commitments;
•the legal and regulatory landscape and changes in the application of existing laws or adoption of new laws that impact our business;
•legal and regulatory claims, litigation, or pre-litigation disputes and other proceedings;
•changes in our capital structure;
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events; and
•sales or expected sales of our Class A common stock by us, our officers, directors, principal stockholders and employees.
Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. These fluctuations may be even more pronounced in the trading market for our Class A common stock shortly following the listing of our Class A common stock on Nasdaq as a result of the supply and demand forces described above. In the past, stockholders have instituted securities class action litigation following periods of stock volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations and financial condition.
Future sales of our Class A common stock in the public market could cause our share price to fall.
Sales of a substantial number of shares of our Class A common stock in the public market or the perception that these sales might occur in large quantities, could cause the market price of our Class A common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. Upon the completion of our Initial Public Offering, we had 67,347,706 shares of Class A common stock outstanding, approximately 7,332,640 shares of LT10 common stock outstanding and approximately 6,224,160 shares of LT50 common stock outstanding.
All of our directors and officers and the holders of substantially all of our capital stock and securities convertible into our capital stock are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock for 180 days from the date of our Initial Public Offering, subject to earlier termination as described under "Shares eligible for future sale—Lock-up agreements and other transfer restrictions." in our prospectus on Form S-1. These lock-up agreements limit the number of shares of capital stock that may be sold immediately following our Initial Public Offering. Subject to certain limitations, approximately 64,739,010 shares of Class A common stock will become eligible for sale upon expiration of the 180-day lock-up period, or earlier, subject to earlier termination as described above. J.P. Morgan Securities LLC may, in their sole discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements. Our amended and restated certificate of incorporation imposes additional transfer restrictions on shares of our LT10 and LT50 common stock, as described under "Description of capital stock." in our prospectus on Form S-1.
All of the Class A common stock sold in our Initial Public Offering is freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act (“Rule 144”).
In addition, there were 8,565,230 shares of Class A common stock issuable upon the exercise of options outstanding as of June 30, 2021. We registered all of the shares of Class A common stock issuable upon exercise of outstanding options, RSUs or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock will become eligible for sale in the public market to the extent such options, RSUs or other equity awards are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.
We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
Increases in interest rates may cause the market price of our Class A common stock to decline.
Interest rates are at or near record lows. Increases in interest rates may cause a corresponding decline in demand for equity investments. Any such increase in interest rates or reduction in demand for our Class A common stock resulting from other relatively more attractive investment opportunities may cause the market price of our Class A common stock to decline.

Our management has broad discretion in the use of the net proceeds received by us from our Initial Public Offering and may not use the net proceeds effectively.
Our management has broad discretion in the application of the net proceeds received by the Company in connection with our Initial Public Offering, which may include working capital, operating expenses and capital expenditures. We cannot specify with certainty the uses to which we will apply these net proceeds. The failure by our management to apply these funds effectively could adversely affect our ability to pursue our growth strategies and expand our business.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Our current indebtedness, including our loan and security agreement with CIBC, contains, and our future indebtedness may contain, restrictions on our ability to pay cash dividends on our capital stock. Any determination to pay dividends in the future will be at the discretion of our Executive Committee, for as long as the Voting Trust controls a majority of the voting power of our outstanding common stock, and at the discretion of our board of directors thereafter. Accordingly, investors in our Class A common stock must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Future sales and issuances of our Class A common stock or rights to purchase our Class A common stock, including pursuant to our equity incentive plans, or other equity securities or securities convertible into our Class A common stock, could result in additional dilution of the percentage ownership of our stockholders and could cause the stock price of our Class A common stock to decline.
In the future, we may sell Class A common stock, convertible securities, or other equity securities, including preferred securities, in one or more transactions at prices and in a manner we determine from time to time. We also expect to issue Class A common stock to employees, consultants and directors pursuant to our equity incentive plans. If we sell Class A common stock, convertible securities, or other equity securities in subsequent transactions, or Class A common stock or LT10 or LT50 common stock is issued pursuant to equity incentive plans, investors may be materially diluted. New investors in subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Class A common stock.
Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt and could also reduce the market price of our Class A common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws, contain and Delaware law contains provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:
•authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;
•eliminating the ability of our stockholders to take action by consent in lieu of a meeting following the date on which the Voting Trust holds less than a majority of the voting power of our outstanding capital stock;
•requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•providing to our board of directors the exclusive right to determine the size of the board, and providing that any vacancies or newly created seats on the board may only be filled by the board of directors, unless the board determines that such vacancies be filled by the stockholders;
•maintaining our current multi-class structure; and
•limiting the liability of, and providing indemnification to, our directors and officers.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the General Corporation Law of the State of Delaware (the “Delaware General Corporation Law”), which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.
Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.
Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.
In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered or intend to enter into with our directors and officers provide that:
•we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.
While we have procured directors’ and officers’ liability insurance policies, such insurance policies may not be available to us in the future at a reasonable rate, may not cover all potential claims for indemnification, and may not be adequate to indemnify us for all liability that may be imposed.

Our amended and restated certificate of incorporation provides for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by any of our current or former directors, officers, other employees, agents or stockholders to us or our stockholders, any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended or restated) or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or any action asserting a claim against us that is governed by the internal affairs doctrine of the State of Delaware; provided that the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law. Our amended and restated certificate of incorporation will also provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, or employees arising under the Securities Act.
We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. If a court were to find the choice of forum provision that will be contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, results of operations and financial condition.
General risk factors
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the American Institute of Certified Public Accountants, the Securities and Exchange Commission ("SEC") and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

We are an emerging growth company under the JOBS Act, and we are permitted to rely on exemptions from certain disclosure requirements. We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, which could be as long as five years following the completion of our listing on Nasdaq, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and extended transition periods for complying with new or revised accounting standards. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the trading price of our Class A common stock may be more volatile.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems and resources. Furthermore, several members of our management team do not have prior experience in running a public company. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We also expect that being a public company that is subject to these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly members who can serve on our audit committee, and qualified executive officers. As a result of the disclosure obligations required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations and financial condition would be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, would divert the resources of our management and harm our business, results of operations and financial condition.
If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if our operating results do not meet the expectations of the investor community, one or more of the analysts who cover our company may change their recommendations regarding our company, and our stock price could decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
From July 1, 2021 through September 30, 2021, we issued and sold to our employees an aggregate of 1,460,280 shares of Class A common stock upon the exercise of stock options issued under the 2009 Stock Plan and the 2019 Stock Plan at exercise prices ranging from $0.07 to $10.78 per share, for an aggregate exercise price of $0.85 per share.
The offers, sales and issuances of securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.
Use of Proceeds
On November 9, 2021, our registration statement on Form S-1 (File No. 333-260297) was declared effective by the SEC for the IPO of our Class A common stock. There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.
On November 15, 2021, we completed the IPO of our Class A common stock, in which we sold 2,608,696 shares of Class A common stock, and the selling stockholders sold 8,581,696 shares of Class A common stock (including the full exercise of the underwriters' option to purchase an additional 1,459,616 shares of Class A common stock from certain selling stockholders) at an initial public offering price of $27.00 per share. All shares offered and sold in the IPO were registered pursuant to our registration statement on Form S-1 (File No. 333-260297), which was declared effective by the SEC on November 9, 2021. J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and BofA Securities, Inc. acted as representatives of the underwriters for the offering. The offering did not terminate until after the sale of all shares of common stock registered on the registration statement upon the closing of the IPO.
The aggregate offering price for the shares registered and sold by us was approximately $70.4 million, and the aggregate offering price for the shares registered and sold by the selling stockholders was approximately $231.7 million. The IPO raised net proceeds to us of approximately $57.5 million, after deducting approximately $4.9 million in underwriting discounts and commissions and approximately $8.0 million in other offering expenses. No payments for such expenses were made directly or indirectly to (i)

any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. We did not receive any proceeds from the sale of shares of Class A common stock in the IPO by the selling stockholders. The net proceeds from our IPO will be used in part to pay discretionary cash bonuses during the fiscal quarter ended December 31, 2021 to our employees including to certain of our directors and officers in which we estimate to be approximately $27.8 million as of the date of this Quarterly Report on Form 10-Q, and the rest have been or will be used for general corporate purposes, including working capital, operating expenses and capital expenditures. There has been no material change in the use of proceeds from our IPO as described in our Prospectus.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits
The following exhibits are filed herewith or incorporated by reference herein:

Incorporated by Reference

Exhibit No.	Name	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-41043	3.1	November 15, 2021

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-41043	3.2	November 15, 2021

4.1	Form of Class A Common Stock Certificate.	S-1/A	333-260297	4.1	November 01, 2021

10.1	Amended and Restated Loan and Security Agreement, dated as of September 21, 2021, by and between the Registrant, the Borrowers party thereto, and Canadian Imperial Bank of Commerce.	S-1/A	333-260297	10.1	October 18, 2021

31.1*
Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkable Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

Signatures
Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ David Barrett
David Barrett
Chief Executive Officer
Date: December 22, 2021		(Principal Executive Officer)

	By:	/s/ Ryan Schaffer
Ryan Schaffer
Chief Financial Officer
Date: December 22, 2021		(Principal Financial and Accounting Officer)

