Form 10-K
period 2021-12-31
Expensify, Inc.
filed 2022-03-31
CIK 1476840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to
Commission File Number 001-41043

EXPENSIFY, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-0239450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 SW 5th Ave Portland, Oregon Telephone: (971) 365-3939	97204
(Address of registrant’s principal executive offices)	(Zip code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	EXFY	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The registrant was not a public company as of June 30, 2021, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-

affiliates as of such date. The registrant’s Class A common stock began trading on the Nasdaq Global Select Market on November 10, 2021.
As of March 25, 2022, there were approximately 68,027,354 shares of the registrant's Class A common stock outstanding, 7,332,640 shares of the registrant's LT10 common stock outstanding, and 6,224,160 shares of the registrant's LT50 Common stock outstanding..
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of this Annual Report on Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2022. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

1

Special Note Regarding Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•the economic, political and social impact of, and uncertainty relating to, the COVID-19 pandemic;
•the war in Ukraine and escalating geopolitical tensions as a result of Russia's invasion of Ukraine;
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

•our protections against security breaches, technical difficulties, or interruptions to our platform; and
•our ability to maintain, protect and enhance our intellectual property.
We caution you that the foregoing list does not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations, estimates, forecasts and projections about future events and trends that we believe may affect our business, results of operations, financial condition and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements. Unless otherwise indicated or unless the context requires otherwise, all references in this document to “Expensify,” the “Company,” “we,” “us,” “our” or similar references are to Expensify, Inc. Capitalized terms used and not defined above are defined elsewhere within this Annual Report on Form 10-K.

Risk Factor Summary
Our business is subject to a number of risks and uncertainties of which you should be aware. These risks are more fully described in the section titled “Risk Factors”. These risks include, among others, the following:
•Our quarterly and annual results of operations have fluctuated in the past and may fluctuate significantly in the future and may not meet our expectations or those of investors or securities analysts.
•We experienced rapid growth in recent periods prior to the COVID-19 pandemic, and those growth rates may not be indicative of our future growth, and we may not be able to maintain profitability.
•The COVID 19 pandemic has materially adversely affected, and may continue to materially adversely affect, our business and our ability to grow. Whether or not a result of the COVID-19 pandemic, a sustained general economic downturn, an uneven recovery, or continued instability could materially and adversely affect our business, results of operations and financial condition and growth prospects.
•Our expense management feature drives the majority of our subscriptions, and any failure of this feature to satisfy customer demands or to achieve increased market acceptance could adversely affect our business, results of operations, financial condition and growth prospects.
•If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or preferences, our platform may become less competitive.
•If we are unable to attract new customers on a cost-effective basis, convert individuals and organizations using our free basic expense management feature and trial subscriptions into paying customers, retain existing customers and expand usage within organizations, our revenue growth will be harmed.
•We may fail to accurately predict the optimal pricing strategies necessary to attract new customers, retain existing customers and respond to changing market conditions.
•We may not successfully develop or introduce new features, enhancements, integrations, capabilities and versions of our existing features that achieve market acceptance, and our business could be harmed and our revenue could suffer as a result.
•We face significant competition, the market in which we operate is rapidly evolving, and if we do not compete effectively, our results of operations and financial condition could be harmed.
•The estimates of market opportunity and forecasts of market growth included in this prospectus may prove to be inaccurate. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
•We depend on our senior management team, as well as a single professional services firm for a significant portion of our finance function, and the loss of any key employees or our outsourced finance team could adversely affect our business.
•Our failure to protect our sites, networks and systems against security breaches, or otherwise to protect our confidential information or the confidential information of our members, customers, or other third parties, would damage our reputation and brand, and substantially harm our business and results of operations.
•Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to expand our base of customers may be impaired, and our business and results of operations will be harmed.

•Our culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the high employee engagement fostered by our culture, which could harm our business.
•We may be adversely affected by global economic and political instability, including the war in Ukraine and escalating geopolitical tensions as a result of Russia’s invasion of Ukraine.
•Sales to customers outside the United States and our international operations expose us to risks inherent in international sales and operations.
•We receive, process, store and use business and personal information, which subjects us to governmental regulation and other legal obligations related to data protection and security, and our actual or perceived failure to comply with such obligations could harm our business and expose us to liability.
•If we fail to manage our technical operations infrastructure, or experience service outages, interruptions, or delays in the deployment of our platform, our results of operations may be harmed.
•The multiple class structure of our common stock and the ownership of substantially all of our LT10 and LT50 common stock by holders through a trust agreement (the "Voting Trust") have the effect of concentrating voting control with the Voting Trust for the foreseeable future, which will limit your ability to influence corporate matters, including a change in control. We are controlled by the Voting Trust, whose interests may differ from those of our public stockholders. Our amended and restated certificate of incorporation also delegates significant authority to our Executive Committee.

Part I.
Item 1. Business
OVERVIEW
Expensify is a cloud-based expense management software platform that helps the smallest to the largest businesses simplify the way they manage money. Every day, people from all walks of life in organizations around the world use Expensify to scan and reimburse receipts from flights, hotels, coffee shops, office supplies and ride shares. Since our founding in 2008, we have added over 11 million members to our community, and processed and automated over 1.2 billion expense transactions on our platform, freeing people to spend less time managing expenses and more time doing the things they love. For the quarter ended December 31, 2021, an average of 711,000 paid members across 53,000 companies and over 200 countries and territories used Expensify to make money easy.
Small and medium businesses (“SMBs”) are the cornerstone of the global economy, making up almost all businesses and the majority of employment in OECD countries. Despite their significance, the vast majority of SMBs still rely on manual, inefficient processes to manage the critical back office functions that power their businesses every day. Expense management, which refers to the collection, processing, auditing and reimbursement of employee expenses, is one of the last great holdouts of paper-based back office processes, with employees stuffing actual physical receipts into an envelope and handing it to their accountant. As SMBs seek to modernize back office functions like expense management to better compete in today’s digital economy, we believe they will look for comprehensive technologies that are easy to discover, implement, purchase, manage and use. At the same time, individual employees are becoming a powerful source of change as they increasingly expect to bring their own choice of technology into the workplace.
Since the beginning of Expensify, our North Star has been improving the experience of the actual end users of expense management software: everyday employees. We designed Expensify to be easy to set up, integrate, configure and use from any device, which has enabled us to serve employees of all types and organizations of all sizes, industries and geographies. Our first breakthrough was revolutionizing receipt tracking with our patented scanning technology, SmartScan, which allows anyone to simply take a photo of any receipt – no matter the currency or quality of handwriting – for fast, automatic and accurate transcription of a receipt with just one tap. After removing the need for people to keep a pocket full of crumbled receipts and spend hours manually tracking expenses, we moved on to automating the entire expense journey, from the initial receipt scan all the way through to categorization, expense approval, reconciliation and next-day reimbursement. Since then, we have expanded our platform to include features that help businesses manage corporate credit cards, generate and send invoices, pay bills and book travel, all from our single, easy-to-use mobile application. We intend to continue adding complementary features to retain and add value to existing customers and attract new members.
Our intense focus on improving the everyday experience of regular employees with an easy-to-use but powerful platform has enabled a viral, “bottom-up” business model that is capital efficient and extremely scalable. By allowing people to spend less time managing receipts and more time pursuing their real goals, our members have adopted, championed and spread Expensify to their colleagues, managers and friends. We believe our happy members are the best form of marketing, and our self-service, bottom-up approach takes advantage of strong, organic word-of-mouth adoption.
Behind our platform is a company with passionate people and a unique culture that guides everything we do. Our company operates with a flat, generalist organizational structure united by a robust set of common values that foster the long-term happiness and retention of our employees. The efficiency of our business model allows us to prioritize attracting, retaining and inspiring talented, ambitious and humble people committed to a long-term vision. We are a team that likes to solve real problems, and though expense reports are problematic for most people, there are other pressing problems facing our world that we want to also help solve.
OUR INDUSTRY
Given their size, SMBs typically have one person overseeing the discovery and implementation of new systems, a responsibility that is often in addition to their core job function. As a result, SMBs have specific requirements when adopting new technologies:
•Easy to discover. With job responsibilities spanning multiple functions, SMBs do not have the bandwidth and expertise to discover, meet with and evaluate several technology vendors. As such, SMBs increasingly rely on online channels for finding new technologies and heavily consider recommendations from experts, friends and colleagues.
•Easy to implement. IT departments within SMBs are often one person or the business owner themselves, and are incapable of taking time away from their business to support cumbersome implementation, maintenance and training requirements. As a result, SMBs prefer solutions that are easy to implement, onboard and integrate and that require little ongoing maintenance.
•Easy to purchase. With no procurement department and limited resources, the individuals making the purchasing decision at SMBs often prefer vendors with transparent, self-service monthly subscription plans that can be paid by credit card.
•Easy to manage. Unlike large enterprises, which often require multiple, customized point solutions for specialized business processes, SMBs prefer a single, comprehensive platform from one provider that can solve multiple pain points.
•Easy to use. Many SMBs prioritize ease of use and convenience over cost and seek solutions with elegant, intuitive user experiences that require no training or expertise to operate.
In short, SMBs look for “easy money” management.
OUR APPROACH
Since our founding, we have taken a unique approach to expense management built on key, complementary elements:
•Platform strategy hyper-focused on the employee. We designed Expensify to be easily configured and used by every single employee within an organization, not just decision makers or managers. Expensify is a highly integrated mobile platform with many features designed to make our members’ lives easier, simple enough for freelancers and small businesses, and powerful enough for large enterprises with tens of thousands of employees. Our product development is compounding and driven by member feedback, with every new feature making every past feature a little bit better, as well as methodically laying a strategic foundation for features yet to come.
•Viral, bottom-up business model driven by the employee. Our employee-focused platform strategy enables a viral, “bottom-up” adoption cycle that starts with an individual employee. After signing up for free on the website or downloading our free app to submit expenses and realizing the benefits of using Expensify, our enthusiastic members champion our platform internally, spreading it via word-of-mouth to other employees and convincing decision makers to adopt Expensify company-wide. This enables us to focus our time and resources on making our features better for our members, and avoid the reliance on a costly, traditional top-down sales and marketing approach to attract and retain customers.
•Word-of-mouth adoption supported by a market consensus approach. We believe that our happy members are the best form of marketing. We strive to build a superior platform that makes the lives of employees and admins easier so that they become our champions and promote us to other individuals and organizations. We deploy large scale brand advertising to build on this platform superiority and help create market consensus that Expensify is the category leader for expense management software. We believe this enables us to focus on creating great features for our members rather than rely on the expensive and ineffective activities of traditional sales and marketing to drive customer acquisition.
•Unique company culture and long-term vision. Our platform strategy and business model are complemented by our unique company culture and intense focus on the long-term happiness of our employees. Our organization is flat, generalist, transparent and inclusive, and we value ideas from every corner of our company, no matter who or where it comes from. We believe our special culture and the long-term commitment from our employees are key drivers to our success.
We believe that these elements of our approach are hard to replicate, self-reinforcing and work together to drive a powerful competitive advantage.
Our Platform Strategy
Expensify is a leading cloud-based expense management platform that allows any business to simplify how it manages expenses. We built our platform to be intuitive and easy to deploy, with powerful features that increase our network effect inside and between companies. This helps us reach more potential members and expand our value by solving more pain points for our customers. While our core features enable businesses to easily manage expenses, our platform includes features for managing corporate cards, paying bills, generating invoices, collecting payments and booking travel. Our platform strategy centers around the following key concepts:
•Built for everyone. We designed our platform to be used by everyone in an organization, from employees to managers to the finance department. We offer an intuitive, elegant user interface that everyday employees can easily understand and operate from any device. We deliver guided workflows for administrators to accurately and quickly approve expenses in accordance with their unique company policies. Our platform is simple enough for SMBs, but powerful features can be enabled for use across enterprises with tens of thousands of employees. We believe that the more intuitive and simple Expensify is, the more employees and administrators will want to use it.
•Easy to set up. We designed our platform to be easily implemented and configured without the need to speak with a sales person. Any employee can download our free application from mobile app stores or sign up on the website, create an account and start submitting expenses within minutes. When an expense report is submitted, the manager who receives it also automatically becomes a member. Concierge, our AI-powered customer support engine, helps new members set up an account, connect teammates, assign company policies and immediately sync Expensify with existing accounting, HR and travel systems. We believe that by making our platform easily accessible, simple to set up and easily configurable attracts more members to download and try Expensify.
•Designed to improve experiences for all members. We designed our platform to leverage leading technology, such as our patented SmartScan and our proprietary AI-powered customer support engine, Concierge, to automate and reduce errors from the cumbersome, manual tasks associated with managing expenses. By doing so, we give employees, contractors and administrators in businesses of all shapes and sizes more time to spend on things they care about, leading to improved costs, enhanced productivity and higher job satisfaction. We believe that always having the pain points of our members at the center of every technology decision and feature we develop enables us to consistently deliver an improved experience for every employee in an organization.
•One platform, many features. Expensify is one platform, with one price that unlocks access to every feature on the platform, from expense management to bill payment. Our features are just different configurations of the same underlying tool, and are not different products in some kind of combined suite. We develop our features in a compounding manner, which means that everything we build improves everything we've already built, and lays a foundation for what we will build next.

This enables increasingly rapid deployment of new features that solve other problems for our members and allows us to extend the network effect of our platform.
•Highly integrated. We designed our platform to easily integrate with other business and consumer applications. We offer over 40 pre-built integrations, allowing Expensify to seamlessly connect with HR, payroll and accounting systems, travel management software, business and employee bank accounts and credit cards. These integrations enable our members to synchronize data in real-time across their technology ecosystem and automate expense management with the applications and tools they use every day.
We believe that elements of our platform strategy are a critical driver of the viral, widespread adoption of Expensify across and between any type of organization.
Our Business Model
Our platform strategy enables a viral “bottom-up” business model that is capital efficient and extremely scalable. Anyone can easily download our mobile application or go to our website to sign up for free on their own, and later upgrade to a paid subscription for advanced features. The adoption of Expensify within an organization often starts with the individual employee, who downloads our mobile application or signs up on our website for free and uses it to easily submit expenses to their manager with a few taps. After the employee realizes the benefits of our platform, they become a champion of Expensify and often spread it internally to other employees. With multiple employees using Expensify and valuable features simplifying the manager’s job, the decision maker purchases a subscription to Expensify and becomes a paying customer with a few members. Our usage within an organization expands further as the company adds members and adopts new features such as the Expensify Card or Bill Pay.
We offer simple, transparent and flexible subscription plans for both individuals and businesses that are completely self-service and payable by credit card. Rather than the traditional software sales model of complex pricing, user thresholds and inconsistent fees, we designed our pricing plans to facilitate the easy adoption of our platform by the smallest mom-and-pop stores to the largest and most complex organizations. Purchasers can select a transparent plan with features that best suit their specific needs, all without interacting with a sales representative or paying hidden costs for implementation, maintenance, or support.
Our individual subscriptions include our Track and Submit plans, which include an optional paid monthly upgrade for anyone wishing to SmartScan more than 25 receipts in a given month:
•Free Plans (Optional upgrade for unlimited SmartScan)
◦Track. Our free Track plan comes with our SmartScan receipt scanning functionality and is used primarily by individuals and sole proprietors to streamline their receipt and mileage tracking.
◦Submit. Our free Submit plan includes the same functionality in Track, and also adds the ability to automatically submit expense reports to anyone for reimbursement.
Our business subscriptions can be used by teams, organizations, and companies for free or upgraded to one of our paid plans, which include our Collect and Control plans, following a free trial. We bill customers on Collect and Control plans at the start of each month based on the number of policy members who were active in the previous month. Each customer has either a "pay per use" plan in which they are billed a flat rate or each active member, or an "annual" plan where they commit to a minimum number of monthly seats in exchange for a discount. Collect and Control customers can access additional discounts if they spend on the Expensify Card:
•Free Plans
◦Free. Our Free plan enables our members to roll out a corporate card program with the Expensify Card, reimburse cash expenses for employees, send invoices to clients and set up bill payment for their team.
•Paid Plans
◦Collect. Our Collect plan enables our members to integrate with popular small business accounting systems, configure simple expense report approval workflows, as well as pay employees, contractors and volunteers via Direct Deposit ACH.
◦Control. Our Control plan, which is by far our most popular plan, includes everything in Collect and adds the ability to configure rules-based approval workflows and integrate with financial, travel, HR, as well as other internal systems commonly used by mid-market and enterprise companies.
We also leverage partnerships with accounting and bookkeeping firms, who provide validation of our platform and refer customers to us. We partner with strategic accounting software partners such as Intuit, NetSuite, Xero and Intacct to integrate our software in their clients’ back offices, and recognize us as a top expense tool when their clients are browsing and selecting integrated solutions. Additionally, our ExpensifyApproved! Partner Program trains and supports accountants to use our platform and encourages their customers to use Expensify. We work hard to maintain top expense partner status with all partners to support our market consensus strategy. The strength of our alliances is highlighted by frequent distinction by our partners, including being named NetSuite’s Innovation Partner of the Year, Xero’s App Partner of the Year and one of the most reviewed “Popular Apps” on the Intuit Quickbooks platform.
Our Growth Strategies
We intend to drive the growth of our business by executing on the following strategies:
•Build new features that create additional value for existing members. Our word-of-mouth model works well because people genuinely enjoy using Expensify. We intend to continue to invest in building features that increase the value our software delivers to our existing members. Our flat, generalist and democratic structure cultivates a diversity of ideas from every single one of our employees, which enables an efficient, scalable and rigorous product development process. By efficiently investing in new features that prioritize the needs of our members, we can continue to retain existing members and attract new members via word-of-mouth;
•Build new features that attract new members beyond employees who submit expenses. We have and will continue to invest in developing features complementary and adjacent to expense management. At most companies, not every employee generates expenses that would be submitted via an expense report. As we add additional features that can be used by all employees rather than just those that submit expense reports, we have the potential to monetize the segment of our customers’ employees that are not submitting expense reports on a monthly basis, and increase revenue without adding more customers or raising prices. These features will enable easy financial collaboration within communities and between friends and family;
•Build viral loops into our member experience that increase adoption by new customers. We design our expense management platform and every new feature with the aim of frictionless adoption. Individual employees download the Expensify mobile app or sign up on our website, for free, and use it to submit their expenses to their bosses – turning every expense report into a highly targeted marketing message, straight to a decision maker. Outside of expense management, we have expanded our platform and built invoicing and bill payment features with the goal of replicating the frictionless adoption of our expense management feature. By sending an invoice using Expensify, accounts receivable departments naturally promote Expensify to their clients. A company that adopts Expensify bill payment tacitly promotes Expensify to all of their vendors: any one vendor that sends a manual invoice receives an email notifying them that their invoice was converted into an Expensify invoice, and they should sign in to collect payment online. We will continue to focus on the maintaining and extending the virality of our features to support our viral, bottom-up business model;
•Expand and monetize transaction volume from existing and new customers. We fully launched the Expensify Card in 2020 and, despite pullback in corporate expenses with the COVID-19 pandemic, customers began adopting the card. We expect its adoption to continue to grow, especially as business travel is expected to return from the challenges caused by the COVID-19 pandemic. Going forward, we intend to increase the promotion of the Expensify Card to both new and existing customers to drive growth in adoption;
•Promote Expensify’s culture and values. We believe that consumers are more likely to both use and recommend products from brands they admire. By consistently acting on and vocally promoting our values, we have the ability to both drive positive change and create brand awareness that can add to the virality of our platform. Our culture and values, including our adherence to Environmental, Social, and Governance (ESG) principles, will be shared in our company code of ethics and conduct and in future sustainability reporting;
•Continue to strengthen our market consensus. We have worked hard to establish and maintain Expensify as the dominant expense management platform for SMBs. We leverage a variety of targeted marketing strategies that involve industry conferences, industry influencers, partner marketing, our own conference and more to achieve market consensus that Expensify is the premier, industry standard expense management platform. This is essential to our viral and word-of-mouth business model. We plan to reinforce the market consensus surrounding our platform, as well as expand on these strategies across new feature verticals and markets;
•Create physical spaces to attract new members and promote our brand. Before the COVID-19 pandemic we began transition our office spaces into co-working spaces, which we call lounges. These spaces are uniquely designed to be extensions of our culture and brand, and we intend to open these spaces to certain members in addition to Expensify employees. These spaces are designed to showcase how we work and have built our company, which we hope will encourage current members to adopt our culture for their companies and invite their friends to join, adding new members;
•Expand integrations and strengthen partnerships. Expense management touches many functions across a company. To provide a seamless experience for our customers, we integrate with the accounting, ERP and travel software used by SMBs and their employees every day. We also have frictionless integrations with many of the technology providers that generate the most receipts for our members, such as Uber and Lyft. Through our ExpensifyApproved! Partner Program, we train and support accountants who then encourage their customers to use Expensify. We intend to continue to invest in both integrations and partnerships as they are critical to delivering best-in-class user experiences and ensuring that Expensify is deeply embedded within our customer base; and
•Expand internationally. We see significant opportunity to acquire new customers internationally. Because word-of-mouth drives significant adoption, we have experienced member growth outside of our core geographies without investment in marketing or regional sales forces. We have the opportunity to accelerate international growth by investing in marketing, developing a localized platform experience and expanding international partnership and integrations.

We believe that the combination of the strength of our platform, our scalable business model and our special company culture has us well-positioned to achieve these growth strategies.
Our Platform
Expensify makes money easy for SMBs by enabling them to collaborate and complete financial tasks more efficiently. Our AI-driven, mobile-first, cloud-based platform offers a best-in-class experience for companies looking to modernize their financial processes away from paper and excel spreadsheets for the first time.
We define preaccounting as the systemized set of processes through which employees, or non-accountants, gather, code, aggregate and normalize financial data. While other financial processes have seen vast efficiency improvements with the widespread adoption of cloud-based ecosystems, company-focused preaccounting tasks such as expense management have largely remained unchanged, and therefore are still overwhelmingly inefficient, unscalable and time-consuming. Our comprehensive financial platform offers a wide range of easy-to-use but powerful features that automate the preaccounting processes for businesses of all sizes – including managing expenses, capturing and managing spend via the Expensify Card and more recently, paying bills and sending invoices, all included in the Expensify platform.
Expense Management
Expenses are among the most complicated preaccounting workflow, no matter the size of a company. Expenses touch every employee, span every layer of the organization and require interaction with a host of internal and external business systems. While the expense management process is incredibly complex, it largely occurs in three distinct, sequential phases: Capture > Approve > Pay.
CAPTURE
Most of today’s financial data still exists on paper. Expensify streamlines the capture and normalization of disparate financial data in the following ways:
•SmartScan. Snap a photo of your receipt, forward receipts from email, or upload attachments directly in the application. SmartScan optimizes for high-accuracy data extraction to support our “fire and forget” receipt capture.
•Credit card matching. Receipts and emails are automatically matched to incoming credit card transactions in real-time, preventing duplicates and reducing the need to manually reconcile credit card statements at month end.
•Mobile expense capture. With mobile apps for Android and iOS, it’s possible to capture receipts, mileage expenses and per diems while in the office or anywhere else in the world – online or offline. In addition, members can automatically import receipts from their favorite travel tools, including Uber, Lyft, Grab, Hotel Tonight, among others.
APPROVE
Once financial transactions are captured, we deliver AI-driven insights into the nature of company spend, as well as adherence to company-specific rules and guidelines. Expensify’s robust approval functionality can be scaled up and down in the following ways:
•Multi-level approval workflows. Customizable approval workflows help companies of all sizes tailor their approval hierarchies, route specific expenses to budget or project owners and approve expenses through an intuitive “Guided Review” that highlights specific items requiring review.

•Intelligent auditing. Process data automatically or configure which types of transactions require review. Expensify detects receipt duplicates by default and automatically verifies that any manually-entered expenses match attached receipts.
•Powerful integrations. Connect directly with leading cloud accounting and finance platforms such as QuickBooks, Xero, Oracle NetSuite, Sage Intacct and FinancialForce, among others. A continuous real-time sync means that information is dynamically updated across all connected platforms. Expensify connects directly with the top banks in the U.S., as well as leading human resource, practice management, tax reclamation, recruiting and travel management systems. A self-service API is available to anyone who wants to integrate Expensify into their technology ecosystem on their own without additional cost.
•Comprehensive visibility. Whether companies require visibility into transaction approvals, help with corporate credit card reconciliation and remittance, or insights into travel spend, financial data is visible throughout the platform.
PAY
After capturing and approving relevant company spend, businesses require an easy and fast method for disbursing funds to employees and vendors. Expensify’s payments platform streamlines how modern payments are made and reconciled in the following ways:
•Next day ACH direct deposit. For companies that enable automatic processing and reimbursement, employees receive expense reimbursements in their bank account the following business day.
•Centralized travel procurement. Manage and centrally pay for travel bookings made with any Expensify Card, all while ensuring compliance with company travel policies.
•Corporate card remittance. Streamline the process of managing and remitting corporate card payments.
Expensify Card
The Expensify Card is a natural extension of our expense management platform, and is powered by the Visa network. Companies can use the Expensify Card in conjunction with existing expense policies at no additional cost, or independently as a separate corporate card program through our platform.
The Expensify Card leverages our wealth of experience acquired by working directly with finance administrators. The feature is designed to fix the common pain points seen with traditional corporate cards, namely the lack of real-time receipt capture and transaction visibility, enhanced access to credit for small businesses and streamlined setup of corporate card programs.
Key capabilities of the Expensify Card include:
•Streamlined card application/setup. Companies receive an automated approval decision in seconds, and card provisioning for an entire organization is possible in a few minutes. Every member receives a virtual card for immediate use.
•Continuous automatic reconciliation. Card transactions are synchronized in real-time between Expensify and a company’s accounting systems. This removes the need for an arduous once-a-month statement reconciliation.
•Real-time compliance. Cardholders receive an immediate push notification when their card is charged, which helps protect against fraud. In addition, eReceipts mean that no receipt capture is required for nearly all purchases, though companies can stipulate their own receipt policy where preferred.

•Spend control with Smart Limits. Companies control the maximum exposure they will accept for each employee by stipulating their individual unapproved spend, which is another cash control feature. If a cardholder fails to submit their expenses in a timely fashion, card activity is suspended until historical card spend is approved.
•Cash back. Companies receive up to 4% cash back in their first 3 months, and up to 2% with no limits for all spend on their Expensify Cards afterwards. Companies receive 1% cash back when they spend over $25,000 summed across all of their Expensify Cards, or 2% cash back when they spend over $250,000 summed across all of their Expensify Cards.
•Karma Points. Every time a cardholder makes a purchase, Expensify donates 10% of our interchange amount to Expensify.org for use in one of its five funds – Hunger, Climate, Homes, Youth, Reentry.
•Daily settlement. Ensure that employees never overspend what a company is able to pay. Daily settlement also helps smooth cash flows throughout the month, as opposed to one large, uncertain lump sum at month’s end.
•Integrated travel booking. Offered at no additional cost for all cardholders, administrators can set flight class, hotel ratings and other travel preferences to ensure that bookings comply with company policy. Reporting tools give admins full visibility into trip costs, and currently every booking comes with emergency transportation services in partnership with Global Rescue at no additional cost, as well as health and security assessments applicable for their destination.
We believe we have growth in many areas in regards to the Expensify card. Our goal is to to continue increasing the amount of companies that have adopted the Expensify card and the number of members that have a card provisioned per company both of which would increase the amount of total spend converted to the Expensify card.
Invoicing & Bill Pay
Key capabilities of our invoicing and bill payment features include:
•Payments made easy. With multiple payment options, including credit/debit card, ACH, check, Venmo and PayPal, customers across the globe have access to quick, easy and frictionless payment options.
•Eliminate manual entry. Bills sent to a company’s @expensify.cash address are automatically SmartScanned, which captures key details for easy review and processing.
•Real-time communication. Customers can leave comments or ask questions on the invoice and both parties can chat in real time directly in Expensify, or receive an email instantly.
•Extensive integrations. Companies can save time by exporting invoices and bills to QuickBooks, Xero, Sage Intacct, Oracle NetSuite and more. Invoices are automatically linked to the corresponding customer and exported as a receivable in the accounting system. Bills are automatically linked to the corresponding vendor and exported as a payable.
Expensify.org
We started Expensify.org to “create a just and generous world” with the belief that doing good is good for business. We aim to integrate the Expensify.org mission into everything we do. If nothing else, it's good for employee retention and morale, by framing our work in a more powerful context than it might otherwise seem. Everyone here knows that we cannot succeed as a business without also giving back and making the world a better place than we found it.

Though Expensify.org launched in January 2020 and is now a 501(c)(3) non-profit, the concept was set into motion before Expensify was founded when David Barrett, Expensify's founder and CEO, had an idea of how to help feed unhoused neighbors he passed every day walking through San Francisco. He developed a platform to load gift cards on-demand from his personal credit card to offer funds immediately for individuals in his neighborhood to purchase food. While this idea didn’t take off, David held onto the concept for more than a decade until it became a reality with the launch of Expensify.org and its corporate-card-fueled donations called Karma Points.
Through Expensify.org, we seek to empower individuals and communities to eliminate injustice around the world by making giving and volunteering more convenient, accountable, meaningful and collaborative. The foundation of Expensify.org was built on applying our expertise in expense management to increase the transparency of how funds are used, the convenience of how donations are gathered and — most importantly — the emotional connection between donors, volunteers and recipients. Donations route to one of our five funds related to tackling the biggest social injustices of our time: Housing Equity, Youth Advocacy, Food Security, Reentry Services and Climate Justice.
Our Compliance and Data Security
We are PCI-DSS, SOC1 Type II, and SOC2 Type II compliant, with external parties performing "grey box" testing to simulate nation-state level hacking capability. We are integrated with every major bank in the United States and our system and processes have been stress tested by each of them. We process billions of dollars in expense reimbursements every year and are audited annually by our processing bank. We take privacy and data security seriously and are in compliance with domestic and international data privacy regulations, which sometimes change faster than the wind.
Our Data
As of December 31, 2021, we have processed over 1.2 billion expense transactions for our customers. These expenses span across employees from all functions and layers in organizations of all sizes, industries and geographies. To process these expenses, our platform runs on our proprietary distributed and fully replicated technology architecture that is built to process many multiples of our current transaction volume. We also designed our platform to be deeply integrated and connected with a broad suite of back office systems, consumer applications and banking technology infrastructures that our customers use every day. The combination of the scale and diversity of the expenses we process, the breadth and depth of our integrations and the scalability of our infrastructure has enabled us to build a massive data asset that continually enhances the value of our platform.
We derive powerful insights from our data such as the unique buying behavior of our members, the spending trends of the businesses they work for and changes in the technologies businesses use for multiple back-office workflows. These insights provide continuous and real-time input into our product development and enable us to develop features that reflect the behavior and preferences of our members and the organizations they work for. Our data asset also benefits from significant network effects, with every new member and transaction adding incremental value to our platform. Every receipt we process through our OCR technology makes our SmartScan technology more accurate, every transaction we process and backtest enhances our fraud protection capabilities and every customer inquiry we resolve allows Concierge to answer future questions faster. We believe that our data asset will continue to expand the value of our platform and drive future growth.
Our Culture, Employees and Human Capital
At Expensify, our culture is deeply embedded in everything we do. We strive to create a diverse, inclusive and collaborative workplace that prioritizes and fosters the long-term happiness of our employees. We operate with a flat, generalist organizational structure, where everybody is encouraged to participate in every discussion and contribute to every decision they choose to. Our culture is centered on the belief that a life well lived is one that enables you to achieve the following three goals, which we all work towards with a long-term mindset:
•Live Rich. This means we want to have ample means, and the time to enjoy it. We want to participate in a diverse, equitable, inclusive and fundamentally just society — both inside and outside our own walls. We want to have a “comfortable baseline,” where on a dull, ordinary day we wake up refreshed and excited to take on the day’s challenges, and go to bed each night fully satisfied in life well lived and a job well done.
•Have Fun. Sometimes, we want to do stuff that is awesome just for the sake of awesomeness. Not too often, but often enough to remind ourselves that we are living life to its fullest, and enabling others to do the same. For example, every year, we bring the whole company, plus families and kids, to a warm and sunny international location for a month-long "working vacation" to enable our employees to collaborate in person from a remote beach, build friendships with their colleagues, broaden their perspective and have a great time. These “Offshore” trips are productivity powerhouses that have resulted in some of our most impressive platform developments to date. Most recently, our team built the technology behind the Expensify Card as we hopped from cafe to cafe together in Hanoi, Vietnam.
•Save The World. We like the phrasing of this goal precisely because it is bombastic. We want to play an active role in unwinding the systemic bias that has prevented so many from living rich. We believe that even a small team with limited resources, given enough time and focus, can move the world. This is why we started Expensify.org, to “create a just and generous world”, and we are all wholly committed to its mission.
We believe that there are three common qualities critical to achieving these three goals and the success of our company:
•Talent. Each of us can learn without being taught, and can teach whatever we’ve learned.
•Ambition. Each of us has a genuine desire to accomplish something meaningful to us individually, to create more than we consume in this world.
•Humility. Each of us genuinely values the opinions and perspectives of others, and seeks above all to find the right solution to any given problem, no matter who came up with it.
Finally, our long-term commitment to our three life goals is guided by two simple rules:
•Get Shit Done. We have little-to-no internal hierarchy; nobody reports to anyone else. Everyone is responsible for their own time and empowered to spend it in the way they feel will best advance their own goals, and the goals of the company.
•Don’t Ruin It for Everyone Else. Whenever there is some complicated scenario with an unclear resolution, we always brainstorm the fairest possible solution -- and then put in the hard work to make that ideal solution our actual solution. Fairness rarely comes easy, and is typically far, far from the norm.
We believe that our unique culture and our employees’ happiness and long-term commitment to Expensify is a critical component of our success. As of December 31, 2021 we had 144 full-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements. We also engage third-party vendors to supply on-demand workers as needed to support our operations. We have not experienced any work stoppages, and we believe that our employee relations are strong. We remain relentlessly committed to reevaluating ourselves and continuing to foster a workplace environment that prioritizes the well-being of each and every Expensify employee.
We consider our culture and employees to be vital to our success. We strive to create a diverse, inclusive and collaborative workplace that prioritizes and fosters the long-term happiness of our employees. Our company operates with a flat, generalist organizational structure, united by a robust set of common values focused on fostering the long-term happiness of our employees. Expensify’s culture is centered on the belief that a life well lived is one that enables you to achieve our three life goals: live rich, have fun and save the world.
We provide our employees with competitive compensation, comprehensive healthcare options and equity ownership across our organization. We encourage a balanced lifestyle by offering our employees the flexibility to work remotely and set their own schedules.
RESEARCH AND DEVELOPMENT
We have a product-led growth strategy, so our ability to scale our platform depends on our ability to innovate and continue to deliver quality and valuable features for members. As such, we prioritize our research and development above all other investments. Our Customer Success team works closely with our customers to identify our members’ greatest needs and act as our primary Product Managers to develop features that reflect their feedback. We build our software with the end user at the center of every decision, investing substantial time, energy and resources to ensure we have a deep understanding of our members’ needs.
CUSTOMER SUCCESS
Concierge is our customer support engine. Concierge is designed for speed and accuracy and optimized for cost. Concierge is powered by AI and trained by customer support agents, with different levels of skill and training, spread out across the world.
First Responders provide simple support that requires minimal training, with the primary requirement being English proficiency. Second Responders receive more in depth training and answer more complex questions, as well as those that require a deeper understanding of the platform. The costs of maintaining a team of First and Second Responders scales according to support volume, but thanks to Concierge, benefits from extraordinary economies of scale as well as consistency in speed and quality. First and Second Responders are employed and managed by vendors, which helps us efficiently scale up and down based on support volumes.
Success Coaches are full-time employees who manage the bulk of our product management. Approximately 75% of Success Coach time is spent on traditional product management activity (i.e., writing product proposals, engaging with the product development team, testing new functionality, updating documentation). The remaining approximately 25% is spent doing "supervised training" of the Concierge AI in response to edge case conversations escalated from Second Responders. We believe that by keeping our product managers involved with the customers we design and develop features that customers like to use - supporting our product-led growth.
MARKETING
Our members are our best marketers. They have adopted, championed and spread Expensify to their colleagues, managers and friends. We have empowered employees to simplify and streamline expense management and in the process we have created champions of our solutions who naturally demonstrate the value of Expensify to decision makers at their broader organizations.
We make our platform available for free trial online, which facilitates rapid and widespread adoption. The superiority of our solution and its user-friendly nature creates advocates of our platform and allows Expensify to spread virally, through word-of-mouth, across teams, departments and organizations. This word-of-mouth marketing increases organically as more individual members and teams discover our platform.
Our marketing efforts are designed to support the bottom-up viral nature of our platform by establishing our brand as the premiere option in preaccounting software. We invest in brand and platform promotion through partners, conference participation, thought leadership, direct marketing and advertising and content development to educate the market about the benefits of our platform and create market consensus.
Creating market consensus requires a major investment to establish and requires ongoing commitment to our product to maintain. So long as the market agrees we are the best, it is relatively inexpensive to maintain that perception. This creates an asymmetric advantage against anybody who would seek to challenge our brand. This market consensus strategy ensures we get the lion's share of the best new customers in the market by default, without needing to pay a high marginal cost to acquire each new customer.
SALES
Our viral and word-of-mouth lead generation enables us to employ a self-service and inbound sales model. Potential customers are generally first introduced to Expensify when an employee submits an expense report using Expensify, when they hear of us through their networks, or indirectly through accountants and accounting platforms. Customers then seek out our mobile app and website to try, adopt and use our platform.
Our sales model focuses on enabling customer self-service and low-friction entry points enhanced with AI powered customer service. Our customers can access free and fully functional trials. When a member has completed their platform evaluation, purchasing is coordinated online through an automated, easy-to-use web or mobile based process. Any customer can get on the phone with our team during or after the sales process, but due to the segment of the market we serve, the overwhelming majority prefer to complete the sales and onboarding process online.
Our Competition
Our primary competition remains the antiquated manual processes that SMBs have been relied upon for decades. Other competitors include traditional horizontal platform solutions with basic expense management features, corporate card providers, and niche expense management point solutions. Because of the strength, flexibility and interoperability of our offering, many of our customers use Expensify in tandem with some of our competitors’ products. We differentiate ourselves from our competition by remaining hyper-focused on our members, continuing to innovate features that add value to our members and maintaining market consensus to facilitate word-of-mouth marketing and support our viral, bottom-up go-to-market motion.
We believe the principal competitive factors that drive leadership in the markets we compete in include the following:
•End user design focus;
•Ease of access, adoption, deployment and use;
•Platform functionality and ability to automate processes;
•Mobile access across devices;
•Ability to purchase without a sales representative;
•Viral, bottom-up business model supported by word-of-mouth adoption;
•High interoperability with internal and third party systems and consumer applications;
•Flexible, employee-centric legal terms regarding data ownership;
•Data security and privacy;
•Speed and scalability of architecture underlying the platform;

•Brand reputation and market consensus around platform superiority; and
•Customer service and support.
We believe we compete favorably with our competitors on the basis of the factors described above. We believe our unique approach, business model, and company culture drive significant competitive differentiation. We intend to continue our intense design focus on the employee experience, support our viral bottom-up business model to drive profitable growth, and nurture our one-of-a-kind company structure and culture to maintain this competitive advantage.
Intellectual Property
Our intellectual property is an important aspect of our business and helps us maintain our competitive position. To establish and protect our rights in our proprietary intellectual property, we rely upon a combination of patent, copyright, trade secret and trademark laws, and contractual restrictions such as confidentiality agreements, licenses and intellectual property assignment agreements.
As of December 31, 2021, we had 7 trademark registrations in the United States, including EXPENSIFY, SMARTSCAN and CONCIERGE and various other marks had been published, such as EASY MONEY, EXPENSIFY IS EASY MONEY, LAT* TALKS, LONG ASS TABLE TALKS, KARMA POINTS, CORPORATE KARMA, PERSONAL KARMA, EXPENSIFY THIS, EXPENSIFYTHIS and YOU WEREN’T BORN TO DO EXPENSES. We also had approximately 24 trademark registrations and approximately 67 applications in certain foreign jurisdictions. We will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective. We also own several domain names, including www.expensify.com, use.expensify.com, www.expensify.org and new.expensify.com.
As of December 31, 2021, we had 17 issued patents and 9 pending patent applications in the United States. Our issued patents expire between August 18, 2028 and September 4, 2032. We have 1 pending PCT international patent application. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We control access to our intellectual property and confidential information through internal and external controls. We maintain a policy requiring our employees, contractors, consultants and other third parties involved in the development of intellectual property on our behalf to enter into confidentiality and proprietary rights agreements to control access to our proprietary information. Intellectual property laws and our procedures and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated.
For additional information about our intellectual property and associated risks, see the section titled “Risk Factors—Risks Related to Our Business.”
Government Regulation
Our business activities are subject to various federal, state, local and foreign laws, rules and regulations. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer and data protection and taxes, could have a material impact on our business in subsequent periods. For more information on the potential impacts of government regulations affecting our business, see “Risk Factors—Risks Related to Our Business.”
Corporate Information

We were incorporated on April 29, 2009 as Expensify, Inc. a Delaware corporation. Our principal executive offices are located at 401 SW 5th Street, Portland, Oregon 97204.
Available Information
Our website address is www.expensify.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K. The U.S. Securities and Exchange Commission (“SEC”) maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are also available free of charge on our investor relations website, investors.expensify.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
We webcast our earnings calls on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, as part of our investor relations website. The contents of these websites are not intended to be incorporated by reference into this report or in any other report or document we file.

Item 1A. Risk Factors
Our business involves a high degree of risk. You should carefully consider the risks described below, as well as the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, as well as our other filings with the SEC. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations and growth prospects.
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
•our ability to grow or maintain our gross logo retention rate and net seat retention rate (each as described under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance—Retaining Existing Customers"), expand usage within organizations, retain and increase sales to existing customers and attract new members and customers;
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
We experienced rapid growth in recent periods prior to the COVID-19 pandemic. Our business has been impacted by the COVID-19 pandemic, with declines in revenue and paid members due to government-

imposed lock-downs, a decrease in business travel and other expense-generating activity, and SMBs downsizing or going out of business, among other things. While we have seen an increase in paid members and improvements in revenue since the low point of the pandemic, our growth rate may not return to pre-pandemic levels. Even if our revenue and paid members continue to increase in the near term, we expect that our growth rate will decline as a result of a variety of factors, including the maturation of our business. Further, as we operate in a new and rapidly changing category of preaccounting software, widespread acceptance and use of our platform and features, particularly our expense management feature, is critical to our future growth and success. We believe our growth depends on a number of factors, including, but not limited to, our ability to:
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
•the impact of the COVID-19 pandemic and the pace and rate of recovery on our business;
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
The COVID-19 pandemic and the measures attempting to contain and control its spread significantly curtailed the movement of people, goods and services worldwide. The effects of the COVID-19 pandemic, including stay at home, business closure and other restrictive orders, and the resulting changes in business and consumer expenditures and other behaviors, disrupted our business and impacted our employees, partners, third-party service providers and customers.
In particular, conditions caused by the COVID-19 pandemic such as economic instability, remote work and travel restrictions have negatively affected demand for our platform as employees incurred fewer work- and travel-related expenses and submitted fewer expense reimbursement requests to their employers, and as SMBs downsized or went out of business. As a result of the COVID-19 pandemic, we experienced a decline in paid members and subscription revenue, with our revenue declining from approximately $21.9 million in the quarter ended March 31, 2020 to approximately $18.8 million in the quarter ended June 30, 2020, as well as reduced customer spend as customers streamlined travel and other expenses, delayed expanding subscriptions and laid off or furloughed workers. After a steady increase in paid members over multiple years prior to the COVID-19 pandemic, the average number of paid members on our platform declined 15% from 742,000 in the quarter ended March 31, 2020 to 630,000 in the quarter ended June 30, 2020, but we have subsequently rebounded to 711,000 paid members in the quarter ended December 31, 2021. Our activity is still recovering from May 2020 as the United States and certain other parts of the world continue to rebound from the COVID-19 pandemic. The amount of expenses incurred by the paid members remaining on our platform has also declined. In 2020 and 2021, our annual gross logo retention was 86% and 83%, respectively. In 2020 and 2021, our net seat retention was 96% and 93%, respectively. The COVID-19 pandemic impacted both our annual gross logo retention and our net seat retention as many of our customers ceased (or paused) operations, and scaled back usage of our platform as their business travel and other expenses declined as a result of the factors stated above. In addition, we launched the Expensify Card shortly prior to the outbreak of the COVID-19 pandemic, and this product launch was negatively impacted by the effects of the pandemic due to decline in volume of expenses and potential customers' reluctance to adopt a new card in this unusual environment. If conditions caused by the COVID-19 pandemic continue, our business, results of operations, financial condition and growth prospects will be materially adversely affected. In addition, to the extent the ongoing COVID-19 pandemic continues to adversely affect our business and our ability to grow, it may also heighten many of the other risks and uncertainties described in this “Risk Factors” section.
The COVID-19 pandemic has caused an economic downturn in many markets and heightened uncertainty in the global economy. Our business depends on the economic health of our current and prospective customers and the overall state of the economy. Declining levels of economic activity may lead to declines in business spending, declines in the number of paid monthly members of our platform and fewer transactions for which our platform may be used, which may result in decreased revenue for

us. Further, our customers may change their company policies to limit expense reimbursement in response to a deterioration or continued uncertainty in the economy. Uncertainty or continued economic impacts from the pandemic may also cause prospective or existing customers to defer investment or expansion in their businesses. As of December 31, 2021, businesses with fewer than 1,000 employees accounted for approximately 95% of our customers by revenue, and we focus our product, marketing and sales efforts on these businesses, including SMBs. Many very small businesses (“VSBs”) and SMBs experienced substantial revenue and cash liquidity declines in the early months of the pandemic, and there were high observed rates of small business failures. Uncertain and adverse economic conditions also have led to increased requests for, and may lead to, increased refunds and chargebacks. We expect the COVID-19 pandemic and related impacts on the global economy to continue to affect our results of operations in future periods, and our member base may not return to pre-pandemic levels.
The degree to which the COVID-19 pandemic will continue to affect our business will depend on future developments that are highly uncertain and cannot currently be predicted. These developments include, but are not limited to, the duration, extent and severity of the pandemic; actions taken to contain the COVID-19 pandemic, including the development, approval, production, distribution and administration of vaccines, and the public’s perception of the safety of vaccines and their willingness to receive them; rising infection rates and the emergence of new variants; the ultimate societal impact of the pandemic and any lasting changes in business and consumer behavior, including with respect to remote work, business travel and business expense spending and reimbursement; the duration and nature of pandemic-related restrictions on economic activity and domestic and international trade; and the extent of the impact of these and other factors on our employees, partners, third-party service providers and customers. We cannot predict whether, when and to what extent pre-pandemic business SaaS spending, employee business expense spending and submission, and pre-pandemic ways of working will return, including whether demand for expense management products will return to pre-pandemic levels.
In response to the COVID-19 pandemic, we have taken a number of actions that have impacted and continue to impact our business and which could negatively impact our culture, our marketing initiatives, our expansion efforts and our ability to retain and recruit employees across the organization. For example, we reduced our 2020 marketing spend in response to the COVID-19 pandemic, although we have since began increasing the spend to promote the adoption of new products and features. Travel is an important part of our business and our culture, and prior to the COVID-19 pandemic, we hosted global conferences and an annual “Offshore” trip for our employees. We have a distributed workforce, and many of our employees were accustomed to traveling frequently prior to the pandemic to establish and maintain relationships with each other and with our customers, members, business partners, vendors and others. Prior to the pandemic, we began to transition our offices to co-working spaces, which we call lounges, with the goal of creating flexible workspaces that can be shared by Expensify employees and certain Expensify members. This initiative has been disrupted by the pandemic, and it is unclear when, and if, members will have access to these co-working spaces and whether they will be successful in the post-pandemic business climate. See “—We are transitioning our offices to co-working spaces, which we call lounges, and may expand to additional lounges. This process is expensive, may not achieve our intended goals, and could expose us to additional risks.” While we expect to return to offering our employees, and possibly others, the option to work from our lounges, we expect there to be an increase in sustained remote work as a result of the COVID-19 pandemic. If we must continue to limit or suspend travel, use of our lounges, and in-person business on a long-term basis, our culture, marketing initiatives, expansion efforts and ability to recruit and retain employees could be negatively affected.
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
In addition, there are a number of competing companies that provide traditional horizontal platform solutions with expense management features, some of which have substantially greater revenue, personnel and other resources than we do, such as Intuit, Oracle Corporation (NetSuite), SAP AG (Concur) and Workday. These firms have historically targeted primarily large enterprise customers, but many of them also market to SMBs in search of growth in revenue or market share. We also face competition from a growing number of other businesses offering expense management solutions and corporate cards, including Bill.com (Divvy), Bento, Brex, Emburse (Certify, Abacus and Nexonia), Expensya, Fyle, Happay, Pleo, Ramp, Spendesk, TravelBank, TripActions, Webexpenses and Zoho Expense. Our smaller competitors who currently focus their product offerings on SMBs may be better positioned than larger competitors to increase their market share with SMBs, whether by competing based on price, service, or otherwise. Increased competition may impact our ability to add new customers at the rates we have historically achieved. Additionally, competition may increase in the future from new market entrants. With the introduction of new technologies and the entry of new companies into the market, we expect competition to persist and intensify. This could harm our ability to increase our customer base, maintain subscription renewals and maintain our prices.
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
The Expensify Card is an important element of our growth strategy, and we believe that, over time, the Expensify Card will be a prominent corporate card solution for SMBs in our core markets. We rely on a single third-party vendor, Marqeta, Inc. ("Marqeta"), for the Expensify Card, who also manages the relationship with the card's issuing bank, Sutton Bank, and the card network, Visa. In the annual periods ended December 31, 2021 and December 31, 2020, consideration from this vendor representing monetized Expensify Card activities reduced our cost of revenue by $2.9 million and $1.0 million, respectively. Our agreement with Marqeta has a three year term, expiring in June 2022 and automatically renews annually thereafter unless either party provides 90 days' notice prior to renewal. In addition to standard termination for cause provisions, either party can terminate without cause upon 180 days' notice, and under certain circumstances Marqeta may terminate with reduced or no notice, including if required to do so by the issuing bank or any regulator with jurisdiction over the issuing bank or Marqeta, or in the event of that we issue cards outside of approved use cases. In the event of termination or expiration of the agreement with Marqeta, we have the right to request Marqeta's assistance in transitioning to a new vendor, and during the transition period the agreement will continue on the same terms. If such transition is not successful, or if we otherwise lose our Expensify Card vendor, issuing bank or card network for any reason, we could experience service interruptions as well as delays and additional expenses, and we may be unable to replace these services on competitive terms, or at all, which could harm our business, results of operations, financial condition and growth prospects.

Our failure to protect our sites, networks and systems against security breaches, or otherwise to protect our confidential information or the confidential information of our members, customers, or other third parties, would damage our reputation and brand, and substantially harm our business and results of operations.
Breaches of our security measures or those of our customers, partners or third-party service providers, or other cyber security incidents, could result in intentional or accidental unauthorized access to our or our customers’ or partners’ sites, networks, systems and accounts; unauthorized access to, and misappropriation or disclosure of, individuals’ personal information or other confidential or proprietary information of ourselves, our customers or partners, or other third parties; viruses, worms, spyware, ransomware, or other malware being served from our platform, mobile application, networks, or systems, including as a result of supply chain attacks; deletion or modification of content or the display of unauthorized content on our platform; interruption, disruption, or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, and response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or risk of loss, litigation, regulatory action and other potential liabilities. If any of these intentional or accidental breaches of security should occur, we cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Additionally, if any of these breaches occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches. Actual or anticipated security breaches or attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Additionally, some of our employees and our service providers have historically worked remotely, and the number doing so increased significantly as a result of the COVID-19 pandemic. As a result, we may be more vulnerable to cybersecurity-related events such as phishing attacks and other security challenges. Many companies that provide cloud based services have reported a significant increase in cyberattack activity since the beginning of the COVID-19 pandemic. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also be subject to vulnerabilities or experience security breaches or incidents that may remain undetected for an extended period. These events threaten the performance, reliability, security and availability of our platform. Any computer malware, viruses, computer hacking, fraudulent use attempts, phishing attacks, or other data security breaches to our systems could, among other things, harm our reputation and our ability to retain existing customers and attract new customers.
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
In addition, one of our business strategies is to supplement our small core team of generalists with a large number of specialist contractors, managed by third-party vendors, from around the world. For example, we rely on certain third-party vendors to provide a specialized on-demand workforce to provide 24/7 real-time chat support and free phone onboarding for every Expensify.com member. We also intend to use this strategy to pair our core group of engineering generalists with a global network of open source engineering specialists, such as for the development and maintenance of our open-source financial group chat. If we are unable attract a sufficient number of specialized on-demand workers, or if changes to applicable foreign, state and local laws governing the definition or classification of independent contractors make it difficult or impossible for us to hire a sufficient number of specialized on-demand workers in a cost-effective manner, our costs could increase and our business, results of operations and financial condition could be harmed.
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
We experienced rapid growth and increased demand for our platform prior to the COVID-19 pandemic. Our revenue grew from $53.9 million in 2018 to $80.5 million in 2019 to $88.1 million in 2020, but our headcount remained consistent, with 131 employees as of December 31, 2018, 127 employees as of December 31, 2019 and 133 employees as of December 31, 2020. Comparing 2020 to 2021, our revenue has grown from $88.1 million to $142.8 million, respectively, but our headcount remained relatively consistent, with 133 employees as of December 31, 2020 and 144 employees as of December 31, 2021. The growth and expansion of our business and platform may place a significant strain on our management and our administrative, operational and financial reporting resources. Our ability to accurately plan for and model future growth is limited and subject to a number of uncertainties, due in part to our global operations, customer preferences and mix of products and features. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business strategies and operations, are incorrect or change due to industry or market developments, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business could suffer. For example, we are required to manage multiple relationships with various strategic, integration and channel partners, customers and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, our computer systems, procedures, or internal controls may not be adequate to support our operations, and our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to implement and improve our operational, financial and management information and reporting systems and manage our employee base. In addition, as we seek to continue to expand internationally, we will likely encounter unexpected challenges and expenses due to unfamiliarity with local regulations, requirements, practices and markets.
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
We are transitioning our offices to co-working spaces, which we call lounges, and may expand to additional lounges. This process is expensive, may not achieve our intended goals, and could expose us to additional risks.
Prior to the COVID-19 pandemic, we began to transition our offices to co-working spaces, which we call lounges, with the goal of enhancing our culture and our brand by creating flexible workspaces that can be shared by Expensify employees and certain Expensify members. We have spent significant resources on this initiative, which has been disrupted by the pandemic. While we expect to open these lounges to certain members in the near term, there is no assurance that they will be successful in the post-pandemic business climate. In addition, we may be exposed to additional risks by allowing non-employees to use our lounges, including increased risk of litigation, theft, data privacy and cybersecurity breaches, and because we have very limited experience managing co-working spaces, we may not adequately balance managing these risks with our goals for these spaces. Furthermore, these lounges are subject to different rules and regulations than our normal operations, and which differ from location to location, and a failure to properly comply with such rules and regulations, due to our limited experience managing co-working spaces or otherwise, could result in regulatory action or fines. If we are unable to achieve our desired results, or if we are required to limit or suspend use of our lounges for an extended period of time for any reason, this initiative may be unsuccessful, which could damage our business, our culture and our brand.

Sales to customers outside the United States and our international operations expose us to risks inherent in international sales and operations.
Our revenue generated from customers outside the United States was $15.2 million (11% of our revenue), and $9.0 million (10% of our revenue), for the annual periods ended December 31, 2021 and 2020, respectively. Our core geographies are the United States, the United Kingdom, Canada and Australia. We intend to pursue expansion of our international operations. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. In addition, we face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
We may be adversely affected by global economic and political instability.
As we seek to expand our business globally, our overall performance will depend in part on worldwide economic and geopolitical conditions. Economies domestically and internationally have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, employment pressures in services sectors, volatility in credit, equity and foreign exchange markets, bankruptcies and outbreaks of COVID-19, as well as war, terrorist activity, political unrest, civil strife and other geopolitical uncertainty, and the resulting impact on business continuity and travel, supply chain disruptions, inflation, security issues, and overall uncertainty with respect to the economy, including with respect to tariff and trade issues.
For example, on February 24, 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as an increase in cyberattacks and espionage.
Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic. The situation is rapidly evolving as a result of the conflict in Ukraine, and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets, which could in turn have a material adverse effect on our business, financial condition and results of operations.
We are actively monitoring the situation in Ukraine and assessing its impact on our business, but to date have not experienced any material impact. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. As the adverse effects of this conflict continue to develop and potentially spread, both in Europe and through the rest of the world, our customers, and customer behavior, may be negatively impacted, which could negatively affect subscription renewal rates and overall demand across our platform. Further or prolonged impacts on the global economy could also cause businesses to curtail business expenses, which could hinder our ability to attract new customers or result in fewer expense reimbursements among our existing customers and, thus, less frequent use of our platform. It is not possible to predict the ultimate broader consequences of this conflict. and any of the abovementioned factors could have a material adverse effect on our business, financial condition and results of operations, particularly to the extent the conflict escalates to involve additional countries, further economic sanctions and wider military conflict. Any such disruptions could also magnify the impact of other risks described in this Annual Report on Form 10-K.
In addition, political instability or adverse political developments and new or continued economic deterioration, including as a result to the withdrawal by many global central banks of stimulus measures deployed during the peak of the COVID-19 pandemic, in any of the countries in which we operate could harm our business, results of operations and financial condition.
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
In the future, we may raise additional capital through additional debt or equity financings to support our business growth, to respond to business opportunities, challenges, or unforeseen circumstances, or for other reasons. On an ongoing basis, we are evaluating sources of financing and may raise additional capital in the future. Our ability to obtain additional capital will depend on our development efforts, business plans, investor demand, operating performance, the condition of the capital markets, and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity or equity-

linked securities, those securities may have rights, preferences, or privileges senior to the rights of existing stockholders, and existing stockholders may experience dilution. Debt financing, if available, may involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which could reduce our operational flexibility or make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, subject to limited exceptions, our loan and security agreement with Canadian Imperial Bank of Commerce ("CIBC”) restricts us from incurring indebtedness without the prior written consent of the lender. Further, if we are unable to obtain additional capital when required, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances would be adversely affected.
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
As of December 31, 2021, we were not in compliance with all of our debt covenants. Specifically, we were not in compliance with the covenant contained in our loan and security agreement with CIBC restricting investments in certain subsidiaries to a portion of our free cash flow (as defined by the agreement), however, we obtained a waiver from CIBC. We expect to be in compliance with all debt covenants by the end of the fiscal quarter ended March 31, 2022, However, CIBC may be unwilling to provide such waivers for potential non-compliance in the future and could, as a result, call our outstanding debt obligations immediately which could have a material advserse effect on our financial condition.
A failure to establish and maintain an effective system of disclosure controls and internal control over financial reporting, could adversely affect our ability to produce timely and accurate financial statements or comply with applicable regulations.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. For example, as we prepared to become a public company, we worked to improve the controls around our key accounting processes and our quarterly close process, and we hired additional accounting and finance personnel to help us implement these processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls. For fiscal 2019, 2020 and 2021, we identified a material weakness in our internal controls that we had insufficient technical skills to address accounting matters combined with insufficient accounting staff and internal control knowledge to design and implement processes and controls, including the review of the completeness and accuracy of reports used to record journal entries, necessary to ensure material misstatements did not occur. Our remediation efforts are still ongoing and there can be no assurance that we will not experience this or other material weaknesses in the future.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s discussion and analysis of financial condition and results of operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to the useful lives and recoverability of long-lived assets, the fair value of common stock prior to being a publicly traded company and stock-based compensation expense, as well as those used to allocate our employee and employee related expense, which consist of contractor costs, employee salary and wages, stock-based compensation and travel and other employee-related costs, to their appropriate financial statement line items due to our generalist model and organizational structure. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
Risks Related to the Multiple Class Structure of Our Common Stock and the Voting Trust Agreement
The multiple class structure of our common stock and the ownership of all of our LT10 and LT50 common stock by Trust Beneficiaries through the Voting Trust have the effect of concentrating voting control with the Voting Trust for the foreseeable future, which will limit your ability to influence corporate matters, including a change in control. We are controlled by the Voting Trust, whose interests may differ from those of our public stockholders. Our amended and restated certificate of incorporation also delegates significant authority to an Executive Committee.
Each share of our LT10 and LT50 common stock is entitled to 10 and 50 votes per share, respectively, and each share of our Class A common stock is entitled to one vote per share. All shares of LT10 and LT50 common stock are held directly by the Voting Trust established in connection with our initial public offering pursuant to a voting trust agreement (the “Voting Trust Agreement”). As of December 31, 2021, the Voting Trust held approximately 7,332,640 and 6,224,160 shares of LT10 and LT50 common stock, respectively, representing approximately 16.8% of the economic interest and 82.6% of the voting power of outstanding capital stock following the completion of our Initial Public Offering. All decisions with respect to the voting (but not the disposition) of shares held in the Voting Trust from time to time will be made by the trustees of the Voting Trust (the "Trustees") in their sole and absolute discretion, and with no responsibility under the Voting Trust Agreement as stockholder, trustee or otherwise, except for his or her own individual malfeasance. The Voting Trust and its Trustees will, for the foreseeable future, have significant influence over our corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. The Voting Trust is able to, subject to applicable law, elect all of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our amended and restated certificate of incorporation and amended and restated bylaws, compensation matters and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. This concentrated control will limit your ability to influence corporate matters for the foreseeable future and may materially adversely affect the market price of our Class A common stock. It is possible that the interests of the Voting Trust may, in some circumstances, conflict with our interests and the interests of our other stockholders, including you. For example, the Voting Trust may have different tax positions or other differing incentives from other stockholders that could influence its decisions regarding whether and when to cause us to dispose of assets, incur new or refinance existing indebtedness, or take other actions. Additionally, the Voting Trust and the holders of our LT10 and LT50 common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests.
Additionally, for as long as the Voting Trust holds securities representing at least 50% of the voting power of our outstanding capital stock, our amended and restated certificate of incorporation delegates to the Executive Committee all of the power and authority of the board of directors in the management of our business and affairs, provided that the Executive Committee will not have power or authority in reference to (i) matters that must be approved by the Audit Committee of the board, (ii) matters that must be approved by a committee qualified to grant equity to persons subject to Section 16 of the Exchange Act for purposes of exempting transactions pursuant to Section 16b-3 thereunder, (iii) matters required under Delaware law to be approved by the full board of directors, or (iv) as otherwise required by SEC rules and the rules of Nasdaq. The members of the Executive Committee are, and are expected to be directors who may also be our employees, and the Executive Committee currently consists of David Barrett, Ryan Schaffer, Anu Muralidharan, Jason Mills and Daniel Vidal.
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
We intend to rely on some or all of these exceptions. As a result, we do not have a majority of independent directors, we do not have a nominating and corporate governance committee, and the members of our compensation committee are not independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq .
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
The market price of our Class A common stock is likely to be volatile and could be subject to wide fluctuations in response to the risk factors described in this Annual Report on Form 10-K, and others beyond our control, including:
•the economic, political, and social impact of, and uncertainty relating to, the COVID-19 pandemic;
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
Sales of a substantial number of shares of our Class A common stock in the public market or the perception that these sales might occur in large quantities, could cause the market price of our Class A common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2021, we had 67,844,060 shares of Class A common stock outstanding, 7,332,640 shares of LT10 common stock outstanding and 6,224,160 shares of LT50 common stock outstanding.
All of our directors and officers and the holders of substantially all of our capital stock and securities convertible into our capital stock are subject to lock-up agreements entered into in connection with our initial public offering, that restrict their ability to transfer shares of our capital stock until the 180th day after November 9, 2021, subject to earlier termination as described in the lock-up agreements. These lock-up agreements limit the number of shares of capital stock that may be sold during such period. Subject to certain limitations, approximately 64,739,010 shares of Class A common stock will become eligible for sale upon expiration of the 180-day lock-up period, or earlier, subject to earlier termination. J.P. Morgan Securities LLC may, in their sole discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements. Our amended and restated certificate of incorporation imposes additional transfer restrictions on shares of our LT10 and LT50 common stock.
In addition, there were 7,001,403 shares of Class A common stock issuable upon the exercise of options outstanding as of December 31, 2021. We registered all of the shares of Class A common stock issuable upon exercise of outstanding options, RSUs issued following our IPO or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock will become eligible for sale in the public market to the extent such options, RSUs or other equity awards are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.
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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
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
If securities or industry analysts do not continue to publish research or publish unfavorable research about our business, our stock price and trading volume could decline.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
In the United States, our company has offices in Portland, Oregon, San Francisco, California, Ironwood, Michigan and New York City, New York. We own our office space in Portland, which consists of approximately 38,500 square feet. Our office space in San Francisco, consisting of approximately 10,500 square feet, is leased through May 31, 2023. Our office space in New York City is leased through August 19, 2022 and is 3,500 square feet. Our office space in Ironwood, consisting of approximately 2,700 square feet, is leased through April 30, 2022.

We also lease offices in Amsterdam, London and Melbourne. We ended our leases with these offices due to COVID-19 but will likely consider renewing them again in the future. We give all employees the ability to rent a co-working space if we do not provide one.
We intend to procure additional space or expand existing facilities in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space on commercially reasonable terms will be available to accommodate our operations.
Item 3. Legal Proceedings
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
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
MARKET INFORMATION FOR CLASS A COMMON STOCK
Our Class A Common Stock has been listed on the Nasdaq Global Select Market under the symbol "EXFY" since November 10, 2021. Prior to that date, there was no public trading market for our Class A Common stock. Our LT10 and LT50 common stock are neither listed nor publicly traded.
HOLDERS OF OUR COMMON STOCK
As of March 25, 2021 there were 71 stockholders of record of our Class A common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
As of March 25, 2021 the Expensify Voting Trust held all of the outstanding shares of our LT10 common stock and LT50 common stock.
DIVIDEND POLICY
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business, and therefore we do not anticipate declaring or paying any cash dividends on any class of our common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors (or duly authorized committee thereof, including our Executive Committee), subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness, including our loan and security agreement with Canadian Imperial Bank of Commerce. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability, and other factors that our Executive Committee or our board of directors may deem relevant. The holders of our Class A, LT10 and LT50 common stock are entitled to receive dividends if, as and when declared from time to time by our board of directors out of legally available funds.
RECENT SALES OF UNREGISTERED SECURITIES
Plan-Related Issuances
From January 1, 2021 through November 10, 2021 (the date of the filing of our registration statement on Form S-8), we issued and sold to our employees, consultants and other service providers an aggregate of 1,758,960 shares of our common stock upon the exercise of stock options under our 2009 Stock Plan, at exercise prices ranging from $0.07 to $0.97 per share, for a weighted-average exercise price of $0.39 and aggregate consideration of approximately $1.3 million.
From January 1, 2021 through November 10, 2021 (the date of the filing of our registration statement on Form S-8), we issued and sold to our employees, consultants and other service providers an aggregate of 3,352,160 shares of our common stock upon the exercise of stock options under our 2019 Plan, at exercise prices ranging from $0.97 to $10.78 per share, for a weighted-average exercise price of $2.88 and aggregate consideration of approximately $5.0 million.
From January 1, 2021 through November 10, 2021 (the date of the filing of our registration statement on Form S-8), we granted to our employees, consultants and other service providers options to purchase an aggregate of 837,160 shares of our common stock under our 2019 Stock Plan (“2019 Plan”), at exercise prices ranging from $7.21 to $12.97 per share.

From January 1, 2021 through November 10, 2021 (the date of the filing of our registration statement on Form S-8), we granted to our employees, consultants and other service providers restricted stock units for an aggregate of 4,339,690 shares of our Class A common stock and 4,339,690 shares of our LT50 common stock under our 2019 Plan.
The offers, sales and issuances of the securities described above were deemed to be exempt from registration under Rule 701 promulgated under the Securities Act as transactions under compensatory benefit plans and contracts relating to compensation, or under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of such securities were our directors, employees or bona fide consultants and received the securities under our equity incentive plans. Appropriate legends were affixed to the securities issued in these transactions.
Warrants
In November 2021, we sold to Silicon Valley Bank an aggregate of 428,067 shares of Class A common stock upon the net exercise of (i) warrants to purchase 300,000 shares of our Class A common stock at $0.07 per share and (ii) warrants to purchase 130,080 shares of our Class A common stock at $0.53 per share.
The issuance and sale of securities described above were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. Appropriate legends were affixed to the securities issued in these transactions.
Exchange Offer
On November 9, 2021, we completed an exchange offer open to all of our employees and other service providers, whereby participants elected to exchange, on a one-for-one basis, an aggregate of 13,556,800 shares of our Class A common stock for 7,332,640 shares of our LT10 common stock and 6,224,160 shares of our LT50 common stock. The issuance of securities in the exchange offer was deemed to be exempt from registration pursuant to Section 3(a)(9) of the Securities Act on the basis that the exchange offer constituted an exchange with existing holders of our securities, no commission or other remuneration was paid to any party for soliciting such exchange, and the transactions did not involve a public offering.
USE OF PROCEEDS
On November 15, 2021 we completed our IPO. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-260297), which was declared effective by the SEC on November 9, 2021. There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.
ISSUER PURCHASE OF SECURITIES
None.
PERFORMANCE GRAPH
This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Expensify, Inc. under the Securities Act or the Exchange Act.
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Nasdaq Composite Index (“NASDAQ”), S&P 500 Index (“S&P 500”), and the S&P 500 Information Technology Index (“S&P 500 IT”). The graph assumes $100 was invested at the market close on November 10, 2021, which was the first day our Class A common stock began trading. Data for the Nasdaq Composite Index, S&P 500 Index, and S&P 500 Information Technology

Index assume reinvestment of dividends. The graph uses the closing market price on November 10, 2021 of $41.06 per share as the initial value of our Class A common stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Comparison of Cumulative Total Return
$120.00
$110.00
$100.00
$90.00
$80.00
11/10/2021
11/17/2021
11/24/2021
12/2/2021
12/9/2021
12/16/2021
12/23/2021
12/31/2021
EXFY
NASDAQ
S&P 500
S&P 500 IT

Item 6. [Reserved.]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Annual Report on Form 10-K. A discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019 has been reported previously in our final prospectus dated November 9, 2021, filed with the SEC on November 12, 2021 pursuant to Rule 424(b) of the Securities Act, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
OVERVIEW
Expensify is a cloud-based expense management software platform that helps the smallest to the largest businesses simplify the way they manage money. Every day, people from all walks of life in organizations around the world use Expensify to scan and reimburse receipts from flights, hotels, coffee shops, office supplies and ride shares. Since our founding in 2008, we have added over 10 million members to our community and processed and automated over 1.1 billion expense transactions on our platform, freeing people to spend less time managing expenses and more time doing the things they love. For the year ended December 31, 2021, an average of 711,000 paid members across 53,000 companies and over 200 countries and territories used Expensify to make money easy.
Initial Public Offering
In November 2021, we closed our initial public offering (the "IPO") of 11,190,392 shares of our Class A common stock at $0.0001 par value per share (the Class A common stock), in which we sold 2,608,696 shares of Class A common stock, and the selling stockholders sold 8,581,696 shares of Class A common stock at an IPO price of $27.00 per share. This total sale of 11,190,392 shares of Class A common stock in our IPO includes the full exercise of the underwriters’ option to purchase an additional 1,459,616 shares of Class A common stock from certain selling stockholders at an IPO price of $27.00 per share. We did not receive any proceeds from the sale of shares of Class A Common Stock in the offering by the selling stockholders. We received aggregate net proceeds of approximately $57.5 million after deducting underwriting discounts and commissions of approximately $4.9 million and offering costs of approximately $8.0 million.
Immediately prior to the effectiveness of our IPO registration statement, we filed an amendment to our Amended and Restated Certificate of Incorporation to create three classes of authorized common stock: Class A, LT10, and LT50 common stock. All shares of common stock then outstanding were reclassified as Class A common stock except for shares under our exchange offer, which provided employees and other service providers the opportunity to exchange, on a one-for-one basis, their Class A common stock into LT10 or LT50 shares. Under our exchange offer, 13,556,800 shares of Class A common stock were exchanged for 7,332,640 shares of LT10 common stock and 6,224,160 shares of LT50 common stock. Upon closing of the IPO, all convertible preferred stock then outstanding, was converted into 42,031,390 shares of common stock on a ten-for-one basis and reclassified into Class A common stock. In addition, 430,080 shares of common stock warrants were converted to an equivalent number of shares of Class A common stock warrants.
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
We primarily generate revenue from annual subscriptions to our cloud-based platform, driven by the number of paid members active on a monthly basis. Individuals or companies pay for subscriptions on behalf of themselves, their employees and contractors, who we collectively refer to as members. We define a customer as any member who pays for themselves and zero or more other members, grouped into one or more "expense policies." This might be an individual, an entire company, or a department of a larger company. The definition of customer inherently excludes sole proprietors on Track or Submit plans.
We monetize transactions from the Expensify Card by receiving a percentage of the interchange for all spend on the card. As we expand our platform, we intend to increase the number of integrations and to more actively promote the Expensify Card with complementary use cases beyond expense management to both new and existing customers to drive increased adoption.
Key Factors Affecting Our Performance
Our performance depends on many factors, including the following:
INVESTING IN PRODUCT-LED GROWTH
We are focused on continuing to grow the number of paid members on our platform. Relative to other software companies, we invest more in product development and less in sales. This investment in product allows us to develop easy-to-use but powerful features that encourage adoption of our platform. Our ability to grow our paid members depends on our viral, “bottom-up” adoption cycle that starts with an individual employee. After downloading our free app to submit expenses and realizing the benefits of Expensify, our enthusiastic members champion our platform internally, spread it via word-of-mouth or invites to other employees and often convince decision makers to adopt Expensify company-wide. In order to continue to grow, we believe we must continue prioritizing investments in our platform to delight our members and drive viral expansion.
CONTINUING TO CONVERT FREE MEMBERS
Our success depends on converting users who try the free aspects of the Expensify platform into paid members. While our viral model means that employees or contractors often introduce Expensify into small and medium businesses (“SMBs”), companies subscribe and pay for the majority of our paid members.
INVESTING TO MAINTAIN MARKET CONSENSUS
Our viral and word-of-mouth adoption model is effective in part because we have established ourselves as a recognized leader in expense management for SMBs. We deploy large scale brand advertising to promote our platform superiority and create market consensus that Expensify is the category leader for expense management software. We believe this enables us to focus on creating great viral features for our members rather than relying on low-margin, unscalable activities of traditional sales and marketing to drive customer acquisition.
RETAINING EXISTING CUSTOMERS

Expense management touches many functions across a company. To provide a seamless experience for our customers, we integrate with accounting, ERP and travel software used by SMBs and their employees every day. We also have frictionless integrations with many of the technology providers that generate the most receipts for our members, such as Uber and Lyft. Expensify delivers an expense management platform that we believe customers like, and that embeds us within organizations. Because of these two factors, we have historically enjoyed high customer retention rates that often outperform enterprise retention rates. We believe an additional factor that drives our retention rates is that SMBs generally re-evaluate their technology solutions less frequently, and as such, there is rarely a conscious choice to choose to continue using Expensify for another year.
Gross logo retention and net seat retention are important indicators of customer satisfaction and usage of our platform. We calculate our gross logo retention rate as of the end of a period by using (a) the number of distinct companies who have ever had 5 or more paid members paying for a subscription during the period ending one year prior as the denominator and (b) the number of those same companies that are still paying for at least 1 subscription during the more recent period as the numerator. In 2020 and 2021, our annual gross logo retention was 86% and 83%, respectively. We calculate our net seat retention rate as of the end of a period by using (a) the number of paid member seats from companies who have ever had 5 or more paid members paying for a subscription during the period ending one year prior as the denominator and (b) the number of paid member seats at those same companies during the more recent period as the numerator. In 2020 and 2021, our net seat retention was 96% and 93%, respectively. The COVID-19 pandemic impacted our retention as our customers ceased (or paused) operations, and scaled back usage of our platform as their business travel and other expenses declined. Our growth will depend on our ability to continue to retain existing customers.
INTRODUCING FEATURES TO EXPAND OUR RELATIONSHIP WITH EXISTING CUSTOMERS
We fully launched the Expensify Card in 2020 and, despite pullback in corporate expenses with the COVID-19 pandemic, customers began adopting the card. Going forward, we intend to more actively promote the Expensify Card to both new and existing customers to drive increased adoption. Outside of the Expensify Card, we have invested, and will continue to invest, in developing features complementary and adjacent to expense management. At most companies, not every employee generates expenses that would be submitted via an expense report on a monthly basis. As we add additional features that are used by all employers, we have the potential to monetize the segment of our customers’ employees that are not submitting expense reports.
IMPACT OF COVID-19
As a result of the COVID-19 pandemic, we temporarily closed our offices, asked our employees to work remotely and implemented travel restrictions, all of which represent a disruption in how we operate our business. The operations of our customers, the majority of which are SMBs, were likewise disrupted. The outsized impact of the pandemic on SMBs was evident in 2020 as an abnormal percentage of our customers stopped adding new members to our platform, ceased (or paused) operations and/or scaled back or terminated subscriptions to the Expensify platform.
Business travel, traditionally a significant driver of expenses on our platform, has been severely curtailed during the pandemic with complex regional effects as lockdowns were put in place and altered rapidly. As a result of the pull-back in travel related expenses and other expenses that were not generated in a work from home environment, many of our customers that remained on our platform had fewer employees incurring expenses on a monthly basis in 2020. After a steady increase in paid members over multiple years, the average number of paid members on our platform declined 15% from 742,000 in the quarter ended March 31, 2020 to 633,000 in the quarter ended September 30, 2020 and we have rebounded to 711,000 paid members in the quarter ended December 31, 2021. Our activity is still recovering from May 2020 as the United States and certain other parts of the world continue to rebound from COVID-19. The amount of expenses incurred by the paid members remaining on our platform has also declined as a result of the factors stated above. While activity decreased and remains at lower levels than pre-pandemic, our revenue only declined until the quarter ended June 30, 2020. This initial adverse impact on revenue was mitigated by the prevalence of our annual contracts and minimum user requirements in those contracts as well as a price change that became effective in May 2020. We introduced the Expensify Card in 2020, immediately before the pandemic. Given the decline in the volume of expenses and potential customers’ reluctance to adopt a new card in this unusual environment, growth from monetizing the transactions from the Expensify Card has taken longer than anticipated, but the rate of adoption is increasing despite the COVID headwinds.
While the full lasting impact of the COVID-19 pandemic on the global economy and SMBs in particular remains uncertain, we believe that use of our platform will increase as economies reopen and business travel resumes, which we have started to see.
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
See the section titled “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.
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
The number of paid members on our platform grew each quarter through March 31, 2020, when the COVID-19 pandemic severely impacted the operations of our customers and SMBs broadly, and greatly reduced business travel, which has traditionally been a significant driver of expenses on our platform. While the full lasting impact of the COVID-19 pandemic on the global economy and SMBs in particular remains uncertain, there have been signs of recovery as the economy has slowly reopened. This is evident by the number of paid members on our platform growing each quarter from March 31, 2021 through December 31, 2021 as COVID-19 restrictions began to ease. See the section titled “Impact of COVID-19” above for additional information.

The following table sets forth the average number of paid members for the quarters ended March 31, 2020 through December 31, 2021.

Quarter ended	Paid members (in thousands)
March 31, 2020	742
June 30, 2020	630
September 30, 2020	633
December 31, 2020	645
March 31, 2021	631
June 30, 2021	639
September 30, 2021	667
December 31, 2021	711

NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income from operations excluding provision for income taxes, interest and other expenses, net, depreciation and amortization and stock-based compensation. We define adjusted EBITDA margin as adjusted EBITDA divided by total revenue for the same period. We are focused on profitable growth and we consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses that are not indicative of the core operating performance of our business.

	Year ended December 31,
	2021	2020
	(in thousands, except percentages)
Adjusted EBITDA	$9,536	$26,755
Adjusted EBITDA margin	7%	30%

Non-GAAP Net Income and Non-GAAP Net Income Margin
We define non-GAAP net income as net income from operations in accordance with US GAAP excluding stock-based compensation and IPO-related bonus costs, which we consider to be the discretionary cash bonuses paid to our employees during 2021. Refer to the subsection titled "Liquidity and Capital Resources”, for further detail over the discretionary cash bonuses paid to employees in 2021. We define non-GAAP net income margin as non-GAAP net income divided by total revenue for the same period. We are focused on profitable growth and we consider non-GAAP net income to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of stock-based compensation and the one-time IPO-related discretionary cash bonus costs. Both expenses are not considered indicative of the core operating performance of our business.

	Year ended December 31,
	2021	2020
	(in thousands, except percentages)
Non-GAAP net income	$49,432	$16,127
Non-GAAP net income margin	35%	18%

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
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.

Adjusted EBITDA and Adjusted EBITDA Margin

	Year ended December 31,
	2021	2020
	(in thousands, except percentages)
Net (loss) income	$(13,558)	$(1,710)
Net (loss) income margin	(9)%	(2)%
Add:
(Benefit) provision for income taxes	(174)	4,662
Interest and other expenses, net	3,497	2,718
Depreciation and amortization	5,197	3,248
Stock-based compensation	14,574	17,837
Adjusted EBITDA	$9,536	$26,755
Adjusted EBITDA margin	7%	30%

Non-GAAP net income and non-GAAP net income margin

	Year ended December 31,
	2021	2020
	(in thousands, except percentages)
Net (loss) income	$(13,558)	$(1,710)
Net (loss) income margin	(9)%	(2)%
Add:
Stock-based compensation	14,574	17,837
IPO-related bonus expense	48,416	—
Non-GAAP net income	$49,432	$16,127
Non-GAAP net income margin	35%	18%

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

Beginning in August 2021, we offer a cashback rewards program to all customers based on volume of Expensify card transactions and SaaS subscription tier. Cashback rewards are earned on a monthly basis and paid out the following month. We consider our cashback payments to customers as consideration payable to a customer under the scope of ASC 606 and it is therefore recorded as contra revenue within Revenue on the consolidated statements of income. We also record a cashback rewards liability that represents the consideration payable to customers for earned cashback rewards. The cashback rewards liability is impacted over time by customers meeting eligibility requirements in conjunction with the SaaS subscription tier of the customer and the timing of payments to customers.
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

	Year ended December 31,
	2021	2020
	(in thousands)
Expensify Interchange Amount	$3,128	$1,096
Vendor Fees	225	90
Consideration from a Vendor	$2,903	$1,006

As described in the subsection titled "Liquidity and Capital Resources”, discretionary cash bonuses, which we also refer to as "IPO-related bonus expense" as described in the subsection titled "Non-GAAP Financial Measures," were paid to employees in 2021 and had a significant impact to Cost of revenue, net expenses during the annual period ended December 31, 2021.
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
As described in the subsection titled "Liquidity and Capital Resources”, discretionary cash bonuses, which we also refer to as "IPO-related bonus expense" as described in the subsection titled "Non-GAAP Financial Measures," were paid to employees in 2021 and had a significant impact to Research and development expenses during the annual period ended December 31, 2021.
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
As described in the subsection titled "Liquidity and Capital Resources”, discretionary cash bonuses, which we also refer to as "IPO-related bonus expense" as described in the subsection titled "Non-GAAP Financial Measures," were paid to employees in 2021 and had a significant impact to Sales and marketing expenses during the annual period ended December 31, 2021.
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
As described in the subsection titled "Liquidity and Capital Resources", discretionary cash bonuses, which we also refer to as "IPO-related bonus expense" as described in the subsection titled "Non-GAAP Financial Measures," were paid to employees in 2021 and had a significant impact to General and administrative expenses during the annual period ended December 31, 2021.
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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K.
The following table sets forth our results of operations for the periods presented:

	Year ended December 31,
	2021	2020
	(in thousands, except share and per share data)
Revenue	$142,835	$88,072
Cost of revenue, net(1)	53,693	32,414
Gross margin	89,142	55,658
Operating expenses:
Research and development(1)	10,988	6,728
General and administrative(1)	60,742	33,372
Sales and marketing(1)	27,664	9,888
Total operating expenses	99,394	49,988
(Loss) income from operations	(10,252)	5,670
Interest and other expenses, net	(3,480)	(2,718)
(Loss) income before income taxes	(13,732)	2,952
Benefit (provision) for income taxes	174	(4,662)
Net loss	$(13,558)	$(1,710)

Less: income allocated to participating securities	—	—
Net loss attributable to common stockholders	$(13,558)	$(1,710)
Net loss per share attributable to Class A, LT10 and LT50 common stockholders:
Basic and diluted	$(0.36)	$(0.06)
Weighted-average shares of common stock used to compute net loss per share attributable to Class A, LT10 and LT50 common stockholders:
Basic and diluted	38,039,222	27,424,480

(1)Includes stock-based compensation expense as follows:

	Year ended December 31,
	2021	2020
	(in thousands)
Cost of revenue, net	$4,115	$2,272
Research and development	1,617	2,469
General and administrative	7,356	12,648
Sales and marketing	1,486	448
Total stock-based compensation expense	$14,574	$17,837

Comparison of the Years Ended December 31, 2021 and 2020
Revenue

	Year ended December 31,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Revenue	$142,835	$88,072	$54,763	62%

Revenue increased $54.8 million, or 62%, in 2021 compared to 2020, primarily due to (i) an update to the Company's terms of service, which resulted in annual contracts becoming noncancellable and (ii) a pricing change, which led to a significant increase in the average paid member price during the year ended December 31, 2021 compared to the same period in 2020, each of which occurred in May 2020.
Cost of Revenue, Net and Gross Margin

	Year ended December 31,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Cost of revenue, net	$53,693	$32,414	$21,279	66%
Gross margin	89,142	55,658	$33,484	60%
Gross margin %	62%	63%

Cost of revenue, net increased $21.3 million, or 66%, in 2021 compared to 2020, primarily due to an increase in employee compensation related to discretionary cash bonuses and stock-based compensation allocated to Cost of revenue, net. Employees directly engaged in supporting our customers and providing maintenance of our platform received $13.7 million in bonuses during the year ended December 31, 2021. For further detail over the cash bonuses, refer to the subsection titled "Liquidity and Capital Resources.”
In addition to cash bonuses, Cost of revenue, net increased due to a higher volume of payment processing fees directly related to an increase in reimbursement activity, increased efforts in support and implementation services, and increased outsourcing activities related to maintaining the platform. Consideration from a vendor reduced Cost of revenue, net by $2.9 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively. The increase in consideration from a vendor was driven by the increased adoption and spend captured from members using the Expensify Card.
Gross margin decreased slightly to 62% in 2021 compared to 63% in the same period in 2020. Although revenue increased by 62% for the same period, Cost of revenue, net increased at a higher rate due to the factors described in the preceding paragraph.
Research and Development

	Year ended December 31,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Research and development	$10,988	$6,728	$4,260	63%

Research and development expenses increased by $4.3 million, or 63%, in 2021 compared to 2020, primarily due to an increase in employee compensation related to discretionary cash bonuses. Employees directly engaged in the planning and preliminary project stage and post-implementation stage of new products and features received $8.5 million in bonuses during the year ended December 31, 2021. For further detail over the cash bonuses, refer to the subsection titled "Liquidity and Capital Resources.” Increases to Research and development expenses were partially offset by increased employee time spent in the application development stage of projects for our new products and features, which we consider to be capitalizable.
Sales and Marketing

	Year ended December 31,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Sales and marketing	$27,664	$9,888	$17,776	180%

Sales and marketing expenses increased $17.8 million, or 180%, in 2021 compared to 2020, primarily due to an increase in advertising spend to gain further brand awareness in addition to an aggressive reduction of our advertising and other sales and marketing expenses during the year ended December 31, 2020 in direct result of the COVID-19 pandemic. Furthermore, sales and marketing expenses increased due to employee compensation related to discretionary cash bonuses in 2021. Employees directly engaged in sales and marketing activities received $5.0 million in bonuses during the year ended December 31, 2021. For further detail over the cash bonuses, refer to the subsection titled "Liquidity and Capital Resources.”
General and Administrative

	Year ended December 31,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
General and administrative	$60,742	$33,372	$27,370	82%

General and administrative expenses increased $27.4 million, or 82%, in 2021 compared to 2020, primarily due to increased compensation to our executive employees and discretionary cash bonuses of $21.2 million paid to employees directly engaged in general and administrative activities. For further detail over the cash bonuses, refer to the subsection titled "Liquidity and Capital Resources.”
Interest and Other Expenses, Net

	Year ended December 31,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Interest and other expenses, net	$(3,480)	$(2,718)	$(762)	28%

Interest and other expenses, net increased $0.76 million, or 28% in 2021 compared to 2020. The increase was driven by the U.S. dollar getting stronger in 2021 resulting in higher foreign transaction exchange losses.
Benefit (Provision) for Income Taxes

	Year ended December 31,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Benefit (provision) for income taxes	$174	$(4,662)	$4,836	(104)%

We recorded a benefit for income taxes of $0.2 million in 2021 compared to a $4.7 million provision for income taxes in 2020. We follow the asset and liability method of accounting for income taxes, whereby we recognize deferred income taxes for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. During the year ended December 31, 2021, we recorded a valuation allowance of $2.4 million. No valuation allowance was recorded during the year ended December 31, 2020. The provision for income taxes reflects taxable income earned and taxed in U.S. federal and state and non-U.S. jurisdictions.
During the years ended December 31, 2021 and 2020, our effective income tax rate was 1.3% and 157.9%, respectively. The effective income tax rate differs from the statutory rate in 2021 primarily due to the limitation imposed by Internal Revenue Code Section 162(m), the inclusion of a valuation allowance, and the impact of stock-based compensation, which resulted in a $15.5 million, $2.4 million, and $(8.5) million permanent item, respectively. The effective income tax rate differs from the statutory rate in 2020 primarily due to the impact of stock-based compensation related to secondary market transactions, which resulted in a $15.3 million permanent item.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through our cash flow from operations, sales of our equity securities and borrowings under our credit facilities. In November 2021, upon completion of our IPO, we received aggregate net proceeds of approximately $57.5 million after deducting underwriting discounts and commissions of approximately $4.9 million and offering costs of approximately $8.0 million. As of December 31, 2021, we had $98.4 million in cash and cash equivalents. As of December 31, 2021, we had $67.8 million in outstanding indebtedness.
Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support growth in our business and our need to respond to business opportunities, challenges or unforeseen circumstances. We believe that our existing cash resources will be sufficient to finance our continued operations, growth strategy and the additional expenses we expect to incur for at least the next 12 months.
CASH BONUSES
In June 2021 for the Company's named executive officers and in July 2021 for all other employees, we determined that we would pay a cash bonus to each of our employees in a value that approximates the cost of each employee exercising 45% of their total stock options, limited by the total stock options outstanding and held by each existing employee as of June 15, 2021, including the tax withholding applicable to each employee. We included both vested and unvested stock options outstanding and held by each existing employee as of June 15, 2021 by each employee in determining the cash bonus paid. No employee was obligated to use the cash bonus to exercise their outstanding stock options.
During the year ended December 31, 2021, we recorded bonus expenses related to the employee stock option exercise cash bonus of $48.4 million. All bonuses were fully paid to employees during the year ended December 31, 2021. Of the total bonus expenses related to the employee stock option exercise cash bonus during the year ended December 31, 2021, the bonus expense for our named executive officers was $7.9 million.
The cash bonus is included in the following components of expenses on the accompanying consolidated statements of income (in thousands):

Year ended December 31,
2021
Cost of revenue, net	$13,708
Research and development	8,550
General and administrative	21,174
Sales and marketing	4,984
Total	$48,416

The following table presents the cash bonus in components of expenses (unaudited) for each of the quarters during the year ended December 31, 2021. These cash bonuses were only applicable during the year ended December 31, 2021. This unaudited breakout for each quarter has been prepared on the same basis as the annual consolidated financial statements included in this Annual Report on Form 10-K. The cash bonus is included in the following components of expenses (in thousands):

	Three months ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Cost of revenue, net	$—	$—	$8,962	$4,746
Research and development	—	3,599	3,871	1,080
General and administrative	—	4,340	10,368	6,466
Sales and marketing	—	—	3,085	1,899
Total	$—	$7,939	$26,286	$14,191

Employee cash bonuses capitalized as internally developed software costs were $1.5 million for the year ended December 31, 2021.
CASH FLOWS
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$5,486	$7,585
Net cash used by investing activities	(7,614)	(4,295)
Net cash provided by financing activities	80,565	8,787
Net increase in cash, cash equivalents and restricted cash	$78,437	$12,077

CASH PROVIDED BY OPERATING ACTIVITIES
During the year ended December 31, 2021, cash provided by operating activities was $5.5 million, which was primarily driven by non-cash charges including depreciation and amortization and stock-based compensation. In addition, there were increases in settlement liabilities which represent increased expense reimbursement activity and increases in accrued expenses and other liabilities. The timing of the settlement of certain operating liabilities and receipt of certain operating assets can affect the amounts reported as net cash provided by operating activities on the consolidated statements of cash flows. The main offsets to net cash provided by operating activities were an increased net loss due to cash bonuses paid to employees during 2021 and the timing of receipt of certain operating assets such as accounts receivable and prepaid expenses.
Net cash provided by operating activities decreased for the year ended December 31, 2021 compared to the same period in 2020 primarily due to an increased net loss as a result of cash bonuses paid to employees during 2021 and the timing of the settlement of certain operating liabilities and receipt of certain operating assets.
CASH USED IN INVESTING ACTIVITIES
During the year ended December 31, 2021, cash used in investing activities was $7.6 million, primarily consisting of software development costs and the purchase of property and equipment related to the build-out of our offices in Portland and San Francisco.

Net cash used in investing activities increased for the year ended December 31, 2021 compared to the same period in 2020, primarily due to increased software development costs. Software development costs increased due to continued investment in our platform and cash bonuses paid to developers in 2021 that were capitalized.
CASH PROVIDED BY FINANCING ACTIVITIES
During the year ended December 31, 2021, cash provided by financing activities was $80.6 million, primarily consisting of proceeds from our initial public offering, net of underwriters' discounts and commissions. Additional proceeds from our amended and restated loan and security agreement with CIBC and exercises of stock options were partially offset by principal payments to fully payoff our remaining balances on our amortizing and non-amortizing term loans with CIBC.
Net cash provided by financing activities increased for the year ended December 31, 2021 compared to the same period in 2020, primarily due to the proceeds received from our initial public offering and amended and restated loan and security agreement with CIBC. These increases were partially offset by the borrowings under our line of credit during the year ended December 31, 2020.
CREDIT FACILITIES
Amortizing Term Mortgage
Under the amortizing term mortgage agreement with CIBC for our commercial building in Portland, Oregon, the Company borrowed $8.3 million in August 2019, which requires interest and principal payments be made each month over a 30-year period. Interest accrues at a fixed rate of 5% per year until August 2024, at which point the interest rate changes to the Wall Street Journal Prime Rate minus 0.25% for the remaining term of the mortgage. The borrowings are secured by the building. As of December 31, 2021 and December 31, 2020, the outstanding balance of the amortizing term mortgage was $8.0 million and $8.1 million, respectively.
Loan and Security Agreement
Our loan and security agreement with CIBC, as amended and restated in September 2021 (2021 amended term loan), includes a $75.0 million term loan, consisting of a $45.0 million initial term loan with an option at a later date to enter into an additional $30.0 million delayed term loan, and a $25.0 million revolving line of credit. Approximately $24.0 million of the loan proceeds were used to immediately repay the remaining balances under the amortizing and non-amortizing term loans at the time of the amendment and restatement in September 2021 as well as the commitment fees and any other debt issuance costs associated with the amended agreement. The remaining proceeds from the initial term loan went towards our normal business operations.
The loan and security agreement was originally entered into in May 2018. The initial term loan of $45.0 million entered into by the Company in September 2021 is payable over a 60 month period with principal and accrued interest payments due each quarter thereafter, which commences with the first payment due on September 30, 2021. Quarterly principal payments are fixed and escalate throughout the term. The amounts borrowed are payable with interest at the bank’s reference rate plus 2.25% (5.5% as of December 31, 2021) and continuing on a quarterly basis through the end of the term loan. The borrowings are secured by substantially all our assets. As of December 31, 2021, the outstanding balance of the 2021 amended term loan and revolving line of credit was $44.9 million and $15.0 million, respectively. The term loan and revolving line of credit mature in September 2026 and September 2024, respectively.
See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.
Certain Covenants

We are subject to customary covenants under our loan and security agreement, which unless waived by CIBC, restrict our and our subsidiaries' ability to, among other things incur additional indebtedness, create or incur liens, permit a change of control or merge or consolidate with other companies, sell or transfer assets, pay dividends or make distributions, make acquisitions, investments or loans, or payments and prepayments of subordinated indebtedness, subject to certain exceptions. We must also maintain certain financial covenants: for the first year, a total annual recurring revenue leverage ratio not to exceed 0.8 to 1.0, tested on the last day of each fiscal quarter, and maintaining liquidity at times not less than $10.0 million, in each case as defined in the loan and security agreement; and thereafter, a total EBITDA net leverage ratio, tested each quarter, of not less than 5.00 to 1.00 from September 30, 2022 through and including June 30, 2023, not less than 4.00 to 1.00 from September 30, 2023 through and including June 30, 2024, and not less than 3.00 to 1.00 from September 30, 2024 and thereafter, and a fixed charge coverage ratio of not less than 1.10 to 1.100, tested on the last day of each calendar quarter.
If we fail to perform our obligations under these and other covenants, CIBC’s credit commitments could be terminated and any outstanding borrowings, together with accrued interest, under the credit or loan agreements could be declared immediately due and payable.
As of December 31, 2021, we were not in compliance with all of our debt covenants. Specifically, we were not in compliance with the covenant in our loan and security agreement with CIBC restricting investments in certain subsidiaries over a threshold of free cash flow (as defined by the debt agreement), however we obtained a waiver from CIBC. As of the date of this Annual Report on Form 10-K, we do not believe non-compliance with this covenant had a material impact on us or our operations. We expect to be in compliance with all debt covenants by the end of the fiscal quarter ended March 31, 2022.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2021:

	Payments due by period
	(in thousands)
	Less than 1 year	1-3 years	More than 3 years	Total
Principal payments on debt	$15,588	$2,707	$49,546	$67,841
Interest payments on debt	2,850	8,343	7,358	18,551
Finance lease commitments	816	476	—	1,292
Operating lease commitments	795	333	—	1,128
Total	$20,049	$11,859	$56,904	$88,812

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
Critical Accounting Estimates
Our consolidated financial statements included elsewhere herein have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For our accounting policies, see Note 2 to our consolidated financial statements contained elsewhere herein for a description of our significant accounting policies.
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
Certain annual contracts provide the customer the option to increase the minimum number of members and extend the contract term on a prospective basis or to purchase members beyond the minimum contracted number of members at a higher rate for a particular month. These options are accounted for when the customer exercises the option as they do not represent a material right and are accounted for as a contract modification.
Revenue is recognized net of applicable taxes imposed on the related transaction. The Company charges the customer on a monthly basis, in arrears, with typical payment terms being 30 days. A contract asset is the right to consideration for transferred goods or services and arises when the amount of revenue recognized exceeds amounts billed to a customer. As a result of a price increase in 2020 that was applicable to certain annual contracts and is being billed incrementally by the Company over a twelve month period, the Company recorded revenue for such contracts on a straight line basis over the twelve month period affected by the price increase. This resulted in contract assets that consist of unbilled receivables for revenue recognized in excess of billings. The contract asset will decrease as the price increase is applied to the amounts billed to customers, over the twelve month period. The Company recorded an immaterial amount and $1.2 million of contract assets for unbilled receivables within Other current assets on the Company’s consolidated balance sheet as of December 31, 2021 and 2020, respectively. Since the Company's performance obligation is satisfied monthly, at any reporting period, the Company has no unsatisfied, or partially unsatisfied, performance obligations.
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
Following our initial public offering, it has not been necessary to estimate the fair value of our common stock, as our shares are traded in the public market.
STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation under the fair value recognition and measurement provisions of GAAP. Those provisions require all stock-based awards granted to employees, including stock options and restricted stock units, to be measured based on fair value at the date of grant, with the resulting expense generally recognized in the consolidated statements of income over the period during which the employee is required to perform service in exchange for the award.
The Company utilizes the Black-Scholes option pricing model to determine the estimated fair value of stock options.
The Black-Scholes option pricing model requires management to make a number of assumptions, including the fair value and expected volatility of the Company’s underlying common stock, expected life of the award, risk-free interest rate and expected dividend yield. The fair value of common stock is determined by the Board of Directors based on a number of factors, including independent third-party valuations of our common stock, which consider estimates of our future performance and valuations of comparable companies. The Company also considers prices at which others have purchased our stock, and the likelihood and timing of achieving a liquidity event. When awards are granted or revalued between the dates of valuation reports, the Company considers the change in common stock fair value and the amount of time that lapsed between the two reports to determine whether to use the latest common stock valuation or an interpolation between two valuation dates for purposes of valuing stock-based awards. Subsequent to the completion of the IPO, the fair value of the Company’s underlying common stock is determined by the closing price, on the date of grant, of its Class A common stock, which is traded on the Nasdaq Global Select Market.
All RSUs granted to employees before the effectiveness of the IPO Registration Statement were measured based on the fair value of the underlying common stock on the grant date, which was consistent with the factors described within the Black-Scholes option pricing model. All RSUs granted to employees after the effectiveness of the IPO Registration Statement are measured based on the fair value of the underlying common stock on the grant date, which is determined by the closing price, on the date of the grant, of its Class A common stock, which is traded on the Nasdaq Global Select Market.
Refer to Note 9 for further detail over stock-based compensation and the stock incentive plans of the Company.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Expensify, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Expensify, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, convertible preferred stock and stockholders’ deficit, and cash flows, for the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with U.S generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.
San Francisco, California
March 31, 2022

Expensify, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31,
	2021	2020
Assets
Cash and cash equivalents	$98,398	$34,401
Accounts receivable, net	15,713	10,024
Settlement assets	21,880	14,308
Prepaid expenses	7,436	927
Related party loan receivable, current	14	600
Other current assets	14,201	3,404
Total current assets	157,642	63,664
Capitalized software, net	6,359	3,722
Property and equipment, net	15,930	15,363
Lease right-of-use assets	2,202	3,733
Deferred tax assets, net	370	418
Other assets	710	833
Total assets	$183,213	$87,733
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Accounts payable	$3,752	$2,328
Accrued expenses and other liabilities	11,046	3,535
Borrowings under line of credit	15,000	15,000
Current portion of long-term debt, net of issuance costs	549	2,454
Lease liabilities, current	1,549	1,575
Settlement liabilities	21,680	14,308
Total current liabilities	53,576	39,200
Lease liabilities, non-current	802	2,350
Deferred tax liabilities, net	—	916
Other liabilities	153	877
Long-term debt, net of issuance costs	52,067	30,321
Total liabilities	106,598	73,664
Commitments and contingencies (Note 12)
Convertible preferred stock, par value $0.0001; 0 and 4,203,139 shares authorized, issued and outstanding as of December 31, 2021 and 2020, respectively; (aggregate liquidation preference of $0 and $24,929,457 as of December 31, 2021 and 2020, respectively)	—	45,105
Stockholders' equity (deficit):
Common stock, par value $0.0001; 1,000,000,000 and 95,000,000 shares of Class A common stock authorized as of December 31, 2021 and 2020, respectively; 67,844,060 and 29,366,940 shares of Class A common stock issued and outstanding as of December 31, 2021 and 2020, respectively; 25,000,000 and 0 shares of LT10 common stock authorized as of December 31, 2021 and 2020, respectively; 7,332,640 and 0 shares of LT10 common stock issued and outstanding as of December 31, 2021 and 2020, respectively; 25,000,000 and 0 shares of LT50 common stock authorized as of December 31, 2021 and 2020, respectively; 6,224,160 and 0 shares of LT50 common stock issued and outstanding as of December 31, 2021 and 2020, respectively
	6	—
Additional paid-in capital	142,515	21,312
Accumulated deficit	(65,906)	(52,348)
Total stockholders' equity (deficit)	76,615	(31,036)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$183,213	$87,733

Expensify, Inc.
Consolidated Statements of Income
(in thousands, except share and per share data)

	Year ended December 31,
	2021	2020	2019
Revenue	$142,835	$88,072	$80,460
Cost of revenue, net	53,693	32,414	31,985
Gross margin	89,142	55,658	48,475
Operating expenses:
Research and development	10,988	6,728	4,110
General and administrative	60,742	33,372	15,930
Sales and marketing	27,664	9,888	27,188
Total operating expenses	99,394	49,988	47,228
(Loss) income from operations	(10,252)	5,670	1,247
Interest and other expenses, net	(3,480)	(2,718)	(2,757)
(Loss) income before income taxes	(13,732)	2,952	(1,510)
Benefit (provision) for income taxes	174	(4,662)	2,751
Net (loss) income	$(13,558)	$(1,710)	$1,241

Less: income allocated to participating securities	—	—	(1,241)
Net loss attributable to common stockholders	$(13,558)	$(1,710)	$—
Net loss per share attributable to Class A, LT10 and LT50 common stockholders:
Basic and diluted	$(0.36)	$(0.06)	$—
Weighted-average shares of common stock used to compute net loss per share attributable to Class A, LT10 and LT50 common stockholders:
Basic and diluted	38,039,222	27,424,480	25,921,890

Expensify, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Year Ended December 31,
(in thousands, except share and per share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	4,203,139	$45,105	24,522,320	$—	$—	$(51,879)	$(51,879)
Issuance of common stock upon exercise of stock options	—	—	2,122,810	—	482	—	482
Stock-based compensation	—	—	—	—	1,706	—	1,706
Repurchase of common stock	—	—	(55,200)	—	(14)	—	(14)
Net income	—	—	—	—	—	1,241	1,241
Balance at December 31, 2019	4,203,139	$45,105	26,589,930	$—	$2,174	$(50,638)	$(48,464)
Issuance of common stock upon exercise of stock options	—	—	2,777,010	—	1,301	—	1,301
Stock-based compensation	—	—	—	—	17,837	—	17,837
Net loss	—	—	—	—	—	(1,710)	(1,710)
Balance at December 31, 2020	4,203,139	$45,105	29,366,940	$—	$21,312	$(52,348)	$(31,036)
Conversion of convertible preferred stock to common stock	(4,203,139)	(45,105)	42,031,390	5	45,100	—	45,105
Issuance of common stock upon exercise of warrants	—	—	428,067	—	—	—	—
Issuance of common stock upon initial public offering	—	—	2,608,696	—	57,458	—	57,458
Issuance of common stock upon exercise of stock options	—	—	6,965,767	1	3,504	—	3,505
Vesting of early exercised stock options	—	—	—	—	567	—	567
Stock-based compensation	—	—	—	—	14,574	—	14,574
Net loss	—	—	—	—	—	(13,558)	(13,558)
Balance at December 31, 2021	—	$—	81,400,860	$6	$142,515	$(65,906)	$76,615

Expensify, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(13,558)	$(1,710)	$1,241
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,197	3,248	2,845
Reduction of operating lease right-of-use assets	741	1,311	1,192
Loss on impairment, receivables and sale or disposal of equipment	319	162	60
Stock-based compensation	14,574	17,837	1,706
Amortization of debt issuance costs	32	32	32
Deferred tax assets	48	2,437	(2,855)
Deferred tax liabilities	(916)	916	—
Changes in assets and liabilities:
Accounts receivable	(6,006)	(2,170)	(1,955)
Settlement assets	173	2,878	1,599
Prepaid expenses	(6,509)	270	3,628
Other current assets	(4,100)	(1,393)	45
Related party loan receivable	586	—	—
Other assets	124	(248)	(31)
Accounts payable	1,424	(714)	446
Accrued expenses and other liabilities	7,511	1,774	226
Operating lease liabilities	(801)	(1,374)	(1,252)
Settlement liabilities	7,372	(16,548)	5,503
Other liabilities	(725)	877	—
Net cash provided by operating activities	5,486	7,585	12,430
Cash flows from investing activities:
Purchase of property and equipment	(2,706)	(2,488)	(3,235)
Proceeds from sale or disposal of property and equipment	—	2	4
Software development costs	(4,908)	(1,809)	(1,673)
Net cash used by investing activities	(7,614)	(4,295)	(4,904)
Cash flows from financing activities:
Principal payments of finance leases	(774)	(808)	(793)
Principal payments of term loan	(25,191)	(319)	(39)
Proceeds from term loan	45,000	—	—
Principal payments of line of credit	—	(1,000)	—
Proceeds from line of credit	—	9,613	5,500
Repurchases of common stock	—	—	(14)
Vesting of restricted common stock	567	—	—
Proceeds from initial public offering, net of underwriters' discounts and commissions	57,458	—	—
Proceeds from issuance of common stock on exercise of stock options	3,505	1,301	482
Net cash provided by financing activities	80,565	8,787	5,136
Net increase in cash and cash equivalents	78,437	12,077	12,662
Cash and cash equivalents and restricted cash, beginning of period	46,878	34,801	22,139
Cash and cash equivalents and restricted cash, end of period	$125,315	$46,878	$34,801
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,082	$2,929	$2,708

Cash paid for income taxes	$6,922	$150	$216
Noncash investing and financing items:
Commercial building and land acquired with long-term debt (net of issuance costs of $8,226)	$—	$—	$10,644
Right-of-use assets acquired with lease liabilities	$—	$1,260	$1,210
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$98,398	$34,401	$9,990
Restricted cash included in other current assets	8,651	1,955	421
Restricted cash included in other assets	47	48	246
Restricted cash included in settlement assets	18,219	10,474	24,144
Total cash, cash equivalents and restricted cash	$125,315	$46,878	$34,801

Expensify, Inc.
Notes to Consolidated Financial Statements

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
In early 2020, Expensify launched the Expensify credit card (the Expensify Card). Expensify primarily distributes the Expensify Card to large corporate customers in the U.S. that subsequently distribute the card to their employees for business use. The Expensify Card allows customers to have real-time control over their employees' spending and compliance with spending limits in addition to eReceipt reporting on purchases made.
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
•Expensify established a wholly-owned subsidiary, 401 SW 5th Ave LLC, in 2019 with the subsidiary’s primary purpose being to hold title to the commercial building purchased in Portland, Oregon.
•Expensify established a wholly-owned subsidiary, Expensify.org, in 2019 which is a nonprofit benefit organization. Expensify.org is included within the consolidated financial statements of Expensify as Expensify has both a majority voting interest in the board of Expensify.org and an economic interest in the organization. In early 2020 with the introduction of the Expensify Card, Expensify committed to donate 10% of its consideration received from a vendor for monetizing Expensify Card activities to Expensify.org in addition to lump sum discretionary contributions. Beginning in January 2021, an additional commitment was made to donate 25 cents for every dollar Expensify paid to white male Expensify employees to Expensify.org to fund social justice and equity efforts. For the years ended December 31, 2021 and 2020, Expensify, Inc. contributed $3.1 million and $0.1 million to Expensify.org, respectively. $0.3 million in commitments from Expensify, Inc. remain open for contribution as of December 31, 2021. An immaterial amount in commitments from Expensify, Inc. remained open for contribution as of December 31, 2020. All intercompany transactions and balances have been eliminated in consolidation. Any contributions from Expensify.org to a charitable organization is recorded as an expense within General and administrative expenses on the consolidated financial statements upon payment. Contributions from Expensify.org to a charitable organization were immaterial during the years ended December 31, 2021, 2020 and 2019, respectively.
•Expensify established wholly-owned subsidiaries, Expensify Canada Inc. and Expensify Netherlands B.V., in 2020 that primarily serve to promote and market Expensify's services to customers and potential customers of the Company in Canada and the Netherlands, respectively.

Expensify, Inc.
Notes to Consolidated Financial Statements

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
Basis of Presentation and Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Expensify and its wholly-owned subsidiaries (the Company) and have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). All intercompany transactions and balances have been eliminated in consolidation.
Stock Split – On October 27, 2021, the Company effected a ten-for-one stock split of its common stock. All share and per share information has been retroactively adjusted to reflect the stock split for all periods presented.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Risks and Uncertainties – The Company evaluates its operations periodically to determine if any risks and uncertainties exist that could impact its operations in the near term. During December 2019, the novel coronavirus (COVID-19) emerged and subsequently spread worldwide. The World Health Organization declared COVID-19 a global pandemic in March 2020, resulting in federal, state and local governments and private entities implementing various restrictions, including travel restrictions,

Expensify, Inc.
Notes to Consolidated Financial Statements

restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. The Company has been actively monitoring COVID-19 and its impact globally. Management believes the remote working arrangements and travel restrictions imposed by various governmental jurisdictions as a result of COVID-19 had limited impact on the Company's ability to maintain internal operations during the years ended December 31, 2021 and 2020, respectively.
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
The Company does not believe that there are any significant risks as a result of the COVID-19 pandemic that have not already been disclosed in the consolidated financial statements.
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
Significant estimates and assumptions by management affect the Company’s revenues, fair value of common stock, classification of employee and employee-related expenses, the useful lives and recoverability of long-lived assets, income taxes, capitalization of internal-use software costs, incremental borrowing rates for finance and operating lease right-of-use assets and finance and operating lease liabilities, and stock-based compensation.
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
Cash and Cash Equivalents – Cash consists of funds deposited with banks. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The recorded carrying amount of cash equivalents, which is cost plus accrued interest, if any, approximates fair value. As of December 31, 2021 and 2020, the Company had no cash equivalents.
Restricted Cash – Restricted cash amounts included within Other assets on the consolidated balance sheets as of December 31, 2021 and 2020 relate to cash deposited with a Commercial Bank required as collateral for corporate credit cards issued by the respective Commercial Bank in the U.S. and UK as well as bank-to-bank transfers in the UK. These restricted cash amounts are considered immaterial. The Company also has an immaterial amount of cash required to be held within a trust account for monthly management and maintenance operating fees for the 401 SW 5th Ave commercial building owned by the Company and an immaterial amount of restricted cash to be held as a general short-term

Expensify, Inc.
Notes to Consolidated Financial Statements

reserve with a Commercial Bank for Expensify Payments LLC. These restricted cash amounts are included within Other current assets on the consolidated balance sheets.
In addition, cash in transit for funds held for customers to the Company's Payment Processor and Expensify Card collateral for funds held for customers represent restricted cash maintained in segregated Company bank accounts that are held for the exclusive benefit of customers. The Company restricts the use of the assets underlying the funds held for customers to meet regulatory requirements and classifies the assets as current based on their purpose and availability to fulfill the Company’s direct obligation under funds due to customers. These restricted cash amounts are included within Other current assets on the consolidated balance sheets. Refer to Note 6 for the breakout of these amounts within Other current assets as of December 31, 2021 and 2020.
The Company also includes restricted cash amounts within Other current assets on the consolidated balance sheets for cash held by Expensify.org. This cash is restricted for use towards social justice and equity efforts of Expensify.org and is classified as current based on the immediate availability of the cash towards fulfilling these efforts. Refer to Note 6 for the breakout of these amounts within Other current assets as of December 31, 2021 and 2020.
Restricted cash also includes amounts included within Settlement assets for funds held for customers that are deposited into a Commercial Bank account held by the Company for the benefit of the customers until remitted to the customer's members. Refer to the Settlement assets and liabilities policy note below for further detail.
Accounts Receivable and Allowance for Doubtful Accounts – Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of the accounts receivable. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Past due balances over 60 days and other higher risk amounts are reviewed individually for collectability. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to an established allowance for doubtful accounts. Balances that remain outstanding after the Company has used reasonable collection efforts are written off no later than 90 days past due. The Company recorded an immaterial amount of allowance for doubtful accounts as of December 31, 2021 and 2020, respectively.
Concentrations of Credit Risk – Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with federally insured commercial banks in the United States that may at times exceed federally insured limits. Management believes that these financial institutions are financially sound, and the Company has not experienced material losses to date. The Company generally does not require collateral or other security in support of accounts receivable except for the restricted cash accounts discussed in the respective Restricted cash policy note above. There were no customers representing 10% or more of revenue during the years ended December 31, 2021, 2020, and 2019. In addition, there were no customers representing 10% or more of accounts receivable as of December 31, 2021 and 2020.
Settlement Assets and Liabilities – Settlement assets and liabilities arise due to the time required between the approval of an expense reimbursement and settlement of funds in the member's account facilitated by a third-party vendor used by the Company for settlement. Funds are collected from customers by the Company and are deposited into a Commercial Bank account held by the Company for the benefit of the customers until remitted to the customer's members. Upon an approved request for expense reimbursement from customers, the Company initiates the transaction from its Commercial Bank accounts where funds are held and remits the funds directly to the customer's users after a clearing period of three business days, including the day of the transaction. For reimbursement of transactions through the Expensify Card, the clearing period is typically two business days, including

Expensify, Inc.
Notes to Consolidated Financial Statements

the day of transaction, for the funds to be settled. The Company records settlement receivable and corresponding liability upon approval of the expense reimbursement. Settlement receivables are reported on the consolidated balance sheets when the approval of the expense reimbursement occurs until the funds are cleared in the Company's Commercial Bank account. The Commercial Bank account and settlement receivables roll up into the Settlement assets financial statement line item on the consolidated balance sheets. Any Settlement asset balance that remains outstanding after five business days is written off by the Company. Write offs related to the Settlement asset balances of the Company for the years ended December 31, 2021 and 2020 were immaterial. The Company did not record an allowance for doubtful accounts against the Settlement assets as write offs to date have been immaterial. Settlement liability is reported on the consolidated balance sheets from when the expense reimbursement is approved until the funds are cleared in the member's account.
Leases – The Company determines if an arrangement is a lease at inception by evaluating whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. The Company determines the classification of the lease, whether operating or financing, at the lease commencement date, which is the date the leased assets are made available for use.
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
The Company’s lease terms may include options to extend or terminate the lease, and the Company includes those options in the lease terms when it is reasonably certain it will exercise them. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Lease expense for finance lease payments is recognized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. The Company made the policy election to account for short-term leases by recognizing the lease payments in the income statement on a straight-line basis over the lease term and not recognizing these leases on the Company’s consolidated balance sheets. Variable lease payments are recognized in the income statement in the period in which the obligation for those payments is incurred. The Company has real estate and data center equipment lease agreements with lease and non-lease components for which the Company has made the accounting policy election to account for these agreements as a single lease component. Modifications are assessed to determine whether incremental differences result in new contract terms and accounted for as a new lease or whether the additional right-of-use should be included in the original lease and continue to be accounted with the remaining ROU asset.
Property and Equipment – Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, typically three years for computer equipment, five years for furniture and fixtures and thirty years for buildings. Land has an unlimited useful life and is not depreciated. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposal, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is reflected in the consolidated statements of income. To date, gains or losses from disposition of property and equipment have been immaterial.
Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No depreciation is recorded for construction in progress until

Expensify, Inc.
Notes to Consolidated Financial Statements

such time as the relevant assets are completed and put into use. Construction in progress as of December 31, 2021 and 2020 represents leasehold improvements under installation.
Capitalized Software Development Costs – The Company capitalizes internal and external costs directly related to obtaining or developing internal-use software during the application development stage of the projects. Additionally, the Company capitalizes qualifying costs incurred for upgrades and enhancements that result in additional functionality to existing software. Maintenance activities or minor upgrades are expensed in the period performed. The Company's internal-use software is reported at cost less accumulated amortization. Amortization begins once the project is ready for its intended use, which is usually when the software code goes into production. The Company amortizes the asset on a straight-line basis over a period of three years, which is the estimated useful life. During the years ended December 31, 2021, 2020 and 2019, the Company capitalized $4.9 million, $1.8 million and $1.7 million, respectively, in software development costs.
Long-Lived Assets – Long-lived assets, primarily capitalized software development costs, property and equipment and lease right-of-use assets, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When indications of impairment are present and the estimated undiscounted future cash flows from the use of the asset are less than the asset's carrying value, the related asset will be written down to fair value. Any impairment losses are included in general and administrative operating expenses on the consolidated statements of income. Impairment losses on long-lived assets were immaterial for the years ended December 31, 2021, 2020 and 2019.
Deferred Offering Costs – Deferred offering costs consist primarily of accounting, legal, and other fees related to the IPO. Upon completion of the IPO, deferred offering costs of $8.0 million were reclassified to stockholders’ equity and recorded net against the IPO proceeds. The Company had no capitalized deferred offering costs as of December 31, 2021 and 2020, respectively.
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

Expensify, Inc.
Notes to Consolidated Financial Statements

Certain annual contracts provide the customer the option to increase the minimum number of members and extend the contract term on a prospective basis or to purchase members beyond the minimum contracted number of members at a higher rate for a particular month. These options are accounted for when the customer exercises the option as they do not represent a material right and are accounted for as a contract modification.
Revenue is recognized net of applicable taxes imposed on the related transaction. The Company charges the customer on a monthly basis, in arrears, with typical payment terms being 30 days. A contract asset is the right to consideration for transferred goods or services and arises when the amount of revenue recognized exceeds amounts billed to a customer. As a result of a price increase in 2020 that was applicable to certain annual contracts and is being billed incrementally by the Company over a twelve month period, the Company recorded revenue for such contracts on a straight line basis over the twelve month period affected by the price increase. This resulted in contract assets that consist of unbilled receivables for revenue recognized in excess of billings. The contract asset will decrease as the price increase is applied to the amounts billed to customers, over the twelve month period. The Company recorded an immaterial amount and $1.2 million of contract assets for unbilled receivables within Other current assets on the Company’s consolidated balance sheet as of December 31, 2021 and 2020, respectively. Since the Company's performance obligation is satisfied monthly, at any reporting period, the Company has no unsatisfied, or partially unsatisfied, performance obligations.
Cashback Rewards – Beginning in August 2021, the Company offers a cashback rewards program to all customers based on volume of Expensify card transactions and SaaS subscription tier. Cashback rewards are earned on a monthly basis and paid out the following month. The Company considers their cashback payments to customers as consideration payable to a customer under the scope of ASC 606 and it is therefore recorded as contra revenue within Revenue on the consolidated statements of income. The Company records a cashback rewards liability that represents the consideration payable to customers for earned cashback rewards. The cashback rewards liability is impacted over time by customers meeting eligibility requirements in conjunction with the SaaS subscription tier of the customer and the timing of payments to customers. The accrued cashback rewards liability was $0.2 million as of December 31, 2021 and is recorded within Accrued expenses and other liabilities on the consolidated balance sheets. The cashback rewards cost was $1.1 million during the year ended December 31, 2021.
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
The Black-Scholes option pricing model requires management to make a number of assumptions, including the fair value and expected volatility of the Company’s underlying common stock, expected life of the award, risk-free interest rate and expected dividend yield. Prior to the IPO, the fair value of common stock was determined by the Board of Directors based on a number of factors, including independent third-party valuations of our common stock, which considered estimates of our future performance and valuations of comparable companies. The Company also considered prices at which others have purchased our stock, and the likelihood and timing of achieving a liquidity event. When awards were granted or revalued between the dates of valuation reports, the Company considered the change in common stock fair value and the amount of time that lapsed between the two reports to determine whether to use the latest common stock valuation or an interpolation between two valuation

Expensify, Inc.
Notes to Consolidated Financial Statements

dates for purposes of valuing stock-based awards. Subsequent to the completion of the IPO, the fair value of the Company’s underlying common stock is determined by the closing price, on the date of grant, of its Class A common stock, which is traded on the Nasdaq Global Select Market.
The Company granted employees restricted stock units (RSUs) that settle in shares of Class A and LT50 common stock, which became effective immediately before the effectiveness of the IPO Registration Statement on November 9, 2021. All RSUs granted to employees after the effectiveness of the IPO Registration Statement have a service condition only and are recognized on a straight-line basis over the requisite service period of the award, which is generally the RSU vesting term of eight years. The Company measures these RSUs granted based on the fair value of the underlying common stock on the grant date, which is determined by the closing price, on the date of the grant, of its Class A common stock, which is traded on the Nasdaq Global Select Market.
All RSUs granted to employees before the effectiveness of the IPO Registration Statement were considered RSUs with both a service and performance condition for accounting purposes. The Company measures these RSUs based on the fair value of the underlying common stock on the grant date, which was consistent with the factors described within the Black-Scholes option pricing model. Once the performance condition was satisfied for these RSUs on November 9, 2021, the Company recognized a cumulative one-time stock-based compensation expense for the service period satisfied prior to this date. All remaining stock-based compensation for these awards will be recognized over the remaining service period using an accelerated graded method. The service period of these awards is the RSU vesting term of eight years.
The Company granted RSUs in November 2021 to its Non-Employee Directors, which is comprised solely of the Company's Audit Committee members, in connection with each member's initial appointment to the Board of directors and consummation of the IPO. All RSUs granted to Non-Employee Directors settle in shares of Class A common stock and are recognized on a straight-line basis over the requisite service period of the award, which is generally the initial RSU grant vesting term of three years. Subsequent to the initial RSUs granted, the Company will grant RSUs to Non-Employee Directors on an annual basis at each annual stockholders' meeting that will vest upon the earlier of the satisfaction of a service condition or a performance condition, which is considered a change in control event. These annual RSU grants will be recognized on a straight-line basis over the requisite service period of the award, which is one year. Furthermore, RSUs will be granted to Non-Employee Directors on a quarterly basis as a retainer for their services, which vest only upon the satisfaction of a service condition. These annual RSU grants will be recognized on a straight-line basis over the requisite service period of the award, which is three months. The Company measures all RSUs granted to Non-Employee Directors based on the fair value of the underlying common stock on the grant date, which is determined by the closing price, on the date of the grant, of its Class A common stock, which is traded on the Nasdaq Global Select Market. With the exception of the RSUs granted to Non-Employee Directors in November 2021, there were no other RSUs granted to Non-Employee Directors during the year ended December 31, 2021.
Forfeitures are recorded as they occur for all RSUs. Refer to Note 9 for further detail over stock-based compensation and the stock incentive plans of the Company.
Employee Stock Option Exercise Cash Bonus – In June 2021 for the Company's named executive officers and in July 2021 for all other employees, the Company determined that it would pay a cash bonus to each of its employees in a value that approximates the cost of each employee exercising 45% of their total stock options issued, limited by the total stock options outstanding as of June 15, 2021, including the tax withholding applicable to each employee. The Company included both vested and unvested stock options outstanding and held by each existing employee as of June 15, 2021 in determining the cash bonus paid to each employee.
In addition to using the exercise cost of the stock options through June 15, 2021, the Company relied on an estimate to determine the tax withholding that could be applicable to each employee based on if they were to exercise the stock options. In order to determine this estimate, the Company relied on

Expensify, Inc.
Notes to Consolidated Financial Statements

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
During the year ended December 31, 2021, the Company recorded bonus expenses related to the employee stock option exercise cash bonus of $48.4 million. All bonuses were fully paid to employees during the year ended December 31, 2021. Of the total bonus expenses related to the employee stock option exercise cash bonus during the year ended December 31, 2021, the bonus expense for the Company's named executive officers was $7.9 million.
Employee stock option exercise cash bonus is included in the following components of expenses on the accompanying consolidated statements of income (in thousands):

Year ended December 31,
2021
Cost of revenue, net	$13,708
Research and development	8,550
General and administrative	21,174
Sales and marketing	4,984
Total	$48,416

Employee cash bonuses capitalized as internally developed software costs were $1.5 million for the year ended December 31, 2021.
Employee and Employee-Related Expenses – Allocating our employee and employee-related expenses, which consist of contractor costs, employee salary and wages, stock-based compensation and travel and other employee-related costs, to their appropriate financial statement line items on the consolidated statements of income, requires us to make estimates and judgments as a result of our generalist model and organizational structure. We base our estimates for allocating employee and employee related expenses on our internal time tracking tools. Management reviews the estimates each reporting period to evaluate the estimate of the allocated amounts to each expense financial statement line item in the consolidated financial statements.
Cost of Revenue, Net – Cost of revenue, net primarily consists of expenses related to hosting the Company’s service, including the costs of data center capacity, credit card processing fees, third-party software license fees, amortization of finance lease right-of-use assets, outsourcing costs to support customer service and outsourcing costs to support and process the SmartScan technology, net of consideration from a vendor for monetizing Expensify Card activities. This consideration, net of credit card processing fees paid to the vendor, is included as a reduction to cost of revenue of $2.9 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively. There was an immaterial amount of consideration, net of credit card processing fees paid to the vendor, during the year ended December 31, 2019. Additional costs include amortization expense on capitalized software development costs and personnel-related expenses, including stock-based compensation, cash bonuses and employee costs attributable to supporting our customers and maintenance of our platform.
Research and Development – Research and development expenses consist primarily of personnel-related expenses, including stock-based compensation, incurred in the planning and preliminary project stage and post-implementation stage of new products or enhancing existing products or services. We capitalize certain software development costs that are attributable to developing or adding significant functionality to our internal-use software during the application development stage

Expensify, Inc.
Notes to Consolidated Financial Statements

of the projects. All research and development expenses, excluding capitalized software development costs, are expensed as incurred.
General and Administrative - General and administrative expenses primarily consist of personnel-related expenses, including stock-based compensation for executive management and any employee time allocated to administrative functions, including finance and accounting, legal, and human resources. In addition to personnel-related expenses, general and administrative expenses consist of rent, utilities, depreciation on property and equipment and external professional services, including accounting, audit, tax, finance, legal and compliance, human resources and information technology. General and administrative expenses are expensed as incurred.
Sales and Marketing – Sales and marketing primarily consist of personnel-related expenses, including stock-based compensation, advertising expenses, branding and public relations expenses, referral fees for strategic partnerships and other benefits that the Company provides to its referral and affiliate partners. The Company expenses the costs of sales and marketing, including promotional expenses, as incurred.
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
The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies any liabilities for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.
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
California Assembly Bill 85 (AB 85) was signed into law by the governor on June 29, 2020. The legislation suspends the California net operating loss deductions for 2020, 2021 and 2022 for certain taxpayers and imposes a limitation of California tax credits utilization for 2020, 2021 and 2022. The legislation disallows the use of California net operating loss deductions if the taxpayer recognizes business income and its income subject to tax is greater than $1 million. Additionally, business credits will only offset a maximum of $5 million of California tax liability. The Company has estimated its 2021 California state taxable income to be below $1 million. As such, the Company will be eligible to use California net operating loss deductions and California tax credits in 2021.

Expensify, Inc.
Notes to Consolidated Financial Statements

On February 9, 2022, California Senate Bill 133 (SB 133) was signed into law. The new bill lifted the 2022 limitation for California net operating losses and tax credit utilization disallowed by AB 85. Given the Company’s expected taxable loss position in 2021, this legislation will not impact the provision for the year ended December 31, 2021. The Company will continue to monitor possible California net operating loss and credit limitations in future periods.
Net Loss Per Share Attributable to Common Stockholders - The Company computes net loss per share attributable to common stockholders using the two-class method required by ASC 260, Earnings per Share, for participating securities. All series of the Company's previously outstanding convertible preferred stock were participating securities as the holders of such stock were entitled to receive stated noncumulative dividends when and if declared and then they could participate on a pari passu basis in the event that a dividend was paid on common stock. The holders of previously outstanding convertible preferred stock did not have a contractual obligation to share in the Company’s losses. The undistributed earnings were allocated between common stock and participating securities as if all earnings had been distributed during the period presented.
Since the Company has not declared dividends, the undistributed earnings are first allocated to the previously outstanding convertible preferred stock up to the amount of the undeclared stated dividends. However, since the amount of the undeclared stated dividends exceeds available undistributed earnings for the year ended December 31, 2019, the dividend is allocated only up to the amount of available earnings. For the years ended December 31, 2021 and 2020, the Company generated a net loss and, therefore, no loss is allocated to the holders of the previously outstanding convertible preferred stock.
Basic net loss per share attributable to common stockholders is computed by dividing net loss for the period by the weighted-average number of outstanding shares of common stock during the period, less weighted-average shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by dividing net loss for the period by the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period using the more dilutive of the treasury stock method or if-converted method, as applicable. The dilutive effect of previously outstanding participating securities is calculated using the more dilutive of the treasury method or the two-class method. For periods in which the Company reports net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because potentially dilutive common shares are anti-dilutive.
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

	Year ended December 31,
	2021	2020	2019
Revenue by Customers' Geographic Locations
United States	$127,652	$79,108	$72,861
All other locations	15,183	8,964	7,599
Total revenue	$142,835	$88,072	$80,460

No individual customer represents more than 10% of the Company’s total revenue for the years ended December 31, 2021, 2020 and 2019.

Expensify, Inc.
Notes to Consolidated Financial Statements

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
Recent Accounting Pronouncements Not Yet Adopted – In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which requires an impairment model (known as the current expected credit loss (CECL) model) that is based on expected rather than incurred losses, with an anticipated result of more timely loss recognition. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The Company is in the process of determining key accounting interpretations, data requirements and necessary changes to our credit loss estimation methods, processes and systems. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2022 and interim periods therein. The Company is currently evaluating the impact of adoption of ASU No. 2016-13 on its consolidated financial statements and related disclosures.
NOTE 3 – CAPITALIZED SOFTWARE
Capitalized software development costs consisted of the following (in thousands):

	As of December 31,
	2021	2020
Capitalized software development costs	$10,966	$6,170
Less: accumulated amortization	(4,607)	(2,448)
	$6,359	$3,722

Amortization expense related to capitalized software development costs for the years ended December 31, 2021, 2020 and 2019 was $2.3 million, $1.0 million and $0.6 million, respectively. Amortization expense related to capitalized software development costs is recorded in Cost of revenue, net on the consolidated statements of income.

Expensify, Inc.
Notes to Consolidated Financial Statements

NOTE 4 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2021	2020
Computers and equipment	$311	$929
Furniture and fixtures	1,462	1,210
Leasehold improvements	7,106	6,937
Commercial building	6,493	6,493
Land	4,151	4,151
Construction in progress	2,391	304
	21,914	20,024
Less: accumulated depreciation and amortization	(5,984)	(4,661)
	$15,930	$15,363

For the years ended December 31, 2021, 2020 and 2019, depreciation and amortization expense related to Property and equipment was $2.1 million, $1.4 million and $1.4 million, respectively. Depreciation and amortization expense related to Property and equipment is recorded in General and administrative on the consolidated statements of income.
NOTE 5 – LEASES
The Company has operating leases for corporate offices and finance leases primarily for data center equipment. The operating and finance leases have remaining lease terms of one to two years. The operating and finance leases contain options to extend or terminate the lease. However, these were not included in the lease terms of the operating leases as the Company is not reasonably certain to exercise those options. The Company included options to extend the lease terms of the finance leases as the Company is reasonably certain to exercise those options.
During 2019, the Company entered into additional finance lease agreements to finance the acquisition of property and equipment (primarily data center equipment) valued at $315,792. These agreements expire at various dates during 2022. The related assets secure these leases. During 2019, the Company also entered into a two-year operating lease agreement for office space in the U.K. and recorded an operating lease right-of-use asset of $893,936.
In August 2020, the Company entered into a new finance lease agreement that combined several of the remaining data center equipment leases into one consolidated agreement with the same lessor. The new agreement updated the expiration date of the lease payments to July 31, 2023. All other terms and conditions of the finance lease agreements remained the same. During the year ended December 31, 2021, the Company did not enter into any additional finance lease agreements to finance the acquisition of new property and equipment. There were no new operating lease agreements entered into during the years ended December 31, 2021 and 2020.

Expensify, Inc.
Notes to Consolidated Financial Statements

The components of lease cost were as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Finance lease cost:
Amortization of ROU assets	$790	$827	$820
Interest on lease liabilities	42	39	44
Total finance lease cost	832	866	864
Operating lease cost	821	898	1,462
Short-term lease cost	128	549	358
Total lease cost	$1,781	$2,313	$2,684

Other information related to leases is as follows (in thousands):

	As of December 31,
	2021	2020
Finance lease ROU asset (included within Lease right-of-use assets)	$1,251	$2,041
Operating lease ROU asset (included within Lease right-of-use assets)	$951	$1,692
Weighted-average remaining lease term (in years):
Finance leases	1.58	2.58
Operating leases	1.40	2.31
Weighted-average discount rate:
Finance leases	2.5%	2.5%
Operating leases	5.3%	5.3%

	Year ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(880)	$(961)	$(1,509)
Operating cash flows from finance leases	(42)	(39)	(44)
Financing cash flows from finance leases	(774)	(808)	(793)
ROU assets obtained in exchange for operating lease liabilities	—	—	894
ROU assets obtained in exchange for finance lease liabilities	—	1,260	316

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

Expensify, Inc.
Notes to Consolidated Financial Statements

Maturities of lease liabilities as of December 31, 2021 were as follows (in thousands):

	Finance leases	Operating leases
For the year ending:
2022	$816	$795
2023	476	333
2024	—	—
2025	—	—
2026	—	—
Thereafter	—	—
Total lease payments	1,292	1,128
Less: imputed interest	(26)	(43)
Less: lease liabilities, current	(793)	(756)
Lease liabilities, non-current	$473	$329

Maturities of lease liabilities as of December 31, 2020 were as follows (in thousands):

	Finance leases	Operating leases
For the year ending:
2021	$816	$880
2022	816	795
2023	476	333
2024	—	—
2025	—	—
Thereafter	—	—
Total lease payments	2,108	2,008
Less: imputed interest	(68)	(123)
Less: lease liabilities, current	(774)	(801)
Lease liabilities, non-current	$1,266	$1,084

NOTE 6 – SIGNIFICANT BALANCE SHEET COMPONENTS
Other Current Assets – Other current assets consisted of the following (in thousands):

	As of December 31,
	2021	2020
Expensify.org restricted cash	$3,078	$—
Expensify Card posted collateral for funds held for customers	5,115	1,714
Cash in transit for funds held for customers	388	241
Contract assets	8	1,165
Expensify Payments LLC restricted cash	55	—
Income tax receivable	5,412	—
Other	145	284
	$14,201	$3,404

Expensify, Inc.
Notes to Consolidated Financial Statements

Accrued Expenses and Other Liabilities – Accrued expenses and other liabilities consisted of the following (in thousands):

	As of December 31,
	2021	2020
Accrued expense reports	$246	$73
Partner payouts and advertising fees	574	23
Hosting and license fees	36	134
Credit card processing fees	56	254
Professional and other fees	1,274	1,133
Sales, payroll and other taxes payable	4,936	1,250
Cashback rewards	239	—
Interest payable	783	490
Restricted common stock liability for early stock option exercises	2,443	—
Other	459	178
	$11,046	$3,535

NOTE 7 – FINANCING ARRANGEMENTS
Amortizing Term Mortgage – Under the amortizing term mortgage agreement with CIBC for the Company's commercial building in Portland, Oregon, the Company borrowed $8.3 million in August 2019, which requires interest and principal payments be made each month over a 30-year period. Interest accrues at a fixed rate of 5% per year until August 2024, at which point the interest rate changes to the Wall Street Journal Prime Rate minus 0.25% for the remaining term of the mortgage. The borrowings are secured by the building. As of December 31, 2021 and December 31, 2020, the outstanding balance of the amortizing term mortgage was $8.0 million and $8.1 million, respectively.
2021 Amended Term Loan - In September 2021, the Company amended and restated its loan and security agreement with CIBC (the 2021 amended term loan) to refinance the existing non-amortizing and amortizing term loans, establish a single term loan of up to $75.0 million, consisting of a $45.0 million initial term loan effective immediately with an option at a later date to enter into an additional $30.0 million delayed term loan, and increase the monthly revolving line of credit to $25.0 million. Approximately $23.5 million of the loan proceeds were used to immediately repay the remaining balances under the amortizing and non-amortizing term loans at the time of the amendment and restatement in September 2021 as well as the commitment fees and any other debt issuance costs associated with the amended agreement. The remaining proceeds from the initial term loan went towards the Company's normal business operations.
Under the 2021 amended term loan with CIBC, the initial term loan of $45.0 million entered into by the Company in September 2021 is payable over a 60 month period with principal and accrued interest payments due each quarter thereafter, which commences with the first payment due on September 30, 2021. Quarterly principal payments are fixed and will begin with quarterly payments of $0.1 million commencing on September 30, 2021 with increases to $0.2 million beginning October 1, 2024 and $0.6 million beginning October 1, 2025 with any remaining principal balance becoming due and payable at the end of the term loan in September 2026. The amounts borrowed are payable with interest at the bank’s reference rate plus 2.25% (5.5% as of December 31, 2021) beginning on September 30, 2021 and continuing on a quarterly basis through the end of the term loan. The borrowings are secured by substantially all the Company’s assets. As of December 31, 2021, the outstanding balance of the 2021 amended term loan was $44.9 million.

Expensify, Inc.
Notes to Consolidated Financial Statements

Upon completion of the IPO in November 2021, the Company became obligated to pay a $2.5 million success fee as part of the Company's 2021 amended term loan entered into with CIBC during September 2021. This amount was paid to CIBC in November 2021.
Monthly Revolving Line of Credit – The line of credit agreement with CIBC, as amended with the 2021 amended term loan entered into by the Company in September 2021, provides borrowings up to $25.0 million. As of December 31, 2020, the line of credit agreement with CIBC provided borrowings up to $15,000,000. Borrowings under the line bear interest at the bank’s reference rate plus 1.00% (4.25% as of December 31, 2021 and 2020) and are secured by substantially all of the Company’s assets. As of December 31, 2021 and 2020, the Company had drawn $15.0 million under the line of credit. As of December 31, 2021, the Company had $10.0 million of capacity available for borrowings under the line of credit. As of December 31, 2020, the Company had no capacity available for borrowings under the line of credit agreement.
Non-Amortizing Term Loan – Under the non-amortizing term loan agreement with CIBC, the Company borrowed $11.0 million in May 2018, and such agreement was amended in November 2018. The term loan is an interest-only loan (fixed at 9.5% per year) for 60 months that becomes due and payable at the end of the note term in November 2023. The borrowings are secured by substantially all the Company’s assets. As of December 31, 2021, the non-amortizing term loan agreement with CIBC was fully paid off with the 2021 amended term loan entered into by the Company in September 2021. As of December 31, 2020, the outstanding balance of the non-amortizing term loan was $11.0 million.
Amortizing Term Loan – Under the amortizing term loan agreement with CIBC, the Company borrowed $14.0 million in November 2018, which requires interest-only payments on the outstanding borrowings through November 1, 2020. Beginning in November 2020, the amount outstanding at such time becomes payable over a 36-month period with principal and accrued interest payments due each month thereafter. The amounts borrowed are payable with interest at the bank’s reference rate plus 2.25% (5.5% at December 31, 2020) beginning in November 2020 through 2023. The borrowings are secured by substantially all the Company’s assets. As of December 31, 2021, the amortizing term loan agreement with CIBC was fully paid off with the 2021 amended term loan entered into by the Company in September 2021. As of December 31, 2020, the outstanding balance of the amortizing term loan was $13.8 million.
During the years ended December 31, 2021 and 2020, respectively, the Company incurred an immaterial amount of costs related to the amortizing term mortgage and term loan agreements. These debt issuance costs are reflected as a reduction of the carrying amount of the long-term debt and are being amortized to interest expense over the term of the agreements. As of December 31, 2021 and 2020, the unamortized debt issuance costs remaining are $0.2 million and $0.1 million, respectively.
Future aggregate annual principal payments on all long-term debt are as follows for the next five years:

Year ending December 31,	(in thousands)
2022	$15,588
2023	595
2024	715
2025	1,397
2026 and thereafter	49,546
$67,841
Less: discount for issuance costs	(225)
$67,616
Less: line of credit	(15,000)
Less: current portion, net of issuance costs	(549)
Total long-term debt, net of issuance costs	$52,067

Expensify, Inc.
Notes to Consolidated Financial Statements

The Company is subject to customary covenants under its revolving line of credit agreement, non-amortizing term loan agreement, amortizing term loan agreement, and 2021 amended term loan agreement, which unless waived by CIBC, restrict its and its subsidiaries' ability to, among other things, incur additional indebtedness, create or incur liens, permit a change of control or merge or consolidate with other companies, sell or transfer assets, pay dividends or make distributions, make acquisitions, investments or loans, or payments and prepayments of subordinated indebtedness, subject to certain exceptions. If the Company fails to perform its obligations under these and other covenants, CIBC’s credit commitments could be terminated and any outstanding borrowings, together with accrued interest, under the credit or loan agreements could be declared immediately due and payable.
As of December 31, 2021, the Company was not in compliance with all debt covenants, specifically the covenant restricting investments in certain subsidiaries over a threshold of free cash flow (as defined by the 2021 amended term loan), but obtained a waiver from CIBC. The Company believes that non-compliance with this covenant. The Company does not believe non-compliance with this covenant had any impact on the Company or its operations.The Company expects to be in compliance with all debt covenants by the end of the fiscal quarter ended March 31, 2022. As of December 31, 2020, the Company was in compliance with all debt covenants.
NOTE 8 – CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
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
Convertible Preferred Stock – Upon closing of the IPO, all convertible preferred stock then outstanding, was converted into 42,031,390 shares of common stock on a ten-for-one basis and reclassified into Class A common stock. As such, there is no convertible preferred stock outstanding as of December 31, 2021. As of December 31, 2020, convertible preferred stock consisted of the following:

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

Prior to the completion of the IPO, the significant features of the Company’s previously outstanding convertible preferred stock was as follows:
Dividend Provisions – The holders of Series A convertible preferred stock (Series A), Series B convertible preferred stock (Series B), Series B-1 convertible preferred stock (Series B-1) and Series C convertible preferred stock (Series C) were entitled to receive, when and if declared by the Board of Directors, noncumulative dividends at a rate of $0.07334, $0.21432, $0.4437 and $1.2454 per share per annum, respectively, adjusted for certain events, such as stock splits and combinations. After payment of such dividends, any additional dividends or distributions would be distributed among the holders of the convertible preferred stock and common stock pro rata based on the number of shares held by each holder. The Company has declared no dividends to date.

Expensify, Inc.
Notes to Consolidated Financial Statements

Liquidation Preference – In the event of any liquidation, dissolution or winding up of the Company, the holders of convertible preferred stock for Series A, Series B, Series B-1, or Series C then outstanding were entitled to be paid, prior and in preference to any distribution of any of the assets, funds, or proceeds available for distribution, the original issuance price per share equal to $0.9167, $2.67903, $5.54619, or $15.56770, respectively, plus declared but unpaid dividends. If assets were not sufficient to permit such payment, payment would have been made on a pro rata, equal priority, pari passu basis.
As the shares of convertible preferred stock contained liquidation features that were not solely within the Company’s control, these liquidation features resulted in the Series A, Series B, Series B-1 and Series C convertible preferred stock being classified as mezzanine equity rather than as a component of stockholders’ equity (deficit).
Conversion Rights – Upon closing of the IPO, each share of Series A, Series B, Series B-1 and Series C then outstanding automatically converted into ten fully paid and nonassessable shares of Class A common stock as the IPO gross proceeds exceeded $50 million.
Redemption Rights – Except in the case of liquidation, the convertible preferred stock was not redeemable at the option of the holder.
Voting Rights – The holders of each share of convertible preferred stock were entitled to the number of votes equal to the number of shares of common stock into which such shares were convertible.
Warrants – The Company issued warrants during various dates in 2013 and in December 2016 to purchase 430,080 shares of common stock in relation to the previous credit agreement entered into with Silicon Valley Bank.
Although the credit agreement was terminated in 2018, the common stock warrants remained outstanding until exercised or expired. The warrants issued in 2013 and 2016 were exercisable immediately at $0.07 and $0.53 per share, respectively, with expiration dates ten years after issuance. The Company recorded the common stock warrants in Additional paid-in capital at their grant date fair value which approximates the exercise price.
Following the completion of the IPO in November 2021, Silicon Valley Bank net exercised all common stock warrants then outstanding for 428,067 shares of Class A common stock. As such, there are no common stock warrants outstanding as of December 31, 2021. The following table discloses important information regarding common stock warrants issued and outstanding at December 31, 2020:

Date issued	Number of warrant shares	Fair value on issuance date (in thousands)	Exercisable through
September 2013	150,000	$10	September 2023
October 2013	150,000	10	October 2023
December 2016	130,080	69	December 2026
	430,080	$89

NOTE 9 – STOCK INCENTIVE PLANS
2009 and 2019 Stock Option Plans – In 2009, the Company’s Board of Directors approved the adoption of a stock plan (the 2009 Stock Plan). As amended in 2015, the 2009 Stock Plan permitted the Company to grant awards covering up to 16,495,150 shares of the Company’s common stock. In January 2018, the Company increased the number of shares of common stock reserved under the 2009 Stock Plan by 535,130 shares, from 16,495,150 shares to 17,030,280. In April 2019, the Company approved the adoption of a new stock plan (the 2019 Stock Plan). The 2019 Stock Plan permits the Company to grant up to 8,173,970 additional shares, increasing the overall common stock reserved for grant to 25,204,250 shares. In September 2021, under the 2019 Stock Plan, the Company's Board of

Expensify, Inc.
Notes to Consolidated Financial Statements

Directors approved and authorized 8,679,380 restricted stock units to be granted, which consisted of an aggregate of 4,339,690 shares of each of Class A and LT50 common stock effective as of immediately prior to the effectiveness of the Company's IPO Registration Statement on November 9, 2021. On November 9, 2021, the Company increased the common stock reserved for issuance under the 2019 Stock Plan, as amended and restated, to an aggregate of 16,856,770 shares of the Company's LT50 and Class A common stock.
Following the completion of the IPO, the Company did not and will not make any further grants under the 2009 Stock Plan or 2019 Stock Plan. However, these stock plans will continue to govern the terms and conditions of the outstanding awards granted under the 2009 Stock Plan and 2019 Stock Plan. Upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A or LT50 common stock underlying outstanding stock-based awards granted under the 2019 Stock Plan, an equal number of shares of Class A common stock will become available for grant under the 2021 Incentive Award Plan (2021 Plan) and 2021 Employee Stock Purchase and Matching Plan (ESPP and together with the 2021 Plan, the 2021 Incentive Plans) that was established immediately before the effectiveness of the IPO Registration Statement.
2021 Incentive Plans – In November 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Incentive Plans, which both became effective immediately before the effectiveness of the IPO Registration Statement and use a combined share reserve. Under the 2021 Incentive Plans, 11,676,932 shares of the Company's Class A common stock are reserved for issuance pursuant to a variety of stock-based awards, including incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock awards, RSUs, and other forms of equity and cash compensation under the 2021 Plan and purchase rights and matching awards under the ESPP. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Plans will be increased by the number of shares represented by awards outstanding under the 2009 Stock Plan and 2019 Stock Plan that become available for issuance following the effective date for certain reasons that include but not limited to expiration, cancellation or repurchase by the Company and will automatically increase each January 1, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (A) 6% of the aggregate number of shares of all classes of the Company's common stock outstanding on the immediately preceding calendar year, or (B) such lesser number of shares as determined by the Company’s board of directors or compensation committee; provided, however, that no more than 87,576,990 shares of stock may be issued upon the exercise of incentive stock options.
ESPP – The offering periods of the ESPP are three months long beginning on each March 15, June 15, September 15 and December 15 of each fiscal quarter, except for the initial offering period. The enrollment date for each offering period shall be the first day of the offering period, and the exercise date of each offering period shall be the last day of the offering period. The initial offering period will begin on March 15, 2022 with the first offering period thereunder ending on June 14, 2022.
The price at which Class A common stock is purchased under the ESPP will be equal to the average of the high and low fair market value of a share of the Company’s Class A common stock as of the last day of the offering period. At the end of each offering period, the Company may provide a discretionary match up to 1/10 of a share of the Company's Class A common stock for each share of Class A common stock purchased by or issued to an employee under the ESPP that is retained through the end of the applicable offering period. No fractional shares will be issued by the Company. The Company will round to the nearest full share for shares purchased by an employee as well as any matched shares issued to an employee under the ESPP. The match rate applicable to each offering period shall be limited to 1.5% of the shares of any class of Company capital stock outstanding as of the exercise date applicable to such offering period.

Expensify, Inc.
Notes to Consolidated Financial Statements

The Company will estimate the fair value of matched shares provided by the Company under the ESPP using the Black-Scholes option-pricing model on the date of grant. The Company will recognize stock-based expense related to the matched shares provided by the Company pursuant to its ESPP on a straight-line basis over the offering period, which is typically three months. As of December 31, 2021, no Class A common stock has been issued or purchased by employees under the ESPP.
Restricted Stock Units – The 2019 Stock Plan and the 2021 Plan authorize the grant of RSUs. No RSUs were granted as of December 31, 2020 for either plan. In September 2021, under the 2019 Stock Plan, the Company's Board of Directors approved and authorized 8,679,380 restricted stock units to be granted, which consisted of an aggregate of 4,339,690 shares of each of Class A and LT50 common stock effective as of immediately prior to the effectiveness of the Company's IPO Registration Statement on November 9, 2021. Of this total, 2,980,260 RSUs, comprised of 1,490,130 shares of each of Class A and LT50 common stock were considered granted for accounting purposes in September 2021 to the Company's named executive officers and certain members of management as the Company and these certain employees had a mutual understanding of the key terms and conditions of the award on the board approval date, which occurred on September 24, 2021. RSUs granted to employees in September 2021 vest upon the satisfaction of both a performance and service condition. The performance condition was satisfied immediately prior to the effectiveness of the IPO Registration Statement, which occurred on November 9, 2021. The service condition for these awards is satisfied over eight years with a cliff vest for 1/8 of the grant on September 15, 2022 and quarterly vesting of 1/32 of the grant every December 15, March 15, June 15 and September 15 thereafter until fully vested.
In November 2021, the Company granted 5,666,260 RSUs, comprised of 2,833,130 shares of each of Class A common stock and LT50 common stock, to certain employees that were not included in the September RSU grant. These RSUs only have a service condition, which is equivalent with the service condition of the awards granted in September 2021, and were deemed granted for accounting purposes on November 10, 2021, the date these certain employees had a mutual understanding of the key terms and conditions of the award.
Pursuant to the Company’s Non-Employee Director Compensation Program adopted under the 2021 Incentive Plans upon closing of the IPO, the Company granted 27,780 RSUs in total of shares of Class A common stock to members of the Company's audit committee during November 2021 in connection with each member's initial appointment to the Board of Directors and consummation of the IPO. For accounting purposes, the grant date was considered to be November 12, 2021 as this was the date the Company filed its IPO price pursuant to Rule 424(b)(4). The IPO price was a key determination of the number of RSUs awarded to members of the Audit Committee and therefore on this date the Company and each Audit Committee member had a mutual understanding of the key terms and conditions of the awards granted. The RSUs granted vest upon the earlier of the satisfaction of a service condition or a performance condition, which is considered a change in control event. The service condition for these awards is satisfied over three years with quarterly vesting of the grant until fully vested.
During the year ended December 31, 2021, RSU activity was as follows:

	Class A Common Stock(1)	LT50 Common Stock(1)	Weighted average grant date fair value per share
Outstanding at December 31, 2020	—	—	$—
RSUs granted	4,351,040	4,323,260	$33.79
RSUs vested	—	—	$—
RSUs cancelled/forfeited/expired	(21,510)	(21,510)	$41.06
Outstanding at December 31, 2021	4,329,530	4,301,750	$33.75

(1)Class A common stock and LT50 common stock both became effective on November 9, 2021, which is the date of effectiveness of the Company's IPO Registration Statement.

Expensify, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2021, there was $282.0 million of unamortized stock-based compensation cost related to unvested RSUs, which is expected to be recognized over the remaining weighted average life of 6.92 years.
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
Under both stock plans, most options typically vest over four years and are exercisable at any time after the grant date. Each employee has the right to exercise unvested stock options for restricted common stock. However, if the employee is terminated either voluntarily or involuntarily prior to all of the exercised options vesting, the Company has the right to repurchase the unvested early exercised shares at the original purchase price. Early exercises of options are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises are recorded as a liability. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. During the year ended December 31, 2019, the Company repurchased 55,200 shares of exercised unvested common stock, for $1,794,703, of which $13,919 of the exercise cost of the repurchase was recorded within Additional paid-in capital and the remaining $1,780,784 of the repurchase was recorded as stock-based compensation expense. There were no repurchases of common stock during the years ended December 31, 2021 and 2020.
As of December 31, 2021, there were 1,437,760 shares subject to repurchase related to stock options early exercised and not yet vested, but that are expected to vest. As of December 31, 2021, the Company recorded a liability related to these shares subject to repurchase in the amount of $2.4 million, which is included within Accrued expenses and other liabilities in the accompanying consolidated balance sheets. These amounts are reclassified to common stock and additional paid in capital as the underlying shares vest. There were no early exercised shares subject to repurchase as of December 31, 2020.
During the year ended December 31, 2020, by mutual agreement, the Company modified the terms and conditions of certain stock option awards originally granted in 2019 by cancelling the original awards granted and reissuing new stock option awards on new grant dates during the year ended December 31, 2020 with an increased fair value per share on the awards on the new grant date. As a result of the modification, only the grant date changed. All vesting conditions, number of shares granted in the stock option awards and contractual terms of the stock options remained the same. The Company treated these changes to the stock option awards as modifications of the terms and conditions of an equity award. The modification impacted certain stock option awards of 42 employees of the Company. During the year ended December 31, 2020, the modification had an immaterial impact on stock-based compensation expense and the consolidated financial statements.

Expensify, Inc.
Notes to Consolidated Financial Statements

A summary of the Company's stock option activity was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Outstanding at December 31, 2019	15,545,850
Options granted	1,638,020	$2.11
Options exercised	(2,777,010)	$0.47
Options cancelled/forfeited/expired	(894,040)	$2.57
Outstanding at December 31, 2020	13,512,820	$0.78	6.35
Exercisable at December 31, 2020	13,222,800	$0.78	6.31
Options granted	962,080	$8.90
Options exercised	(6,965,767)	$0.94
Options cancelled/forfeited/expired	(315,940)	$1.61
Outstanding at December 31, 2021	7,193,193	$1.87	6.45
Exercisable at December 31, 2021	7,001,403	$1.81	6.31

The total pretax intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $80.7 million, $11.3 million and $4.7 million, respectively. The total pretax intrinsic value of options outstanding at December 31, 2021, 2020 and 2019 was $302.8 million, $86.8 million and $40.4 million, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. The weighted average grant date fair value of options granted during the years ended December 31, 2021, 2020 and 2019 was $6.87, $1.69 and$1.65, respectively.
As of December 31, 2021, there was $13.2 million of unrecognized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.7 years. As of December 31, 2020, there was $10.8 million of unrecognized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3.70 years.
Cash received from option exercises and purchases of shares under the stock plans for the years ended December 31, 2021, 2020 and 2019 was $3.5 million, $1.3 million and $0.5 million, respectively.
The fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2021	2020	2019
Fair value of common stock per share	$12.16	$2.66	$2.40
Exercise price per share	$8.90	$2.11	$1.02
Expected dividend yield (1)	—%	—%	—%
Risk-free interest rate (2)	1.1%	0.6%	2.4%
Expected volatility (3)	51.5%	50.5%	42.5%
Expected life (in years) (4)	5.98	5.80	6.20

(1)The Company has no history or expectation of paying cash dividends on its common stock.
(2)The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

Expensify, Inc.
Notes to Consolidated Financial Statements

(3)The Company estimates the volatility of its common stock at the date of grant based on the expected weighted-average volatility for a group of publicly traded companies in a similar industry or with similar service offerings, with a term of one year or greater. There have been no grants of stock options after the completion of the IPO.
(4)The expected life of stock options granted under the option plans is determined using the simplified method, which deems the expected life to be the average of the time-to-vesting and the contractual life of the stock-based awards. The expected life represents the period of time that options granted are expected to be outstanding.
Stock-Based Compensation
The following table summarizes the stock-based compensation expense recognized for the different stock incentive plans discussed above (in thousands):

	Years ended December 31,
	2021	2020	2019
Stock options	$3,425	$2,582	$3,487
Secondary sales of common stock	—	15,255	—
Restricted stock units	11,149	—	—
Total	$14,574	$17,837	$3,487

Stock-based compensation expense is allocated based on the cost center to which the award holder spent time during the reported periods. Stock-based compensation is included in the following components of expenses on the accompanying consolidated statements of income (in thousands):

	Years ended December 31,
	2021	2020	2019
Cost of revenue, net	$4,115	$2,272	$846
Research and development	1,617	2,469	741
General and administrative	7,356	12,648	1,496
Sales and marketing	1,486	448	404
Total	$14,574	$17,837	$3,487

During the year ended December 31, 2019, $1.8 million of stock-based compensation expense for the repurchase of unvested early exercised shares during the period was included on the consolidated statements of income; however, as the excess of the repurchase price over the fair value of the shares was determined to be a cash bonus, it was not included within Additional paid-in capital as of and for the year ended December 31, 2019.
During the year ended December 31, 2020, the Company's Chief Executive Officer, David Barrett, sold a portion of his common stock to new investors. Due to the Company’s involvement in the transaction, the sale of common stock was determined to be compensatory, and the Company recorded $11.1 million to stock-based compensation expense for the sale price in excess of fair value.
Stock-based compensation expense capitalized as internally developed software costs was $0.6 million for the year ended December 31, 2021. These amounts were not material for the years ended December 31, 2020 and 2019, respectively.
For RSUs granted in September 2021, the Company recorded a cumulative one-time stock-based compensation expense on the date the performance condition was satisfied for the requisite service period satisfied by the employees prior to that date. Upon the date of the performance condition being satisfied on November 9, 2021, the Company recorded cumulative stock-based compensation expense of approximately $2.9 million related to these RSUs. The Company will recognize all remaining stock-based compensation expense over the vesting period using an accelerated graded method.
For RSUs granted to members of the Audit Committee, the Company records all stock-based compensation expense on a straight line basis over the requisite service period from the day of grant,

Expensify, Inc.
Notes to Consolidated Financial Statements

which is considered one year for annual grants and three years for initial RSUs granted to members of the Audit Committee. During the year ended December 31, 2021, total stock-based compensation recorded by the Company related to members of the Audit Committee was $0.1 million.
NOTE 10 – INCOME TAXES
The components of the Company’s benefit (provision) for income taxes are as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Current income tax benefit (expense):
Federal	$(99)	$(688)	$—
State	(239)	(517)	(56)
Foreign	(356)	(81)	(49)
	$(694)	$(1,286)	$(105)
Deferred income tax benefit (expense):
Federal	912	(3,161)	2,169
State	(415)	(232)	687
Foreign	371	17	—
	868	(3,376)	2,856
Total benefit (provision) for income taxes	$174	$(4,662)	$2,751

The effective income tax rate differs from the statutory rate in 2021 primarily due to the limitation imposed by Internal Revenue Code Section 162(m), the inclusion of a valuation allowance, and the impact of stock-based compensation, which resulted in a $15.5 million, $2.4 million, and $(8.5) million permanent item, respectively. The effective income tax rate differs from the statutory rate in 2020 primarily due to the impact of stock-based compensation related secondary market transactions, which resulted in a $15.3 million permanent item.

	Year ended December 31,
	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
State tax*	4.7%	20.2%	42.5%
Research and development (R&D) credit	5.1%	2.5%	12.6%
Rate differentials for controlled foreign corporations (CFCs) and charitable organizations that affect valuation allowance	(1.9)%	0.6%	(2.8)%
Permanent items and others	1.0%	3.5%	(11.2)%
Stock-based compensation - federal	16.5%	110.1%	(13.4)%
Change in valuation allowance - federal	(18.1)%	—%	133.2%
162(m) limitation	(27.0)%	—%	—%
Total	1.3%	157.9%	181.9%

*State taxes include the impact of stock-based compensation expense related to secondary market transactions in 2020.

Expensify, Inc.
Notes to Consolidated Financial Statements

The components of the net deferred tax assets are as follows (in thousands):

	As December 31,
	2021	2020
Deferred tax assets (liabilities):
NOL carryforwards	$415	$275
Tax credit carryforwards	318	81
Accruals and reserves	169	231
Stock-based compensation	2,364	449
Interest expense limitation	245	—
Lease liabilities	591	984
Charitable contributions	525	—
Property and equipment	271	(650)
Capitalized software development costs	(1,524)	(933)
ROU assets	(554)	(935)
Total	2,820	(498)
Less: valuation allowance	(2,450)	—
Deferred tax assets (liabilities), net	$370	$(498)

The Company assessed its ability to realize the benefits of its domestic deferred tax assets (DTA) by evaluating all available positive and negative evidence, objective and subjective in nature, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax income, (3) estimates of future taxable income and (4) the length of net operating loss (NOL) carryforward periods. The Company determined it is in a three-year cumulative taxable income position as of December 31, 2020. As of December 31, 2021, the Company expects to be in a taxable loss position in the long-term foreseeable future primarily due to estimated increases in stock-based compensation expense as a result of the RSUs granted during 2021.
After an evaluation of all available qualitative and quantitative evidence, both positive and negative in nature, the Company concluded it is more likely than not that taxable losses will be incurred in future periods, which will prevent the Company from fully realizing the benefits of its DTAs prior to expiration. Accordingly, the net deferred tax assets for Expensify, Inc. have been fully offset by a valuation allowance. The remaining net deferred tax assets of the Company as of December 31, 2021 solely relate to the UK. The valuation allowance increased by approximately $2.4 million from 2020 to 2021. No valuation allowance was deemed necessary as of December 31, 2020.
As of December 31, 2021, the Company had NOL carryforwards for federal and state tax purposes of $0 and $3.1 million, respectively. As of December 31, 2020, the Company had NOL carryforwards for federal and state tax purposes of $0.1 million, and $3.7 million, respectively. The NOL carryforwards will expire at various dates beginning in the year 2031 (state), unless previously utilized. As of December 31, 2021, the Company also had federal and state research and development tax credit carryforwards of $1.0 million and $1.0 million, respectively. As of December 31, 2020, the Company also had federal and state research and development tax credit carryforwards of $0.2 million and $0.6 million, respectively. The federal tax credits will expire at various dates beginning in the year 2029, unless previously utilized. The state tax credits do not expire and will carry forward indefinitely until utilized.
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

Expensify, Inc.
Notes to Consolidated Financial Statements

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
The Company conducted an analysis of the Company’s stock ownership under Internal Revenue Code Section 382 and 383. The net operating loss carryforwards and tax credits are subject to annual limitations as a result of the ownership changes in 2010 and 2015. However, the net operating loss carryforwards and the tax credits are not expected to expire before utilization.
The Company follows the provisions of ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. As of December 31, 2021 and 2020, the Company recorded an uncertain tax position liability, exclusive of interest and penalties, of $0.2 million and $0.7 million respectively, within Other liabilities on the consolidated balance sheets.
As of December 31, 2021 and 2020, the Company had $1.7 million and $1.3 million of unrecognized tax benefits, respectively. Approximately all of the unrecognized tax benefits, if recognized, would affect the effective tax rate. A reconciliation of the amount of unrecognized tax benefits is as follows for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Balance as of January 1	$1,329	$1,253
Additions based on tax positions related to current year	336	76
Additions based on tax positions of prior year	(9)	—
Balance as of December 31	$1,656	$1,329

Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months.
The Company recognizes penalties and interest expense related to income taxes as a component of tax expense. There are immaterial amounts of interest and penalties recorded in the consolidated statements of income for the years ended December 31, 2021, 2020, and 2019 and in the consolidated balance sheets as of December 31, 2021 and 2020. There are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.
The Company is subject to income taxes in U.S. federal and various state, local and foreign jurisdictions. The tax years ended from December 2012 to December 2020 remain open to examination due to the carryover of unused net operating losses or tax credits.

Expensify, Inc.
Notes to Consolidated Financial Statements

NOTE 11 – NET LOSS PER SHARE
The computation of net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Year ended December 31,
	2021	2020	2019
Basic net loss per share:
Numerator
Net (loss) income	$(13,558)	$(1,710)	$1,241
Less: income allocated to participating securities	—	—	(1,241)
Net loss attributable to Class A, LT10 and LT50 common stockholders, basic	$(13,558)	$(1,710)	$—
Denominator
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders, basic and diluted	38,039,222	27,424,480	25,921,890
Net loss per share attributable to Class A, LT10 and LT50 common stockholders, basic and diluted	$(0.36)	$(0.06)	$—

The rights, including the liquidation and dividend rights, of the holders of Class A, LT10 and LT50 common stock are identical, except with respect to voting, conversion and transfer rights. Each share of Class A common stock is entitled to one vote per share, each share of LT10 common stock is entitled to 10 votes per share and each share of LT50 common stock is entitled to 50 votes per share. Each share of LT10 and LT50 common stock is convertible into one share of Class A common stock voluntarily at the option of the holder after the satisfaction of certain requirements, which includes a ten months notice period for LT10 common stock and 48 months notice period for LT50 common stock to convert to Class A common stock, or automatically upon certain events. The Class A common stock has no conversion rights. As the liquidation and dividend rights are identical for Class A, LT10 and LT50 common stock, the undistributed earnings are allocated on a proportional basis based on the number of weighted-average shares within each class of common stock during the period and the resulting net loss per share attributable to common stockholders will be the same for the Class A, LT10, and LT50 common stock on an individual or combined basis.
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Year ended December 31,
	2021	2020	2019
Warrants	366,982	413,040	396,270
Weighted-average stock options	9,419,506	10,981,370	8,737,650
Convertible preferred stock	36,619,129	42,031,390	42,031,390
Total	46,405,617	53,425,800	51,165,310

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

Expensify, Inc.
Notes to Consolidated Financial Statements

2020, the extent of a potential liability was unknown and could not be reasonably estimated. On June 8, 2021, the case was settled and no payment was required of the Company upon settlement.
In the case of any litigation, the Company records a provision for a liability when management believes that it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. The Company reviews these provisions at least annually and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.
NOTE 13 – EMPLOYEE BENEFIT PLANS
401(k) Plan – In fiscal 2009, the Company sponsored a U.S. 401(k) defined contribution plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. Effective January 1, 2018, the Company matches up to 4.5% of each eligible participant’s 401(k) contribution. The Company’s actual contribution may be reduced by certain available forfeitures, if any, during the plan year. No discretionary profit-sharing contributions were made for the years ended December 31, 2021, 2020 and 2019. The Company’s 401(k) matching contributions for the years ended December 31, 2021, 2020 and 2019 were $0.7 million, respectively. The Company has no intention to terminate the plan.
UK Pension Plan – Since inception, in accordance with local laws and customs of the UK, the Company sponsored a UK pension plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by the Board of Directors. The Company matches up to 4.5% of each eligible participant’s contribution. The Company’s actual contribution may be reduced by certain available forfeitures, if any, during the plan year. No discretionary profit-sharing contributions were made for the years ended December 31, 2021, 2020 and 2019. The discretionary matching contributions for the years ended December 31, 2021, 2020 and 2019 were $0.1 million, respectively. The Company has no intention to terminate the plan.
NOTE 14 – RELATED PARTY TRANSACTIONS
In September 2018, the Company loaned $0.6 million to the Company's Chief Executive Officer, David Barrett. The loan bears 6% simple interest per annum for 60 months of interest payments due monthly until the loan principal amount becomes due in full upon maturity in September 2023. During the years ended December 31, 2021, 2020 and 2019, the Company recognized an immaterial amount of interest income. As part of the loan agreement with Mr. Barrett, repayment of the loan may be accelerated upon certain events. One of these triggering events is the loan amount becoming payable immediately upon the receipt by Mr. Barrett of at least an aggregate of $2.0 million pursuant to one or more sales or redemptions of the Company's common stock. During the year ended December 31, 2020, as part of sale of common stock from Mr. Barrett, to new investors, Mr. Barrett received more than $2.0 million from the transaction. As a result, the loan amount became due immediately. As the amount had yet to be paid as of December 31, 2020, the Company recorded the related party loan within Related party loan receivable, current on the consolidated balance sheet as of December 31, 2020. On April 22, 2021, the Company's Board of Directors unanimously consented to provide a waiver of the accelerated term clause in relation to the 2020 sale of stock. On June 24, 2021, the related party loan was repaid in full by Mr. Barrett.
During the year ended December 31, 2021, the Company incurred sales and marketing expenses of $0.4 million, related to partner payouts and advertising fees paid to CPA.com. CPA.com is considered a related party to the Company as Timothy L. Christen, the Chairman of the Company's audit committee in addition to being a Director on the Company's Board of Directors, also serves as a Director on CPA.com's Board of Directors.

Expensify, Inc.
Notes to Consolidated Financial Statements

During the year ended December 31, 2021, the Company incurred total employee compensation costs of $1.8 million related to William Barrett, the brother of David Barrett, in connection with employment at the Company as a Success Coach. Mr. Barrett plays no personal role in determining his brother’s compensation or reviewing his brother’s performance.
On March 28, 2022, the Company granted an employee 43,060 RSUs, comprised of 21,530 shares of each of Class A common stock and LT50 common stock, at a grant date fair value of $18.93 per share. These RSUs only have a service condition, which is satisfied over approximately eight years with a cliff vest for 1/8 of the grant on September 15, 2022 and quarterly vesting of 1/32 of the grant every December 15, March 15, June 15 and September 15 thereafter until fully vested.
There are no other significant related party transactions for the Company as of December 31, 2021 and 2020, except as noted elsewhere in these consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, and as discussed below, our chief executive officer and chief financial officer have concluded that as of December 31, 2021, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
MATERIAL WEAKNESS
In connection with management’s assessment of controls over financial reporting during the years ended December 31, 2021, 2020 and 2019, we identified a material weakness in our internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that we identified relates to insufficient technical skills to address complex issues combined with insufficient accounting staff to design and implement processes, and controls, as well as perform said reviews, necessary to ensure material misstatements do not occur.
In FY21, we continued to experience a material weakness in our internal controls, that we had insufficient technical skills to address accounting matters combined with insufficient accounting staff and internal control knowledge to design and implement processes and controls, including the review of the completeness and accuracy of reports used to record journal entries, necessary to ensure material misstatements did not occur.
To address this material weakness, we are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. For example, as a public company, we have worked to improve the controls around our key accounting processes and our quarterly close process, and we have hired additional accounting and finance personnel to help us implement these processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems. We will not be able to sufficiently remediate these control deficiencies until these steps have been completed and the controls have been operating effectively for a sufficient period of time. If any of these new or improved controls and systems do not perform as expected, we may continue to experience material weaknesses in our controls.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company” as defined in the JOBS Act.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Except for the remediation efforts described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
LIMITATIONS OF EFFECTIVENESS OF CONTROLS AND PROCEDURES
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be set forth in, and is incorporated by reference, to our 2022 Proxy Statement (the “2022 Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2021 in connection with the solicitation of proxies for our 2022 annual meeting of stockholders.

Item 11. Executive Compensation
The information required by this Item will be set forth in, and is incorporated by reference to, the 2022 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth in, and is incorporated by reference to, the 2022 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth in, and is incorporated by reference to, the 2022 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be set forth in, and is incorporated by reference to, the 2022 Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statements Schedules
(a) The following documents are refiled as part of this report:
1.Financial Statements
See Index to Financial Statements in Item 8 of this report.
2.Financial Statement Schedules
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.
3.Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference

Exhibit No.	Name	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-41043	3.1	November 15, 2021

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-41043	3.2	November 15, 2021

4.1	Form of Class A Common Stock Certificate.	S-1/A	333-260297	4.1	November 01, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated as of January 22, 2015, by and among the Registrant and certain of its stockholders.	S-1/A	333-260297	4.2	October 18, 2021

4.3	Warrant to Purchase Common Stock, dated September 19, 2013, by and between the Registrant and Silicon Valley Bank.	S-1/A	333-260297	4.3	October 18, 2021

4.4	Warrant to Purchase Common Stock, dated December 20, 2016, by and between the Registrant and Silicon Valley Bank.	S-1/A	333-260297	4.4	October 18, 2021

4.5*	Description of Registrant's Securities.

9.1*	Expensify Voting Trust Agreement

10.1	Amended and Restated Loan and Security Agreement, dated as of September 21, 2021, by and between the Registrant, the Borrowers party thereto, and Canadian Imperial Bank of Commerce.	S-1/A	333-260297	10.1	October 18, 2021

10.2	Loan Agreement, dated as of August 22, 2019, by and between the Borrower party thereto, the Registrant, as Guarantor, and Canadian Imperial Bank of Commerce.	S-1/A	333-260297	10.2	October 18, 2021

10.3†	Employment Agreement by and between the Registrant and David Barrett.	S-1/A	333-260297	10.3	October 18, 2021

10.4†	Employment Agreement by and between the Registrant and Ryan Schaffer.	S-1/A	333-260297	10.4	October 18, 2021

10.5†	Employment Agreement by and between the Registrant and Anuradha Muralidharan.	S-1/A	333-260297	10.5	October 18, 2021

10.6†	2009 Stock Plan	S-1/A	333-260297	10.6	November 01, 2021

10.7†	2009 Stock Plan – Form of Notice of Stock Option Grant (EMI)	S-1/A	333-260297	10.7	November 01, 2021

10.8†	2009 Stock Plan – Form of Option Agreement	S-1/A	333-260297	10.8	November 01, 2021

10.9†	2019 Stock Plan	S-1/A	333-260297	10.9	November 01, 2021

10.10†	2019 Stock Plan – Form of Early Exercise Notice and Restricted Stock Purchase Agreement	S-1/A	333-260297	10.10	November 01, 2021

10.11†	2019 Stock Plan – Form of Exercise Agreement (EMI)	S-1/A	333-260297	10.11	November 01, 2021

10.12†	2019 Stock Plan – Form of Exercise Agreement	S-1/A	333-260297	10.12	November 01, 2021

10.13†	2019 Stock Plan – Form of Option Agreement (early exercise) (Reg S)	S-1/A	333-260297	10.13	November 01, 2021

10.14†	2019 Stock Plan – Form of Option Agreement (early exercise)	S-1/A	333-260297	10.14	November 01, 2021

10.15†	2019 Stock Plan – Form of Notice of Stock Option Grant (EMI)	S-1/A	333-260297	10.15	November 01, 2021

10.16†	2019 Stock Plan - Form of Contingent Exercise Agreement	S-1/A	333-260297	10.16	November 01, 2021

10.17†	2019 Plan - Form of RSU Agreement	S-1/A	333-260297	10.17	November 01, 2021

10.18†	2021 Incentive Award Plan	S-1/A	333-260297	10.18	November 01, 2021

10.19*	2021 Stock Purchase and Matching Plan

10.20†	2021 Plan - Form of RSU Agreement	S-1/A	333-260297	10.20	November 01, 2021

10.21†	2021 Plan - Form of Option Agreement	S-1/A	333-260297	10.21	November 01, 2021

10.22†	Non-Employee Director Compensation Program	S-1/A	333-260297	10.22	November 01, 2021

10.23†	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-260297	10.23	November 01, 2021

21.1	List of Subsidiaries of the Registrant.	S-1/A	333-260297	21.1	November 01, 2021

23.1*	Consent of Ernst & Young LLP as to the Registrant.

24.1*	Power of Attorney (included on signature page).

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

32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkable Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.
**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPENSIFY, INC.

	By:	/s/ David Barrett
David Barrett
Chief Executive Officer
Date: March 31, 2022
Power of Attorney
KNOWN BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Barrett and Ryan Schaffer, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-factor, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Barrett	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2022
David Barrett

/s/ Ryan Schaffer	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 31, 2022
Ryan Schaffer

/s/ Anuradha Muralidharan	Director	March 31, 2022
Anuradha Muralidharan

/s/ Daniel Vidal	Director	March 31, 2022
Daniel Vidal

/s/ Jason Mills	Director	March 31, 2022
Jason Mills

/s/ Tim Christen	Director	March 31, 2022
Tim Christen

/s/ Ellen Pao	Director	March 31, 2022
Ellen Pao

/s/ Ying (Vivian) Liu	Director	March 31, 2022
Ying (Vivian) Liu