Form 10-Q
period 2022-03-31
Expensify, Inc.
filed 2022-05-16
CIK 1476840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 001-41043
___________________________________
Expensify, Inc.
___________________________________
(Exact name of registrant as specified in its charter)

Delaware	27-0239450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
401 SW 5th Ave Portland Oregon	97204
(Address of Principal Executive Offices)	(Zip Code)
(475) 221-8402
Registrant’s telephone number, including area code
___________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	EXFY	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒
The registrant had outstanding 68,037,063 shares of Class A common stock, par value of $0.0001 per share, 7,337,960 shares of LT10 common stock, par value $0.0001 per share, and 6,226,160 shares of LT50 common stock, par value $0.0001 per share as of May 9, 2022.

i

Special Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others:
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
ii

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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts and projections about future events and trends that we believe may affect our business, results of operations, financial condition and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021, and any subsequent filings, as well as those identified in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
iii

Part I - Financial Information
Item 1. Condensed Financial Statements

1

Expensify, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share data)

	As of March 31,	As of December 31,
	2022	2021
Assets
Cash and cash equivalents	$101,101	$98,398
Accounts receivable, net	16,022	15,713
Settlement assets	34,313	21,880
Prepaid expenses	7,060	7,436
Related party loan receivable, current	—	14
Other current assets	15,746	14,201
Total current assets	174,242	157,642
Capitalized software, net	6,158	6,359
Property and equipment, net	15,584	15,930
Lease right-of-use assets	1,832	2,202
Deferred tax assets, net	370	370
Other assets	628	710
Total assets	$198,814	$183,213
Liabilities and stockholders' equity
Accounts payable	$1,437	$3,752
Accrued expenses and other liabilities	8,411	11,046
Borrowings under line of credit	15,000	15,000
Current portion of long-term debt, net of issuance costs	547	549
Lease liabilities, current	1,559	1,549
Settlement liabilities	34,113	21,680
Total current liabilities	61,067	53,576
Lease liabilities, non-current	405	802
Other liabilities	1,028	153
Long-term debt, net of issuance costs	51,847	52,067
Total liabilities	114,347	106,598
Commitments and contingencies (Note 4)
Stockholders' equity:
Common stock, par value $0.0001; 1,000,000,000 shares of Class A common stock authorized as of March 31, 2022 and December 31, 2021; 68,050,193 and 67,844,060 shares of Class A common stock issued and outstanding as of March 31, 2022 and December 31, 2021, respectively; 25,000,000 shares of LT10 common stock authorized as of March 31, 2022 and December 31, 2021; 7,332,640 shares of LT10 common stock issued and outstanding as of March 31, 2022 and December 31, 2021; 25,000,000 shares of LT50 common stock authorized as of March 31, 2022 and December 31, 2021; 6,224,160 shares of LT50 common stock issued and outstanding as of March 31, 2022 and December 31, 2021
	6	6
Additional paid-in capital	157,743	142,515
Accumulated deficit	(73,282)	(65,906)
Total stockholders' equity	84,467	76,615
Total liabilities and stockholders' equity	$198,814	$183,213

See accompanying notes to condensed consolidated financial statements.
2

Expensify, Inc.
Condensed Consolidated Statements of Income
(unaudited, in thousands, except share and per share data)

	Three months ended March 31,
	2022	2021
Revenue	$40,370	$29,720
Cost of revenue, net	14,133	7,637
Gross margin	26,237	22,083
Operating expenses:
Research and development	3,701	1,097
General and administrative	14,006	6,367
Sales and marketing	13,372	3,077
Total operating expenses	31,079	10,541
(Loss) income from operations	(4,842)	11,542
Interest and other expenses, net	(902)	(737)
(Loss) income before income taxes	(5,744)	10,805
Provision for income taxes	(1,632)	(2,762)
Net (loss) income	$(7,376)	$8,043

Less: income allocated to participating securities	—	(5,547)
Net (loss) income attributable to Class A, LT10 and LT50 common stockholders	$(7,376)	$2,496
Net (loss) income per share attributable to Class A, LT10 and LT50 common stockholders:
Basic	$(0.09)	$0.08
Diluted	$(0.09)	$0.06
Weighted-average shares of common stock used to compute net (loss) income per share attributable to Class A, LT10 and LT50 common stockholders:
Basic	80,147,208	29,522,409
Diluted	80,147,208	40,576,339

See accompanying notes to condensed consolidated financial statements.
3

Expensify, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Three Months Ended March 31
(unaudited, in thousands, except share and per share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Three months ended March 31, 2022
Balance at December 31, 2021	—	$—	81,400,860	$6	$142,515	$(65,906)	$76,615
Issuance of common stock upon exercise of stock options	—	—	205,730	—	252	—	252
Vesting of early exercised stock options	—	—	—	—	295	—	295
Issuance of restricted stock units	—	—	2,733	—	18	—	18
Repurchases of early exercised stock options	—	—	(2,330)	—	(4)	—	(4)
Stock-based compensation	—	—	—	—	14,667	—	14,667
Net loss	—	—	—	—	—	(7,376)	(7,376)
Balance at March 31, 2022	—	$—	81,606,993	$6	$157,743	$(73,282)	$84,467

Three months ended March 31, 2021
Balance at December 31, 2020	4,203,139	$45,105	29,366,940	$—	$21,312	$(52,348)	$(31,036)
Issuance of common stock upon exercise of stock options	—	—	273,580	—	125	—	125
Stock-based compensation	—	—	—	—	710	—	710
Net income	—	—	—	—	—	8,043	8,043
Balance at March 31, 2021	4,203,139	$45,105	29,640,520	$—	$22,147	$(44,305)	$(22,158)

See accompanying notes to condensed consolidated financial statements.
4

Expensify, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(7,376)	$8,043
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	1,167	1,170
Reduction of operating lease right-of-use assets	185	181
Loss on impairment, receivables and sale or disposal of equipment	231	56
Stock-based compensation	14,667	710
Amortization of debt issuance costs	10	8
Changes in assets and liabilities:
Accounts receivable	(482)	(1,601)
Related party loan receivables	14	—
Settlement assets	(5,689)	464
Prepaid expenses	377	(1,642)
Other current assets	(224)	318
Other assets	80	9
Accounts payable	(2,316)	236
Accrued expenses and other liabilities	(2,635)	2,821
Operating lease liabilities	(6)	(200)
Settlement liabilities	12,433	(980)
Other liabilities	787	316
Net cash provided by operating activities	11,223	9,909
Cash flows from investing activities:
Purchase of property and equipment	(179)	(284)
Software development costs	(494)	(669)
Net cash used by investing activities	(673)	(953)
Cash flows from financing activities:
Principal payments of finance leases	(197)	(192)
Principal payments of term loan	(146)	(616)
Payments of deferred offering costs	—	(400)
Vesting of early exercised stock options	295	—
Issuance of restricted stock units	18	—
Repurchases of early exercised stock options	(4)	—
Proceeds from issuance of common stock on exercise of stock options	252	125
Net cash provided by financing activities	218	(1,083)
Net increase in cash and cash equivalents	10,768	7,873
Cash and cash equivalents and restricted cash, beginning of period	125,315	46,878
Cash and cash equivalents and restricted cash, end of period	$136,083	$54,751
Supplemental disclosure of cash flow information:
Cash paid for interest	$267	$723
Cash paid for income taxes	$284	$263
Noncash investing and financing items:
Accrued deferred offering costs	$—	$531
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$101,101	$41,926
Restricted cash included in other current assets	9,973	2,818
Restricted cash included in other assets	46	48
Restricted cash included in settlement assets	24,963	9,959
Total cash, cash equivalents and restricted cash	$136,083	$54,751

See accompanying notes to condensed consolidated financial statements.
5

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 – GENERAL INFORMATION
Description of Business
Expensify, Inc. ("Expensify"), was incorporated in Delaware on April 29, 2009. Expensify offers a comprehensive expense management platform that integrates with a variety of third-party accounting applications, including QuickBooks Desktop, QuickBooks Online, Xero, NetSuite, Intacct, Sage, Microsoft Dynamics, MYOB and others. Expensify's product simplifies the way that employees and vendors manage and submit expense receipts and bills and provides efficiencies to companies for the payment of those bills. Expensify delivers its services over the internet to corporations and individuals under a license arrangement and offers unique pricing options for small and midsized businesses ("SMB") and enterprises on a per-active-member basis. Expensify's customers are worldwide but primarily in the United States ("U.S.").
Expensify also offers an Expensify credit card (the "Expensify Card"), which is primarily distributed to large corporate customers in the U.S. that subsequently distribute the card to their employees for business use. The Expensify Card allows customers to have real-time control over their employees' spending and compliance with spending limits in addition to eReceipt reporting on purchases made.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements, include the accounts of Expensify and its wholly-owned subsidiaries (the "Company"), and have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), and the applicable rules and regulations of the Securities and Exchange Commission (the "SEC") for interim reporting in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP. Management believes the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report").
All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary to present fairly our financial position, results of operations, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows for the interim periods presented.
The consolidated statements of income for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period.
On October 27, 2021, the Company effected a ten-for-one stock split of its common stock. All share and per share information has been retroactively adjusted to reflect the stock split for all prior interim periods presented.
Use of Estimates
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

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
Updates to Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Consolidated Financial Statements — Note 2 - Summary of Significant Accounting Policies” in the 2021 Annual Report. There have been no significant changes to these policies during the three months ended March 31, 2022.
Restricted Cash
Restricted cash includes amounts deposited with a Commercial Bank required as collateral for corporate credit cards issued by the respective Commercial Bank in the U.S. and UK, cash in transit for funds held for customers to the Company's Payment Processor, Expensify Card collateral for funds held for customers, cash held by Expensify.org for social justice and equity efforts of Expensify.org, cash held on behalf of service providers to be used towards service provider share purchases at the end of the Matching Plan (as defined below) offering period, and settlement assets for funds held for customers that are deposited into a Commercial Bank account held by the Company for the benefit of the customers until remitted to the customer's members.
Recent Accounting Pronouncements Adopted
There have been no changes to the recent accounting pronouncements adopted during the three months ended March 31, 2022 as discussed in “Consolidated Financial Statements — Note 2 - Summary of Significant Accounting Policies” in the 2021 Annual Report.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments ("Topic 326"), which requires an impairment model (known as the current expected credit loss or "CECL Model") that is based on expected rather than incurred losses, with an anticipated result of more timely loss recognition. The CECL Model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The Company is in the process of determining key accounting interpretations, data requirements and necessary changes to our credit loss estimation methods, processes and systems. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2022 and interim periods therein. The Company is currently evaluating the impact of adoption of ASU No. 2016-13 on its consolidated financial statements and related disclosures.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 2 - REVENUE AND CERTAIN INCOME STATEMENT COMPONENTS
Our revenues by geographic region, based on user address, were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Revenue by customers' geographic locations
United States	$36,518	$26,440
All other locations	3,852	3,280
Total revenue	$40,370	$29,720

No individual customer represents more than 10% of the Company’s total revenue for the three months ended March 31, 2022 and 2021, respectively.
Cashback Rewards
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
The table below provides the cashback rewards recorded as contra revenue for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
Cashback rewards	$505	$—

Consideration From a Vendor, net
The Company receives consideration from a vendor for monetizing Expensify Card activities. This consideration, net of credit card processing fees paid to the vendor, is included as a reduction to cost of revenue within the consolidated statements of income.
The table below provides the consideration from a vendor, net of credit card processing fees paid to the vendor, for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
Consideration from a vendor, net	$1,123	$456

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
NOTE 3 - CERTAIN BALANCE SHEET COMPONENTS
Capitalized Software
Capitalized software, net consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Capitalized software development costs	$11,423	$10,966
Less: accumulated amortization	(5,265)	(4,607)
	$6,158	$6,359

Amortization expense related to capitalized software development costs is recorded in Cost of revenue, net on the consolidated statements of income. The table below provides the amortization expense related to capitalized software development costs for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
Amortization expense for capitalized software	$658	$376

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Computers and equipment	$291	$311
Furniture and fixtures	1,374	1,462
Leasehold improvements	6,960	7,106
Commercial building	6,493	6,493
Land	4,151	4,151
Construction in progress	2,535	2,391
	21,804	21,914
Less: accumulated depreciation	(6,220)	(5,984)
	$15,584	$15,930

Depreciation expense related to Property and equipment is recorded in General and administrative on the consolidated statements of income.
The table below provides the depreciation expense related to Property and equipment for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
Depreciation expense	$509	$597

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Other Current Assets
Other current assets consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Expensify.org restricted cash	$3,997	$3,078
Expensify Card posted collateral for funds held for customers	4,323	5,115
Cash in transit for funds held for customers	1,345	388
Contract assets	—	8
Expensify Payments LLC restricted cash	56	55
Income tax receivable	5,544	5,412
Matching plan escrow	235	—
Other	246	145
	$15,746	$14,201

Accrued expenses and other liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Accrued expense reports	$172	$246
Partner payouts and advertising fees	438	574
Hosting and license fees	98	36
Credit card processing fees	87	56
Professional and other fees	2,208	1,274
Sales, payroll and other taxes payable	1,819	4,936
Cashback rewards	211	239
Interest payable	771	783
Restricted common stock liability for early stock option exercises	2,231	2,443
Matching plan payroll liability	235	—
Other	141	459
	$8,411	$11,046

NOTE 4 - COMMITMENTS AND CONTINGENCIES
Finance and Operating Lease Arrangements
During three months ended March 31, 2022 and 2021, respectively, the Company did not enter into any additional operating lease agreements or finance lease agreements to finance the acquisition of new property and equipment.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The components of lease cost were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Finance lease cost:
Amortization of ROU assets	$198	$198
Interest on lease liabilities	7	12
Total finance lease cost	205	210
Operating lease cost	185	285
Total lease cost	$390	$495

Other information related to leases is as follows (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Finance lease ROU asset (included within Lease right-of-use assets)	$1,053	$1,251
Operating lease ROU asset (included within Lease right-of-use assets)	$779	$951
Weighted-average remaining lease term (in years):
Finance leases	1.33	1.58
Operating leases	1.17	1.40
Weighted-average discount rate:
Finance leases	2.5%	2.5%
Operating leases	5.3%	5.3%

	Three months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(192)	$(224)
Operating cash flows from finance leases	(7)	(12)
Financing cash flows from finance leases	(197)	(192)

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Maturities of lease liabilities as of March 31, 2022 were as follows (in thousands):

	Finance leases	Operating leases
For the year ending:
Remainder of 2022	$619	$604
2023	476	333
2024	—	—
2025	—	—
2026	—	—
Thereafter	—	—
Total lease payments	1,095	937
Less: imputed interest	(26)	(42)
Less: lease liabilities, current	(798)	(761)
Lease liabilities, non-current	$271	$134

Financing Arrangements
Amortizing Term Mortgage
Under the amortizing term mortgage agreement with CIBC for the Company's commercial building in Portland, Oregon, the Company borrowed $8.3 million in August 2019, which requires interest and principal payments be made each month over a 30-year period. Interest accrues at a fixed rate of 5% per year until August 2024, at which point the interest rate changes to the Wall Street Journal Prime Rate minus 0.25% for the remaining term of the mortgage. The borrowings are secured by the building. As of March 31, 2022 and December 31, 2021, the outstanding balance of the amortizing term mortgage was $7.9 million and $8.0 million, respectively.
2021 Amended Term Loan
In September 2021, the Company amended and restated its loan and security agreement with CIBC (the "2021 Amended Term Loan") to refinance the existing non-amortizing and amortizing term loans, establish a single term loan of up to $75.0 million, consisting of a $45.0 million initial term loan effective immediately with an option at a later date to enter into an additional $30.0 million delayed term loan, and increase the monthly revolving line of credit to $25.0 million. Approximately $23.5 million of the loan proceeds were used to immediately repay the remaining balances under the amortizing and non-amortizing term loans at the time of the amendment and restatement in September 2021 as well as the commitment fees and any other debt issuance costs associated with the amended agreement. The remaining proceeds from the initial term loan went towards the Company's normal business operations.
Under the 2021 Amended Term Loan with CIBC, the initial term loan of $45.0 million entered into by the Company in September 2021 is payable over a 60 month period with principal and accrued interest payments due each quarter thereafter, which commences with the first payment due on September 30, 2021. Quarterly principal payments are fixed and began with quarterly payments of $0.1 million commencing on September 30, 2021 with increases to $0.2 million beginning October 1, 2024 and $0.6 million beginning October 1, 2025 with any remaining principal balance becoming due and payable at the end of the term loan in September 2026. The amounts borrowed are payable with interest at the bank’s reference rate plus 2.25% (5.75% as of March 31, 2022) beginning on September 30, 2021 and continuing on a quarterly basis through the end of the term loan. The borrowings are secured by substantially all the Company’s assets. As of March 31, 2022 and December 31, 2021, the outstanding balance of the 2021 Amended Term Loan was $44.8 million and $44.9 million, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Monthly Revolving Line of Credit
The line of credit agreement with CIBC, as amended with the 2021 amended term loan entered into by the Company in September 2021, provides borrowings up to $25.0 million. Borrowings under the line bear interest at the bank’s reference rate plus 1.00% (4.50% as of March 31, 2022) and are secured by substantially all of the Company’s assets. As of March 31, 2022 and December 31, 2021, the line of credit balance remained at $15.0 million with $10.0 million of capacity available for borrowings under the line of credit.
For the three months ended March 31, 2022 and 2021, respectively, the Company incurred an immaterial amount of costs related to the amortizing term mortgage and term loan agreements. These debt issuance costs are reflected as a reduction of the carrying amount of the long-term debt and are being amortized to interest expense over the term of the agreements. As of March 31, 2022 and December 31, 2021, the unamortized debt issuance costs remaining are $0.3 million and $0.2 million, respectively.
Future aggregate annual principal payments on all long-term debt are as follows for the next five years:

As of March 31, 2022	(in thousands)
Remainder of 2022	$15,441
2023	595
2024	715
2025	1,397
2026 and thereafter	49,546
67,694
Less: discount for issuance costs	(300)
67,394
Less: line of credit	(15,000)
Less: current portion, net of issuance costs	(547)
Total long-term debt, net of issuance costs	$51,847

As of March 31, 2022, the Company was in compliance with all debt covenants.
Defined Contribution Plans
401(k) plan
In fiscal 2009, the Company sponsored a U.S. 401(k) defined contribution plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. Effective January 1, 2018, the Company matches up to 4.5% of each eligible participant’s 401(k) contribution. The Company’s actual contribution may be reduced by certain available forfeitures, if any, during the plan year. No discretionary profit-sharing contributions were made during the three months ended March 31, 2022 and 2021. The Company’s 401(k) matching contributions for the three months ended March 31, 2022 and March 31, 2021 was $0.2 million.
From time to time in the normal course of business, the Company may be involved in claims, proceedings and litigation. In the case of any litigation, the Company records a provision for a liability when management believes that it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. The Company reviews these provisions at least quarterly and

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.
As of March 31, 2022, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
NOTE 5 - STOCK INCENTIVE PLANS
2009 and 2019 Stock Plans
In 2009, the Company’s Board of Directors approved the Company's 2009 Stock Plan (the "2009 Stock Plan"). As amended in 2015, the 2009 Stock Plan permitted the Company to grant awards covering up to 16,495,150 shares of the Company’s common stock. In January 2018, the Company increased the number of shares of common stock reserved under the 2009 Stock Plan by 535,130 shares, from 16,495,150 shares to 17,030,280. In April 2019, the Company approved the adoption of the 2019 Stock Plan (the "2019 Stock Plan", and together with the 2009 Stock Plan, the "Stock Plans"). The 2019 Stock Plan permitted the Company to grant up to 8,173,970 additional shares, increasing the overall common stock reserved for grant under the Stock Plans 25,204,250 shares. In September 2021, under the 2019 Stock Plan, the Company's Board of Directors approved the grant of 8,679,380 restricted stock units under the 2019 Stock Plan, which covered of an aggregate of 4,339,690 shares of each of Class A and LT50 common stock effective as of immediately prior to the effectiveness of the Company's IPO Registration Statement on November 9, 2021. On November 9, 2021, the Company's Board of Directors amended and restated the 2019 Stock Plan to, among other things, increased the common stock reserved for issuance under the 2019 Stock Plan to an aggregate of 16,856,770 shares of the Company's LT50 and Class A common stock.
Following the completion of the IPO, the Company did not and will not make any further grants under the Stock Plans. However, the Stock Plans will continue to govern the terms and conditions of the outstanding awards granted under the Stock Plans. Upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A or LT50 common stock underlying outstanding stock-based awards granted under the 2019 Stock Plan, an equal number of shares of Class A common stock will become available for grant under the Company's 2021 Incentive Award Plan (the "2021 Plan") and the Company's 2021 Stock Purchase and Matching Plan ("Matching Plan" and together with the 2021 Plan, the "2021 Incentive Plans"), each of which was adopted by the Company immediately before the effectiveness of the IPO Registration Statement.
2021 Incentive Plans
In November 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Incentive Plans, which both became effective immediately before the effectiveness of the IPO Registration Statement and use a combined share reserve. Under the 2021 Incentive Plans, 11,676,932 shares of the Company's Class A common stock are reserved for issuance pursuant to a variety of stock-based awards, including incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock awards, RSUs, and other forms of equity and cash compensation under the 2021 Plan and purchase rights and matching awards under the Matching Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Plans was increased by 776,600 shares that were available for issuance under the Stock Plans as of the effective date of the 2021 Incentive Plans and will be increased upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A or LT50 common stock underlying outstanding

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
stock-based awards granted under the 2019 Stock Plan. The number of shares of Class A common stock reserved for issuance under the 2021 Incentive Plans increased by 747,212 shares on January 1, 2022 and will automatically increase each subsequent January 1 through January 1, 2031, by the lesser of (A) 6% of the aggregate number of shares of all classes of the Company's common stock outstanding on the immediately preceding calendar year, or (B) such lesser number of shares as determined by the Company’s board of directors or compensation committee; provided, however, that no more than 87,576,990 shares of stock may be issued upon the exercise of incentive stock options.
Matching Plan
The Matching Plan operates using consecutive 3 month offering periods that commenced on March 15, 2022. Service providers of the Company, including employees and consultants, can participate in the Matching Plan by electing to contribute compensation through payroll deductions or from fee payments or may be granted discretionary awards under the Matching Plan. On the last day of the offering period the contributions made during the offering period are used to purchase shares of Class A common stock.
The price at which Class A common stock is purchased under the Matching Plan equals the average of the high and low trading price of a share of the Company’s Class A common stock as of the last trading day of the offering period. At the end of each offering period, the Company may provide a discretionary match up to 1/10 of a share of the Company's Class A common stock for each share of Class A common stock purchased by or issued to an employee under the Matching Plan that is retained through the end of the applicable offering period. For the current offering period, the Company has elected to match each share of Class A common stock purchased by or issued to an employee under the Matching Plan that is retained through June 14, 2022 with 1/20 of a share of Class A common stock. No fractional shares will be issued by the Company. The Company will round to the nearest full share for shares purchased by an employee as well as any matched shares issued to an employee under the Matching Plan. The match rate applicable to each offering period shall be limited to 1.5% of the shares of any class of Company capital stock outstanding as of the exercise date applicable to such offering period.
The Company estimates the fair value of matched shares provided by the Company under the Matching Plan using the Black-Scholes option-pricing model on the date of grant. The Company recognizes stock-based compensation expense related to the matched shares provided by the Company pursuant to its Matching Plan on a straight-line basis over the applicable 3-month offering period. As of March 31, 2022, no Class A common stock has been issued or purchased by service providers under the Matching Plan. During the three months ended March 31, 2022, the Company granted an estimated total of 4,365 Class A common shares, which will be provided to all service providers participating in the Matching Plan at the end of the current offering period on June 14, 2022.
Restricted Stock Units
On September 24, 2021, the Company approved the grant of RSUs to service providers covering Class A common stock and LT50 common stock effective as of the date the Company amended its certificate of incorporation to include, among other things, LT50 common stock, which was November 9, 2021. RSUs granted to employees in September 2021 vest upon the satisfaction of both a performance and service condition. The performance condition was satisfied immediately prior to the effectiveness of the IPO Registration Statement on November 9, 2021. The RSUs approved on September 24, 2021 vest over eight years with 1/8 of the grant vesting on September 15, 2022 and quarterly vesting of 1/32 of the grant every December 15, March 15, June 15 and September 15 (each, a "Specified Quarterly Date") thereafter until fully vested, in each case subject to continued service to the Company. All RSUs granted to employees during and after November 2021 have a service condition only, which vests over 8 years from a vesting commencement date corresponding to one of the Specified Quarterly Dates near the date of grant, with 1/8 of each grant vesting on the first anniversary of the vesting commencement

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

date and 1/32 of each grant vesting in equal quarterly installments thereafter until fully vested, in each case, subject to continued service to the Company.
During the three months ended March 31, 2022, the Company granted certain service providers a total of 43,060 RSUs, covering shares of Class A common stock, at a grant date fair value of $18.93 per share. These RSUs vest as described above. The Company had 2,316 RSUs covering shares of Class A common stock vest during the three months ended March 31, 2022 related to previously granted RSU awards to Non-Employee Directors as the quarterly service conditions were satisfied. There were no RSUs granted during the three months ended March 31, 2021.
During the three months ended March 31, 2022, RSU activity was as follows:

	Class A Common Stock(1)	LT50 Common Stock(1)	Weighted average grant date fair value per share
Outstanding at December 31, 2021	4,329,530	4,301,750	$33.75
RSUs granted	43,060	—	$18.93
RSUs vested	(2,316)	—	$47.62
RSUs cancelled/forfeited/expired	(88,020)	(88,020)	$33.14
Outstanding at March 31, 2022	4,282,254	4,213,730	$33.92

(1)On November 9, 2021, immediately prior to the effectiveness of the Company’s IPO Registration Statement, the Company’s certificate of incorporation was amended to provide for, among other things, LT50 common stock.
As of March 31, 2022, there was $263.3 million of unamortized stock-based compensation cost related to unvested RSUs, which is expected to be recognized over the remaining weighted average life of 6.81 years. As of December 31, 2021, there was $282.0 million of unamortized stock-based compensation cost related to unvested RSUs, which is expected to be recognized over the remaining weighted average life of 6.92 years.
Stock Options
Both Stock Plans, as well as the 2021 Plan, provide for the grant of incentive and nonstatutory stock options to employees, nonemployee directors and consultants of the Company. Under the Stock Plans and the 2021 Plan, the exercise price of incentive stock options must be at least equal to 110% of the fair market value of the common stock on the grant date for a “ten-percent holder” or 100% of the fair market value of the common stock on the grant date for any other employee. The exercise price of nonstatutory options granted must be at least equal to 100% of the fair market value of the Company’s common stock on the date of grant.
The Company has only granted options under the Stock Plans. Under both Stock Plans, most options typically vest over four years and are exercisable at any time after the grant date, provided that service providers exercising unvested options receive restricted common stock that is subject to repurchase at the original exercise price upon a termination of service. The repurchase right lapses in accordance with the vesting schedule of the exercised option. Early exercises of options prior to vesting are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises of unvested options are recorded as a liability. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. During the three months ended March 31, 2022, the Company repurchased an immaterial amount of exercised restricted common stock. There were no repurchases of common stock during the three months ended March 31, 2021.
As of March 31, 2022 and December 31, 2021, there were 1,282,740 and 1,437,760 shares, respectively, subject to repurchase related to stock options exercised prior to vesting that are expected to vest. As

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
of March 31, 2022 and December 31, 2021, the Company recorded a liability related to these shares subject to repurchase in the amount of $2.2 million and $2.4 million, respectively, which is included within Accrued expenses and other liabilities in the accompanying consolidated balance sheets. These amounts are reclassified to common stock and additional paid in capital as the underlying shares vest.
A summary of the Company's stock option activity was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Outstanding at December 31, 2021	7,193,193	$1.87	6.45
Options granted	—	$—
Options exercised	(205,730)	$1.60
Options cancelled/forfeited/expired	(184,391)	$1.73
Outstanding at March 31, 2022	6,803,072	$1.85	6.04
Exercisable at March 31, 2022	6,564,742	$1.06	6.29

The total pretax intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $5.2 million and $2.0 million, respectively. The total pretax intrinsic value of options outstanding at March 31, 2022 and December 31, 2021 was $106.7 million and $302.8 million, respectively. The intrinsic value is the difference between the estimated fair market value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. No options were granted during the three months ended March 31, 2022. The weighted average grant date fair value of options granted during the three months ended March 31, 2021 was $8.60.
As of March 31, 2022, there was $11.8 million of unrecognized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.57 years. As of December 31, 2021, there was $13.2 million of unrecognized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.7 years.
Cash received from option exercises and purchases of shares under the Stock Plans for the three months ended March 31, 2022 and 2021 was $0.3 million and $0.1 million, respectively.
Stock-Based Compensation
The following table summarizes the stock-based compensation expense recognized for the options granted under the 2009 Stock Plan, options and RSUs granted under the 2019 Stock Plan, RSUs granted under the 2021 Plan and matching shares issued under the Matching Plan, in each case, as plans discussed above (in thousands):

	Three months ended March 31,
	2022	2021
Stock options	$1,006	$710
Matching shares	2	—
Restricted stock units	13,659	—
Total	$14,667	$710

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Stock-based compensation expense is allocated based on the cost center to which the award holder spent time during the reported periods. Stock-based compensation is included in the following components of expenses on the accompanying consolidated statements of income (in thousands):

	Three months ended March 31,
	2022	2021
Cost of revenue, net	$4,908	$188
Research and development	2,708	154
General and administrative	4,975	304
Sales and marketing	2,076	64
Total	$14,667	$710

Stock-based compensation expense capitalized as internally developed software costs was $0.3 million for the three months ended March 31, 2022. These amounts were immaterial for the three months ended March 31, 2021.
NOTE 6 - INCOME TAXES
The components of the Company’s provision for income taxes are as follows (in thousands):

	Three months ended March 31,
	2022	2021
Current income tax benefit (expense):
Federal	$(1,092)	$(2,175)
State	(184)	(555)
Foreign	(356)	(32)
Total provision for income taxes	$(1,632)	$(2,762)

For the three months ended March 31, 2022, the Company prepared its interim tax provision by applying a year-to-date effective tax rate. For the three months ended March 31, 2021, the Company prepared its interim tax provision by applying an annual effective tax rate. Use of the actual year-to-date effective tax rate commenced during the three months ended September 30, 2021 and the Company believes that continuing to use the actual year-to-date effective tax rate going forward results in the best estimate of the annual effective tax rate.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The effective income tax rate differs from the statutory rate during the three months ended March 31, 2022 primarily due to the change in valuation allowance.

	Three months ended March 31,
	2022	2021
Statutory rate	21.0%	21.0%
State tax	4.9%	3.8%
Research and development (R&D) credit	0.6%	(0.5)%
Rate differentials for controlled foreign corporations (CFCs) and charitable organizations	(1.8)%	(0.2)%
Permanent items and others	(0.3)%	—%
Change in valuation allowance	(53.4)%	—%
Stock-based compensation - federal	0.6%	1.5%
Total	(28.4)%	25.6%

The Company follows the provisions of ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. As of March 31, 2022 and December 31, 2021, the Company recorded an uncertain tax position liability, exclusive of interest and penalties, of $1.0 million and $0.2 million respectively, within Other liabilities on the consolidated balance sheets.
The Company is subject to income taxes in U.S. federal and various state, local and foreign jurisdictions. The tax years ended from December 2012 to December 2020 remain open to examination due to the carryover of unused net operating losses or tax credits.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 7 - NET (LOSS) INCOME PER SHARE
The computation of net (loss) income per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Three months ended March 31,
	2022	2021
Basic net (loss) income per share:
Numerator
Net (loss) income	$(7,376)	$8,043
Less: income allocated to participating securities	—	(5,547)
Net (loss) income attributable to Class A, LT10 and LT50 common stockholders, basic and diluted	$(7,376)	$2,496
Denominator
Weighted-average shares of common stock used to compute net (loss) income per share attributable to common stockholders, basic	80,147,208	29,522,409
Net (loss) income per share attributable to Class A, LT10 and LT50 common stockholders, basic	$(0.09)	$0.08

Diluted net (loss) income per share:
Numerator
Net (loss) income	$(7,376)	$8,043
Less: income allocated to participating securities	—	(5,547)
Net (loss) income attributable to Class A, LT10 and LT50 common stockholders, diluted	$(7,376)	$2,496
Denominator
Effect of dilutive securities:
Warrants	—	419,250
Stock options	—	10,634,680
Weighted-average shares of common stock used to compute net (loss) income per share attributable to common stockholders, diluted	80,147,208	40,576,339
Net (loss) income per share attributable to Class A, LT10 and LT50 common stockholders, diluted	$(0.09)	$0.06

The rights, including the liquidation and dividend rights, of the holders of Class A, LT10 and LT50 common stock are identical, except with respect to voting, conversion and transfer rights. Each share of Class A common stock is entitled to one vote per share, each share of LT10 common stock is entitled to 10 votes per share and each share of LT50 common stock is entitled to 50 votes per share. Each share of LT10 and LT50 common stock is convertible into one share of Class A common stock voluntarily at the option of the holder after the satisfaction of certain requirements, which includes a 10 month notice period for LT10 common stock and 50 months notice period for LT50 common stock to convert to Class A common stock, or automatically upon certain events. The Class A common stock has no conversion rights. As the liquidation and dividend rights are identical for Class A, LT10 and LT50 common stock, the undistributed earnings are allocated on a proportional basis based on the number of weighted-average shares within each class of common stock during the period and the

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
resulting net (loss) income per share attributable to common stockholders will be the same for the Class A, LT10, and LT50 common stock on an individual or combined basis.
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Year ended Three months ended March 31,
	2022	2021
Weighted-average stock options	6,067,912	—
Matching shares	39,756	—
Convertible preferred stock	—	42,031,390
Total	6,107,668	42,031,390

NOTE 8 - RELATED PARTY TRANSACTIONS
During the three months ended March 31, 2022, Expensify, Inc. contributed $0.9 million to its wholly-owned subsidiary, Expensify.org, a nonprofit benefit organization established by the Company. There was an immaterial amount of contributions from Expensify, Inc. to Expensify.org during the three months ended March 31, 2021. $0.3 million in commitments from Expensify, Inc. remain open for contribution as of March 31, 2022. All intercompany transactions and balances have been eliminated in consolidation.
There are no other significant related party transactions for the Company as of March 31, 2022 except as noted elsewhere in these consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report"). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our 2021 Annual Report and in other parts of this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements.”
OVERVIEW
Expensify is a cloud-based expense management software platform that helps the smallest to the largest businesses simplify the way they manage money. Every day, people from all walks of life in organizations around the world use Expensify to scan and reimburse receipts from flights, hotels, coffee shops, office supplies and ride shares. Since our founding in 2008, we have added over 10 million members to our community and processed and automated over 1.2 billion expense transactions on our platform as of March 31, 2022, freeing people to spend less time managing expenses and more time doing the things they love. For the quarter ended March 31, 2022, an average of 706,000 paid members across 200 countries and territories used Expensify to make money easy.
IMPACT OF COVID-19
As a result of the COVID-19 pandemic, we temporarily closed our offices, asked our employees to work remotely and implemented travel restrictions, all of which represent a disruption in how we operate our business. The operations of our customers, the majority of which are small and medium businesses ("SMBs"), were likewise disrupted. The outsized impact of the pandemic on SMBs was evident in 2020 as an abnormal percentage of our customers stopped adding new members to our platform, ceased (or paused) operations and/or scaled back or terminated subscriptions to the Expensify platform.
Business travel, traditionally a significant driver of expenses on our platform, has been severely curtailed during the pandemic with complex regional effects as lockdowns were put in place and altered rapidly. As a result of the pull-back in travel related expenses and other expenses that were not generated in a work from home environment, many of our customers that remained on our platform had fewer employees incurring expenses on a monthly basis in 2020. After a steady increase in paid members over multiple years, the average number of paid members on our platform declined 15% from 742,000 in the quarter ended March 31, 2020 to 633,000 in the quarter ended September 30, 2020 and we have rebounded to 706,000 paid members in the quarter ended March 31, 2022. Our activity is still recovering from May 2020 as the United States and certain other parts of the world continue to rebound from COVID-19. The amount of expenses incurred by the paid members remaining on our platform has also declined as a result of the factors stated above. While activity decreased and remains at lower levels than pre-pandemic, our revenue only declined until the quarter ended June 30, 2020. This initial adverse impact on revenue was mitigated by the prevalence of our annual contracts and minimum user requirements in those contracts as well as a price change that became effective in May 2020. We introduced the Expensify Card in 2020, immediately before the pandemic. Given the decline in the volume of expenses and potential customers’ reluctance to adopt a new card in this unusual environment, growth from monetizing the transactions from the Expensify Card has taken longer than anticipated, but the rate of adoption is increasing despite the COVID headwinds.
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
See the section titled “Risk Factors” in our 2021 Annual Report for further discussion of the possible impact of the COVID-19 pandemic on our business.
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
While the full lasting impact of the COVID-19 pandemic on the global economy and SMBs in particular remains uncertain, and the resulting impact on our number of paid members, remains uncertain, there have been signs of recovery as the economy has slowly reopened. See the section titled “Impact of COVID-19” above for additional information.
The following table sets forth the average number of paid members for the three months ended March 31, 2022 and 2021, respectively.

Three months ended	Paid members (in thousands)
March 31, 2022	706
March 31, 2021	633

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

	Three months ended March 31,
	2022	2021
	(in thousands, except percentages)
Adjusted EBITDA	$10,992	$13,422
Adjusted EBITDA margin	27%	45%

Non-GAAP Net Income and Non-GAAP Net Income Margin
We define non-GAAP net income as net income from operations in accordance with US GAAP excluding stock-based compensation and bonus costs related to our initial pubic offering ("IPO"), which we consider to be the discretionary cash bonuses paid to our employees during 2021. Refer to "Part II, Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources” in our 2021 Annual Report for further detail over the discretionary cash bonuses paid to employees in 2021. We define non-GAAP net income margin as non-GAAP net income divided by total revenue for the same period. We are focused on profitable growth and we consider non-GAAP net income to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of stock-based compensation and the one-time IPO-related discretionary cash bonus costs. Both expenses are not considered indicative of the core operating performance of our business. IPO-related bonus costs impacted the second, third and fourth fiscal quarters of 2021, but are not expected to impact future periods beginning with the first quarter of 2022.

	Three months ended March 31,
	2022	2021
	(in thousands, except percentages)
Non-GAAP net income	$7,291	$8,753
Non-GAAP net income margin	18%	29%

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
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Adjusted EBITDA and Adjusted EBITDA Margin

	Three months ended March 31,
	2022	2021
	(in thousands, except percentages)
Net (loss) income	$(7,376)	$8,043
Net (loss) income margin	(18)%	27%
Add:
Provision for income taxes	1,632	2,762
Interest and other expenses, net	902	737
Depreciation and amortization	1,167	1,170
Stock-based compensation	14,667	710
Adjusted EBITDA	$10,992	$13,422
Adjusted EBITDA margin	27%	45%

Non-GAAP net income and non-GAAP net income margin

	Three months ended March 31,
	2022	2021
	(in thousands, except percentages)
Net (loss) income	$(7,376)	$8,043
Net (loss) income margin	(18)%	27%
Add:
Stock-based compensation	14,667	710
IPO-related bonus expense	—	—
Non-GAAP net income	$7,291	$8,753
Non-GAAP net income margin	18%	29%

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
Cost of Revenue, Net
Cost of revenue, net primarily consists of expenses related to hosting the company’s service, including the costs of data center capacity, credit card processing fees, third-party software license fees, outsourcing costs to support customer service and outsourcing costs to support and process our patented scanning technology SmartScan, net of consideration from a vendor. Additional costs include amortization expense on capitalized software development costs and personnel-related expenses, including stock-based compensation and employee costs attributable to supporting our customers and maintenance of our platform.
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

	Three months ended March 31,
	2022	2021
	(in thousands)
Expensify Interchange Amount	$1,220	$488
Vendor Fees	(97)	(32)
Consideration from a Vendor	$1,123	$456

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
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses, including stock-based compensation, for executive management and any employee time allocated to administrative functions, including finance and accounting, legal and human resources. In addition to personnel-related expenses, general and administrative expenses consist of rent, utilities, depreciation on property and equipment, amortization of finance lease right-of-use assets and external professional services, including accounting, audit, tax, finance, legal and compliance, human resources and information technology. We expect that general and administrative expenses will continue to increase as we scale our business and as we incur additional costs associated with being a publicly traded company, including legal, audit, business insurance and consulting fees.
Interest and Other Expenses, Net
Interest and other expenses, net, consist primarily of interest paid under our credit facilities with Canadian Imperial Bank of Commerce ("CIBC"). It also includes realized gains and losses on foreign currency transactions and foreign currency remeasurement.
Provision for Income Taxes
Income taxes primarily consist of income taxes in the United States, United Kingdom, Australia, Netherlands and Canada, as well as states in the United States in which we do business.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.
The following table sets forth our results of operations for the periods presented:

	Three months ended March 31,
	2022	2021
	(in thousands, except share and per share data)
Revenue	$40,370	$29,720
Cost of revenue, net(1)	14,133	7,637
Gross margin	26,237	22,083
Operating expenses:
Research and development(1)	3,701	1,097
General and administrative(1)	14,006	6,367
Sales and marketing(1)	13,372	3,077
Total operating expenses	31,079	10,541
(Loss) income from operations	(4,842)	11,542
Interest and other expenses, net	(902)	(737)
(Loss) income before income taxes	(5,744)	10,805
Provision for income taxes	(1,632)	(2,762)
Net (loss) income	$(7,376)	$8,043

Less: income allocated to participating securities	—	(5,547)
Net (loss) income attributable to Class A, LT10 and LT50 common stockholders	$(7,376)	$2,496
Net (loss) income per share attributable to Class A, LT10 and LT50 common stockholders:
Basic	$(0.09)	$0.08
Diluted	$(0.09)	$0.06
Weighted-average shares of common stock used to compute net (loss) income per share attributable to Class A, LT10 and LT50 common stockholders:
Basic	80,147,208	29,522,409
Diluted	80,147,208	40,576,339

(1)Includes stock-based compensation expense as follows:

	Three months ended March 31,
	2022	2021
	(in thousands)
Cost of revenue, net	$4,908	$188
Research and development	2,708	154
General and administrative	4,975	304
Sales and marketing	2,076	64
Total stock-based compensation expense	$14,667	$710

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
Revenue

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Revenue	$40,370	$29,720	$10,650	36%

Revenue increased by $10.7 million, or 36%, for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to (i) an increase in the number of paid members and reimbursement activity, which was the result of increased demand for business travel due to continued lifting of travel restrictions globally and higher rates of returning the office compared to the same period in 2021 when the COVID-19 vaccines did not yet have widespread availability and distribution and (ii) an increase in average fees per paid member due to an increase in the number of pay-per-use members, who have a higher average fee per member than our annual members, compared to the same period in 2021.
Cost of Revenue, Net and Gross Margin

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Cost of revenue, net	$14,133	$7,637	$6,496	85%
Gross margin	26,237	22,083	$4,154	19%
Gross margin %	64%	74%

Cost of revenue, net increased by $6.5 million, or 85%, for the three months ended March 31, 2022 compared to the same period in 2021. Cost of revenue, net increased primarily due to the recognition of $4.9 million of stock-based compensation costs during the three months ended March 31, 2022 primarily related to the RSUs granted in September and November of 2021 to employees directly engaged in supporting our customers and providing maintenance of our platform. In addition to increased stock-based compensation, Cost of revenue, net increased due to a higher volume of payment processing fees directly related to an increase in reimbursement activity, increased efforts in support and implementation services, and increased outsourcing activities related to maintaining the platform. These increases were partially offset by consideration from a vendor, which reduced Cost of revenue, net by $1.1 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively. This increase in consideration from a vendor was driven primarily by the increased adoption and spend captured from members using the Expensify Card.
Gross margin decreased to 64% for the three months ended March 31, 2022 compared to 74% in the same period in 2021. Although revenue increased by 36% for the same period, Cost of revenue, net increased at a higher rate due to the factors described in the preceding paragraph.
Research and Development

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Research and development	$3,701	$1,097	$2,604	237%

Research and development expenses increased by $2.6 million, or 237%, for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to the recognition of $2.7 million of stock-based compensation costs during the three months ended March 31, 2022 primarily related to the RSUs granted in September and November of 2021 to employees directly engaged in the planning and preliminary project stage and post-implementation stage of new products and features. Increases to Research and development expenses were partially offset by decreased employee time spent in the planning and preliminary project stage and post-implementation stage of new products and features primarily due to an increase in employee focus on the customer support and sales and marketing of recently developed products and services such as the Free Plan and our Expensify Card.
Sales and Marketing

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Sales and marketing	$13,372	$3,077	$10,295	335%

Sales and marketing expenses increased by $10.3 million, or 335%, for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to an increase in advertising spend to gain further brand awareness and increased employee focus on marketing initiatives related to our recently developed products and services such as the Free Plan and our Expensify Card in addition to continued reduction of our advertising and other sales and marketing expenses during the three months ended March 31, 2021 in direct result of the COVID-19 pandemic. Furthermore, sales and marketing expenses were higher due to the recognition of $2.1 million of stock-based compensation costs during the three months ended March 31, 2022 primarily related to the RSUs granted in September and November of 2021 to employees directly engaged in sales and marketing activities during the three months ended March 31, 2022.
General and Administrative

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
General and administrative	$14,006	$6,367	$7,639	120%

General and administrative expenses increased by $7.6 million, or 120%, for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to increased compensation to our officers and the recognition of $5.0 million of stock-based compensation costs during the three months ended March 31, 2022 primarily related to the RSUs granted in September and November of 2021 to employees directly engaged in general and administrative activities. Furthermore, general and administrative expenses increased due to additional employee time and professional service costs incurred for accounting, auditing and legal services as a result of our continued requirements as a public entity compared to the same period in 2021.
Interest and Other Expenses, Net

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Interest and other expenses, net	$(902)	$(737)	$(165)	22%
	(1,054)	(646)
Interest and other expenses, net increased by $0.2 million, or 22%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily driven by the 2021 amended term loan entered into by the Company in September 2021, which resulted in additional interest expense for the Company during the three months ended March 31, 2022 compared to the same period in 2021.

Provision for Income Taxes

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$(1,632)	$(2,762)	$1,130	(41)%

We recorded a provision for income taxes of $1.6 million during the three months ended March 31, 2022 compared to a $2.8 million provision for income taxes for the same period in 2021. We follow the asset and liability method of accounting for income taxes, whereby we recognize deferred income taxes for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. During the three months ended March 31, 2022, we recorded a valuation allowance of $2.4 million. No valuation allowance was recorded during the three months ended March 31, 2021. The provision for income taxes reflects taxable income earned and taxed in U.S. federal and state and non-U.S. jurisdictions.
During the three months ended March 31, 2022 and 2021, our effective income tax rate was (28.4)% and 25.6%, respectively. The effective income tax rate differs from the statutory rate in 2022 primarily due to the change in valuation allowance. The effective income tax rate differs from the statutory rate in 2021 primarily due to state taxes and stock-based compensation resulting from incentive stock options granted during the period.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through our cash flow from operations, sales of our equity securities and borrowings under our credit facilities. In November 2021, upon completion of our IPO, we received aggregate net proceeds of approximately $57.5 million after deducting underwriting discounts and commissions of approximately $4.9 million and offering costs of approximately $8.0 million. As of March 31 2022, we had $101.1 million in cash and cash equivalents. As of March 31, 2022, we had $67.7 million in outstanding indebtedness.
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
CASH FLOWS
The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$11,223	$9,909
Net cash used by investing activities	(673)	(953)
Net cash provided by financing activities	218	(1,083)
Net increase in cash, cash equivalents and restricted cash	$10,768	$7,873

CASH PROVIDED BY OPERATING ACTIVITIES
During the three months ended March 31, 2022, cash provided by operating activities was $11.2 million, which was primarily driven by increases in settlement liabilities which represent increased expense reimbursement activity and increases in other liabilities. The timing of the settlement of certain operating liabilities and receipt of certain operating assets can affect the amounts reported as net cash provided by operating activities on the consolidated statements of cash flows. The main offsets to net cash provided by operating activities were an increased net loss primarily due to the recognition of stock-based compensation costs as a result of the RSUs granted to certain employees in September and November 2021, the increases in settlement assets, which represent increased expense reimbursement activity, and the timing of settlement of accounts payable and accrued expenses and other liabilities.
Net cash provided by operating activities increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to increases in settlement liabilities partially offset by the increases in settlement assets, which was primarily driven by increased expense reimbursement activity.
CASH USED IN INVESTING ACTIVITIES
During the three months ended March 31, 2022, cash used in investing activities was $0.7 million, primarily consisting of software development costs and the purchase of property and equipment related to the build-out of our offices in Portland and San Francisco.
Net cash used in investing activities decreased for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to a decrease in software development costs. Software development costs decreased due to additional time spent by employees during the three months ended March 31, 2022 on the customer support and sales and marketing of recently developed products and services such as the Free Plan and our Expensify Card. The Free Plan resulted in higher software development costs for the same period in 2021 as it was still in the application development stage.
CASH PROVIDED BY FINANCING ACTIVITIES
During the three months ended March 31, 2022, cash provided by financing activities was $0.2 million, primarily consisting of proceeds from exercises of stock options, including the vesting of early exercised common stock, which was partially offset by principal payments of our term loan and finance leases.
Net cash provided by financing activities increased for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to lower principal payments of term loan and no payments on deferred offering costs.
CREDIT FACILITIES
Amortizing Term Mortgage
Under the amortizing term mortgage agreement with CIBC for our commercial building in Portland, Oregon, the Company borrowed $8.3 million in August 2019, which requires interest and principal payments be made each month over a 30-year period. Interest accrues at a fixed rate of 5% per year until August 2024, at which point the interest rate changes to the Wall Street Journal Prime Rate minus 0.25% for the remaining term of the mortgage. The borrowings are secured by the building. As of March 31, 2022, the outstanding balance of the amortizing term mortgage was $7.9 million.
Loan and Security Agreement
Our loan and security agreement with CIBC, as amended and restated in September 2021 (the "2021 Amended Term Loan"), includes a $75.0 million term loan, consisting of a $45.0 million initial term loan with an option at a later date to enter into an additional $30.0 million delayed term loan, and a $25.0 million revolving line of credit. Approximately $23.5 million of the loan proceeds were used to immediately repay the remaining balances under the amortizing and non-amortizing term loans at the time of the amendment and restatement in September 2021 as well as the commitment fees and any other debt issuance costs associated with the amended agreement. The remaining proceeds from the initial term loan went towards our normal business operations.
The loan and security agreement was originally entered into in May 2018. The initial term loan of $45.0 million entered into by the Company in September 2021 is payable over a 60 month period with principal and accrued interest payments due each quarter thereafter, which commences with the first payment due on September 30, 2021. Quarterly principal payments are fixed and escalate throughout the term. The amounts borrowed are payable with interest at the bank’s reference rate plus 2.25% (5.75% as of March 31, 2022) and continuing on a quarterly basis through the end of the term loan. The borrowings are secured by substantially all our assets. As of March 31, 2022, the outstanding balance of the 2021 Amended Term Loan and revolving line of credit was $44.8 million and $15.0 million, respectively. The term loan and revolving line of credit mature in September 2026 and September 2024, respectively.
See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
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
As of March 31, 2022, we were in compliance with all debt covenants.
Contractual Obligations and Commitments
As of March 31, 2022, there have been no material changes in our contractual obligations and commitments disclosed in our 2021 Annual Report.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms whereby we agree to indemnify customers, issuing banks, card networks, vendors, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of convertible preferred stock and stockholders' equity (deficit), or condensed consolidated statements of cash flows.
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
Critical Accounting Estimates
Our condensed consolidated financial statements included elsewhere herein have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For our accounting policies, see Note 2 in the audited consolidated financial statements within our 2021 Annual Report and Note 1 in our condensed consolidated financial statements contained elsewhere herein for a description of our significant accounting policies.
EMPLOYEE AND EMPLOYEE-RELATED EXPENSES
Allocating our employee and employee-related expenses, which consist of contractor costs, employee salary and wages, stock-based compensation and travel and other employee-related costs, to their appropriate financial statement line items on the consolidated statements of income, requires us to make estimates and judgments as a result of our generalist model and organizational structure. We base our estimates for allocating employee and employee related expenses on our internal productivity and team management tools. Management reviews the estimates each reporting period to evaluate the estimate of the allocated amounts to each expense financial statement line item in the consolidated financial statements.
REVENUE RECOGNITION
The Company generates revenue from subscription fees paid by its customers to access and use the Company’s hosted software services, as well as standard customer support. The Company adopted Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("Topic 606") as of January 1, 2019, utilizing the full retrospective method of transition.
Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
The Company’s contracts are either month-to-month arrangements billed monthly in arrears based on a specified number of members or annual arrangements billed monthly in arrears based on a minimum number of monthly members. Month-to-month contracts can be terminated by either party at any time without penalty. Prior to May 2020, annual subscription customers who wish to terminate their contracts before the end of the term are required to pay the remaining obligation in full plus any fees or penalties set forth in the agreement. As of May 2020, annual contracts are noncancelable.
The Company charges its customers subscription fees for access to its platform based on the number of monthly members and level of service. The contractual price per member is based on either negotiated fees or rates published on the Company’s website. The Company’s contracts with customers include two performance obligations: access to the hosted software service ("SaaS"), inclusive of all features available within the platform and related customer support. The SaaS and the support are accounted for as a combined performance obligation because they have the same pattern of transfer over the same period and, therefore, are delivered concurrently. The Company satisfies its performance obligation over time each month as it provides the SaaS and support services to customers and as such generally recognizes revenue monthly based on the number of monthly members and contractual rate per member.
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
Revenue is recognized net of applicable taxes imposed on the related transaction. The Company charges the customer on a monthly basis, in arrears, with typical payment terms being 30 days. A contract asset is the right to consideration for transferred goods or services and arises when the amount of revenue recognized exceeds amounts billed to a customer. As a result of a price increase in 2020 that was applicable to certain annual contracts and is being billed incrementally by the Company over a twelve month period ended May 2021, the Company recorded revenue for such contracts on a straight line basis over the twelve month period affected by the price increase. This resulted in contract assets that consist of unbilled receivables for revenue recognized in excess of billings. The contract asset will decrease as the price increase is applied to the amounts billed to customers, over the twelve month period. The Company had no contract assets remaining for unbilled receivables as of March 31, 2022. Since the Company's performance obligation is satisfied monthly, at any reporting period, the Company has no unsatisfied, or partially unsatisfied, performance obligations.
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
Refer to Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further detail over stock-based compensation and the stock incentive plans of the Company.
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.
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
INTEREST RATE RISK
We are subject to interest rate risk in connection with borrowings under our amortizing term mortgage, our monthly revolving line of credit and our amortizing term loan. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors held constant. Assuming the amounts outstanding under these borrowing facilities are fully drawn, a hypothetical 10% change in interest rates would not have a material impact on our condensed consolidated financial statements.

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
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and as discussed below, our chief executive officer and chief financial officer have concluded that as of March 31, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
MATERIAL WEAKNESS
As disclosed in “Part II, Item 9A. Controls and Procedures” of our 2021 Annual Report, in connection with our management’s assessment of controls over financial reporting during the years ended December 31, 2021, 2020 and 2019, we identified a material weakness in our internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that we identified relates to insufficient technical skills to address accounting matters combined with insufficient accounting staff and internal control knowledge to design and implement processes and controls, including the review of the completeness and accuracy of reports used to record journal entries, necessary to ensure material misstatements did not occur.
To address this material weakness, we are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. For example, as we prepared to become a public company, we worked to improve the controls around our key accounting processes and our quarterly close process, and we hired additional accounting and finance personnel to help us implement these processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems. We will not be able to sufficiently remediate these control deficiencies until these steps have been completed and the controls have been operating effectively for a sufficient period of time. If any of these new or improved controls and systems do not perform as expected, we may continue to experience material weaknesses in our controls.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in "Part I, Item IA. Risk Factors" of our 2021 Annual Report. You should carefully read and consider the risks and uncertainties, together with all of the other information included in the 2021 Annual Report and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
USE OF PROCEEDS
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits
The following exhibits are filed herewith or incorporated by reference herein:

Incorporated by Reference

Exhibit No.	Name	Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-41043	3.2	November 15, 2021

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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPENSIFY, INC.

Date: May 16, 2022	By:	/s/ David Barrett
David Barrett
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Ryan Schaffer
Ryan Schaffer
Chief Financial Officer
(Principal Financial and Accounting Officer)