Form 10-Q
period 2022-06-30
Expensify, Inc.
filed 2022-08-12
CIK 1476840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The registrant had outstanding 68,252,500 shares of Class A common stock, par value of $0.0001 per share, 7,337,960 shares of LT10 common stock, par value $0.0001 per share, and 6,225,330 shares of LT50 common stock, par value $0.0001 per share as of August 8, 2022.

i

Special Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategies, plans, or intentions. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others:
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
•our cash flows, the prevailing stock prices, general economic and market conditions and other considerations that could affect the specific timing, price and size of repurchases under our stock repurchase program or our ability to fund any stock repurchases;
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
ii

•our ability to successfully defend litigation brought against us;
•our ability to successfully identify, manage and integrate any existing and potential acquisitions of businesses, talent, technologies or intellectual property;
•general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability;
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
iii

Part I - Financial Information
Item 1. Condensed Financial Statements

1

Expensify, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share data)

	As of June 30,	As of December 31,
	2022	2021
Assets
Cash and cash equivalents	$105,537	$98,398
Accounts receivable, net	16,270	15,713
Settlement assets	43,780	21,880
Prepaid expenses	5,430	7,436
Related party loan receivable	—	14
Other current assets	20,434	14,201
Total current assets	191,451	157,642
Capitalized software, net	6,006	6,359
Property and equipment, net	15,174	15,930
Lease right-of-use assets	1,472	2,202
Deferred tax assets, net	689	370
Other assets	580	710
Total assets	$215,372	$183,213
Liabilities and stockholders' equity
Accounts payable	$2,169	$3,752
Accrued expenses and other liabilities	8,967	11,046
Borrowings under line of credit	15,000	15,000
Current portion of long-term debt, net of original issuance discount and debt issuance costs	548	549
Lease liabilities, current	1,508	1,549
Settlement liabilities	41,590	21,680
Total current liabilities	69,782	53,576
Lease liabilities, non-current	68	802
Other liabilities	1,121	153
Long-term debt, net of original issuance discount and debt issuance costs	51,710	52,067
Total liabilities	122,681	106,598
Commitments and contingencies (Note 4)
Stockholders' equity:
Common stock, par value $0.0001; 1,000,000,000 shares of Class A common stock authorized as of June 30, 2022 and December 31, 2021; 68,209,726 and 67,844,060 shares of Class A common stock issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; 24,999,330 and 25,000,000 shares of LT10 common stock authorized as of June 30, 2022 and December 31, 2021, respectively; 7,337,960 and 7,332,640 shares of LT10 common stock issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; 24,999,170 and 25,000,000 shares of LT50 common stock authorized as of June 30, 2022 and December 31, 2021, respectively; 6,225,330 and 6,224,160 shares of LT50 common stock issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; preferred stock, par value $0.0001; 10,000,000 shares of preferred stock authorized as of June 30, 2022 and December 31, 2021; no shares of preferred stock outstanding as of June 30, 2022 and December 31, 2021
	6	6
Additional paid-in capital	173,961	142,515
Accumulated deficit	(81,276)	(65,906)
Total stockholders' equity	92,691	76,615
Total liabilities and stockholders' equity	$215,372	$183,213

See accompanying notes to condensed consolidated financial statements.
2

Expensify, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue	$43,162	$35,304	$83,532	$65,024
Cost of revenue, net	15,876	7,934	30,010	15,571
Gross margin	27,286	27,370	53,522	49,453
Operating expenses:
Research and development	3,584	4,874	7,285	5,971
General and administrative	15,432	11,127	29,438	17,494
Sales and marketing	12,244	3,870	25,616	6,947
Total operating expenses	31,260	19,871	62,339	30,412
(Loss) income from operations	(3,974)	7,499	(8,817)	19,041
Interest and other expenses, net	(1,955)	(769)	(2,856)	(1,506)
(Loss) income before income taxes	(5,929)	6,730	(11,673)	17,535
Provision for income taxes	(2,065)	(99)	(3,697)	(2,861)
Net (loss) income	$(7,994)	$6,631	$(15,370)	$14,674

Less: income allocated to participating securities	—	(4,706)	—	(9,426)
Net (loss) income attributable to Class A, LT10 and LT50 common stockholders	$(7,994)	$1,925	$(15,370)	$5,248
Net (loss) income per share attributable to Class A, LT10 and LT50 common stockholders:
Basic	$(0.10)	$0.06	$(0.19)	$0.18
Diluted	$(0.10)	$0.05	$(0.19)	$0.13
Weighted-average shares of common stock used to compute net (loss) income per share attributable to Class A, LT10 and LT50 common stockholders:
Basic	80,473,097	29,836,295	80,311,053	29,680,220
Diluted	80,473,097	41,341,330	80,311,053	41,216,420

See accompanying notes to condensed consolidated financial statements.
3

Expensify, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited, in thousands, except share and per share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Subscriptions receivable	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Three months ended June 30, 2022
Balance at March 31, 2022	—	$—	81,606,993	$6	$157,743	$—	$(73,282)	$84,467
Issuance of common stock on exercise of stock options	—	—	101,345	—	183	—	—	183
Vesting of early exercised stock options	—	—	—	—	456	—	—	456
Issuance of restricted stock units	—	—	3,896	—	28	—	—	28
Repurchases of early exercised stock options	—	—	(10,740)	—	(16)	—	—	(16)
Issuance of common stock under Matching Plan	—	—	71,522	—	1,188	—	—	1,188
Stock-based compensation	—	—	—	—	14,379	—	—	14,379
Net loss	—	—	—	—	—	—	(7,994)	(7,994)
Balance at June 30, 2022	—	$—	81,773,016	$6	$173,961	$—	$(81,276)	$92,691

Three months ended June 30, 2021
Balance at March 31, 2021	4,203,139	$45,105	29,640,520	$—	$22,147	$—	$(44,305)	$(22,158)
Issuance of common stock on exercise of stock options	—	—	5,140,000	—	2,606	(1,760)	—	846
Stock-based compensation	—	—	—	—	888	—	—	888
Net income	—	—	—	—	—	—	6,631	6,631
Balance at June 30, 2021	4,203,139	$45,105	34,780,520	$—	$25,641	$(1,760)	$(37,674)	$(13,793)

See accompanying notes to condensed consolidated financial statements.
4

Expensify, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited, in thousands, except share and per share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Subscriptions receivable	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Six months ended June 30, 2022
Balance at December 31, 2021	—	$—	81,400,860	$6	$142,515	$—	$(65,906)	$76,615
Issuance of common stock on exercise of stock options	—	—	307,075	—	435	—	—	435
Vesting of early exercised stock options	—	—	—	—	751	—	—	751
Issuance of restricted stock units	—	—	6,629	—	46	—	—	46
Repurchases of early exercised stock options	—	—	(13,070)	—	(20)	—	—	(20)
Issuance of common stock under Matching Plan	—	—	71,522	—	1,188	—	—	1,188
Stock-based compensation	—	—	—	—	29,046	—	—	29,046
Net loss	—	—	—	—	—	—	(15,370)	(15,370)
Balance at June 30, 2022	—	$—	81,773,016	$6	$173,961	$—	$(81,276)	$92,691

Six months ended June 30, 2021
Balance at December 31, 2020	4,203,139	$45,105	29,366,940	$—	$21,312	$—	$(52,348)	$(31,036)
Issuance of common stock on exercise of stock options	—	—	5,413,580	—	2,731	(1,760)	—	971
Stock-based compensation	—	—	—	—	1,598	—	—	1,598
Net income	—	—	—	—	—	—	14,674	14,674
Balance at June 30, 2021	4,203,139	$45,105	34,780,520	$—	$25,641	$(1,760)	$(37,674)	$(13,793)

See accompanying notes to condensed consolidated financial statements.
5

Expensify, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(15,370)	$14,674
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,735	2,294
Reduction of operating lease right-of-use assets	358	365
Loss on impairment, receivables and sale or disposal of equipment	475	133
Stock-based compensation	28,428	1,598
Amortization of original issuance discount and debt issuance costs	21	16
Deferred tax assets	(319)	—
Changes in assets and liabilities:
Accounts receivable, net	(906)	(3,513)
Settlement assets	(8,999)	(2,996)
Prepaid expenses	2,006	(1,542)
Related party loan receivable	14	(291)
Other current assets	1,193	855
Other assets	2	20
Accounts payable	(1,583)	(1,335)
Accrued expenses and other liabilities	(1,366)	6,768
Operating lease liabilities	(404)	(406)
Settlement liabilities	19,910	7,101
Other liabilities	963	472
Net cash provided by operating activities	27,158	24,213
Cash flows from investing activities:
Purchases of property and equipment	(267)	(1,940)
Software development costs	(468)	(1,353)
Net cash used by investing activities	(735)	(3,293)
Cash flows from financing activities:
Principal payments of finance leases	(394)	(385)
Principal payments of term loan	(297)	(1,231)
Repurchases of early exercised stock options	(20)	—
Proceeds from common stock purchased under Matching Plan	1,188	—
Payments of deferred offering costs	—	(3,343)
Proceeds from issuance of common stock on exercise of stock options	519	971
Net cash provided (used) by financing activities	996	(3,988)
Net increase in cash and cash equivalents and restricted cash	27,419	16,932
Cash and cash equivalents and restricted cash, beginning of period	125,315	46,878
Cash and cash equivalents and restricted cash, end of period	$152,734	$63,810
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,750	$1,445
Cash paid for income taxes	$606	$5,122
Noncash investing and financing items:
Accrued deferred offering costs	$—	$821
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$105,537	$45,429
Restricted cash included in other current assets	16,077	3,652
Restricted cash included in other assets	—	49
Restricted cash included in settlement assets	31,120	14,680
Total cash, cash equivalents and restricted cash	$152,734	$63,810

See accompanying notes to condensed consolidated financial statements.
6

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 – GENERAL INFORMATION
Description of the Business
Expensify, Inc. ("Expensify") was incorporated in Delaware on April 29, 2009. Expensify offers a comprehensive expense management platform that integrates with a variety of third-party accounting applications, including QuickBooks Desktop, QuickBooks Online, Xero, NetSuite, Intacct, Sage, Microsoft Dynamics, MYOB and others. Expensify's product simplifies the way that employees and vendors manage and submit expense receipts and bills and provides efficiencies to companies for the payment of those bills. Expensify delivers its services over the internet to corporations and individuals under a license arrangement and offers unique pricing options for small and midsized businesses and enterprises on a per-active-member basis.
Expensify also offers an Expensify card ("Expensify Card"), which is primarily distributed to large corporate customers in the United States ("U.S.") that subsequently distribute the card to their employees for business use. The Expensify Card allows customers to have real-time control over their employees' spending and compliance with spending limits in addition to eReceipt reporting on purchases made.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Expensify and its wholly-owned subsidiaries (the "Company") and have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Annual Report").
All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position, results of operations, equity, and cash flows for the periods presented.
Results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other future annual or interim period.
Stock Split
On October 27, 2021, the Company effected a ten-for-one stock split of its common stock. All share and per share information has been retroactively adjusted to reflect the stock split for all prior periods presented.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and judgments are based on historical experience, forecasted events and various other assumptions that the Company believes to be reasonable under the circumstances. Estimates and judgments are evaluated on an ongoing basis.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.
Significant estimates and assumptions by management affect the Company’s revenues, classification of employee and employee-related expenses, the useful lives and recoverability of long-lived assets, income taxes, capitalization of internal-use software costs, and stock-based compensation.
Updates to Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 of the 2021 Annual Report. Since the date of the 2021 Annual Report, there have been no material changes to the Company's significant accounting policies, including the status of recent accounting pronouncements adopted, other than those detailed below.
Restricted Cash
Restricted cash includes amounts deposited with a commercial bank required as collateral for corporate credit cards issued by the respective commercial bank in the U.S. and United Kingdom, cash in transit for funds held for customers to the Company's Payment Processor, Expensify Card collateral for funds held for customers, cash held by Expensify.org for social justice and equity efforts of Expensify.org, cash held on behalf of service providers to be used towards service provider share purchases at the end of the Matching Plan (as defined in Note 5) offering period, and settlement assets for funds held for customers that are deposited into a commercial bank account held by the Company for the benefit of the customers until remitted to the customers' members.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which requires an impairment model (known as the current expected credit loss or "CECL Model") that is based on expected rather than incurred losses, with an anticipated result of more timely loss recognition. The CECL Model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. As the Company will no longer qualify as an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as of December 31, 2022, the guidance will be effective for the Company beginning with the annual reporting period ended December 31, 2022 and interim periods presented therein. The Company is in the process of determining key accounting interpretations, data requirements and necessary changes to credit loss estimation methods, processes and systems and the impact to the consolidated financial statements and related disclosures.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 - REVENUE AND CERTAIN STATEMENTS OF OPERATIONS COMPONENTS
Revenue by geographic region, based on user address, was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
United States	$39,388	$31,472	$75,906	$57,912
All other locations	3,774	3,832	7,626	7,112
Total revenue	$43,162	$35,304	$83,532	$65,024

No individual customer represented more than 10% of the Company’s total revenue during the three and six months ended June 30, 2022 and 2021.
Cashback Rewards
The Company offers a cashback rewards program to all customers based on volume of Expensify Card transactions and SaaS subscription tier. Cashback rewards are earned on a monthly basis and paid out the following month. The Company considers the cashback payments to customers as consideration payable to a customer and is recorded as contra revenue within Revenue on the condensed consolidated statements of operations. Cashback rewards for the three months and six months ended June 30, 2022 was $0.7 million and $1.2 million, respectively. There were no cashback rewards for the three months and six months ended June 30, 2021.
Consideration From a Vendor, net
The Company receives consideration from a vendor for monetizing Expensify Card activities. This consideration, net of credit card processing fees paid to the vendor, is included as a reduction to Cost of revenue, net within the condensed consolidated statements of operations. Consideration from a vendor, net for the three months ended June 30, 2022 and 2021 was $1.5 million and $0.7 million, respectively. Consideration from a vendor, net for the six months ended June 30, 2022 and 2021 was $2.7 million and $1.1 million, respectively.
NOTE 3 - CERTAIN BALANCE SHEET COMPONENTS
Other Current Assets
Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Expensify.org restricted cash	$4,977	$3,078
Expensify Card posted collateral for funds held for customers	7,265	5,115
Cash in transit for funds held for customers	3,508	388
Contract assets	—	8
Expensify Payments LLC restricted cash	101	55
Income tax receivable	4,112	5,412
Matching plan escrow	210	—
Other	261	145
Total	$20,434	$14,201

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Capitalized Software, net
Capitalized software, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Capitalized software development costs	$11,944	$10,966
Less: accumulated amortization	(5,938)	(4,607)
Capitalized software, net	$6,006	$6,359

Amortization expense related to capitalized software development costs is recorded in Cost of revenue, net on the condensed consolidated statements of operations. Amortization expense was $0.7 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively. Amortization expense was $1.3 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively.
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Computers and equipment	$236	$311
Furniture and fixtures	1,440	1,462
Leasehold improvements	6,960	7,106
Commercial building	6,493	6,493
Land	4,151	4,151
Construction in progress	2,542	2,391
Total property and equipment	21,822	21,914
Less: accumulated depreciation	(6,648)	(5,984)
Total properly and equipment, net	$15,174	$15,930

Depreciation expense related to property and equipment is recorded in General and administrative on the condensed consolidated statements of operations. Depreciation expense related to property and equipment for the three months ended June 30, 2022 and 2021 was $0.5 million and $0.5 million, respectively. Depreciation expense related to property and equipment for the six months ended June 30, 2022 and 2021 was $1.0 million and $1.1 million, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued expense reports	$263	$246
Partner payouts and advertising fees	785	574
Hosting and license fees	89	36
Credit card processing fees	22	56
Professional fees	2,098	1,274
Sales, payroll and other taxes payable	2,067	4,936
Cashback rewards	269	239
Interest payable	874	783
Restricted common stock liability for early stock option exercises	1,775	2,443
Matching plan payroll liability	207	—
Other	518	459
Total	$8,967	$11,046

NOTE 4 - COMMITMENTS AND CONTINGENCIES
Finance and Operating Lease Arrangements
The Company did not enter into any additional operating lease agreements or finance lease agreements to finance the acquisition of new property and equipment during the six months ended June 30, 2022 and 2021.
The components of lease cost reflected in the condensed consolidated statements of operations were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Finance lease cost:
Amortization of ROU assets	$198	$197	$395	$395
Interest on lease liabilities	6	11	14	23
Total finance lease cost	204	208	409	418
Operating lease cost	173	125	358	410
Total lease cost	$377	$333	$767	$828

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Other information related to leases was as follows (in thousands, except as noted within):

	June 30,	December 31,
	2022	2021
Finance lease ROU asset (included within Lease right-of-use assets)	$856	$1,251
Operating lease ROU asset (included within Lease right-of-use assets)	$616	$951
Weighted-average remaining lease term (in years):
Finance leases	1.08	1.58
Operating leases	0.92	1.40
Weighted-average discount rate:
Finance leases	2.47%	2.50%
Operating leases	5.25%	5.30%

Supplemental cash flow information related to leases was as follows (in thousands):

	Six months ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(399)	$(451)
Operating cash flows from finance leases	(14)	(23)
Financing cash flows from finance leases	(394)	(385)

Maturities of lease liabilities as of June 30, 2022 were as follows (in thousands):

	Finance leases	Operating leases
For the year ending:
Remainder of 2022	$408	$392
2023	476	332
2024	—	—
2025	—	—
2026	—	—
Thereafter	—	—
Total future lease payments	884	724
Less: imputed interest	(13)	(19)
Less: lease liabilities, current	(803)	(705)
Lease liabilities, non-current	$68	$—

Amortizing Term Mortgage
In August 2019, the Company entered into an $8.3 million amortizing term mortgage agreement with Canadian Imperial Bank of Commerce ("CIBC") for the Company's commercial building located in Portland, Oregon. The agreement requires interest and principal payments be made each month over a 30-year period. Interest accrues at a fixed rate of 5.00% per year until August 2024, at which point the interest rate changes to the Wall Street Journal Prime Rate less 0.25% for the remaining term of the mortgage. The borrowings are secured by the building. The outstanding balance of the amortizing term mortgage was $7.9 million and $8.0 million as of June 30, 2022 and December 31, 2021, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
2021 Amended Term Loan
In September 2021, the Company amended and restated its loan and security agreement with CIBC (the "2021 Amended Term Loan") to refinance the existing non-amortizing and amortizing term loans, establish a single term loan of up to $75.0 million, consisting of a $45.0 million initial term loan effective immediately with an option to enter into an additional $30.0 million delayed term loan, and increase the monthly revolving line of credit to $25.0 million. The term loan and revolving line of credit mature in September 2026 and September 2024, respectively. Approximately $23.5 million of the loan proceeds were used to immediately repay the remaining balances under the amortizing and non-amortizing term loans at the time of the amendment, as well as commitment fees and other debt issuance costs associated with the amendment. The remaining proceeds from the initial term loan were utilized to fund the Company's normal business operations.
Under the 2021 Amended Term Loan, the initial term loan of $45.0 million is payable over a 60 month period with principal and accrued interest payments due each quarter, commencing on September 30, 2021. The 2021 Amended Term Loan amortizes in equal quarterly installments of $0.1 million through September 30, 2024, $0.2 million beginning October 1, 2024 and $0.6 million beginning October 1, 2025, with any remaining principal balance due and payable on maturity. The amounts borrowed bear interest at the bank’s reference rate plus 2.25% (7.00% as of June 30, 2022) beginning on September 30, 2021 and continuing on a quarterly basis through maturity of the term loan. The borrowings are secured by substantially all the Company’s assets. As of June 30, 2022 and December 31, 2021, the outstanding balance of the 2021 Amended Term Loan was $44.7 million and $44.9 million, respectively.
Monthly Revolving Line of Credit
The line of credit agreement, as amended with the 2021 Amended Term Loan, provides borrowings up to $25.0 million. Borrowings under the line of credit bear interest at CIBC’s reference rate plus 1.00% (5.75% as of June 30, 2022) and are secured by substantially all of the Company’s assets. As of June 30, 2022 and December 31, 2021, there were $15.0 million of borrowings under the line of credit and $10.0 million of capacity available for borrowings.
In connection with the amortizing term mortgage and the 2021 Amended Term Loan, the Company recorded an immaterial amount of debt issuance costs and the 2021 Amended Term Loan was subject to an original issuance discount. These amounts are being amortized to interest expense over the term of the respective agreements using the effective interest method. As of June 30, 2022 and December 31, 2021, unamortized original issuance discount and debt issuance costs remaining were $0.3 million and $0.2 million, respectively.
Future aggregate annual principal payments on long-term debt as of June 30, 2022 is expected to be as follows (in thousands):

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

For the year ending:
Remainder of 2022	$295
2023	595
2024	715
2025	1,397
2026	42,355
Thereafter	7,191
Total principal payments	52,548
Less: unamortized original issuance discount and debt issuance costs	(290)
Less: current portion, net of unamortized original issuance discount and debt issuance costs	(548)
Long-term debt, net of unamortized original issuance discount and debt issuance costs	$51,710

As of June 30, 2022, the Company was not in compliance with all debt covenants, specifically the covenant restricting the amount of transfers for donations to Expensify.org during the period, but obtained a waiver from CIBC. The Company does not believe non-compliance with this covenant had any material impact on the Company or its operations. The Company expects to be in compliance with all debt covenants by the end of the fiscal quarter ended September 30, 2022.
Defined Contribution Plans
The Company sponsors a U.S. 401(k) defined contribution plan for all eligible employees who elect to participate. The Company is permitted to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. Effective January 1, 2018, the Company matches up to 4.50% of each eligible participant’s 401(k) contribution. The Company’s actual contribution may be reduced by certain available forfeitures, if any, during the plan year. No discretionary profit-sharing contributions were made during the three and six months ended June 30, 2022 and 2021. The Company’s 401(k) matching contributions for the three months ended June 30, 2022 and 2021 were $0.2 million and $0.2 million, respectively. The Company’s 401(k) matching contributions for the six months ended June 30, 2022 and 2021 were $0.4 million and $0.4 million, respectively.
Legal
From time to time in the normal course of business, the Company may be involved in claims, proceedings and litigation. In the case of any litigation, the Company records a provision for a liability when management believes that it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. The Company reviews such provisions at least quarterly and adjusts such provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.
As of June 30, 2022, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.
NOTE 5 - STOCK INCENTIVE PLANS
2009 and 2019 Stock Plans
In 2009, the Board of Directors approved the 2009 Stock Plan ("2009 Stock Plan"). As amended in 2015, the 2009 Stock Plan permitted the Company to grant up to 16,495,150 shares of common stock. In January 2018, the Company increased the number of shares of common stock reserved under the

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
2009 Stock Plan by 535,130 shares, from 16,495,150 shares to 17,030,280. In April 2019, the Board of Directors approved the adoption of the 2019 Stock Plan ("2019 Stock Plan", and together with the 2009 Stock Plan, "Stock Plans"). The 2019 Stock Plan permitted the Company to grant up to 8,173,970 additional shares, increasing the overall common stock reserved for grant under the Stock Plans to 25,204,250 shares. In September 2021, under the 2019 Stock Plan, the Board of Directors approved the grant of 8,679,380 restricted stock units under the 2019 Stock Plan, which covered of an aggregate of 4,339,690 shares of each of Class A and LT50 common stock effective immediately prior to the effectiveness of the Company's IPO Registration Statement on Form S-1 (the "IPO Registration Statement") on November 9, 2021. On November 9, 2021, the Board of Directors amended and restated the 2019 Stock Plan to, among other things, increase the common stock reserved for issuance under the 2019 Stock Plan to an aggregate of 16,856,770 shares of Class A and LT50 common stock.
Following the completion of the initial public offering of the Company’s Class A common stock (the "IPO"), the Company did not and does not intend to make any further grants under the Stock Plans. However, the Stock Plans will continue to govern the terms and conditions of the outstanding awards granted under the Stock Plans. Upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A or LT50 common stock underlying outstanding stock-based awards granted under the 2019 Stock Plan, an equal number of shares of Class A common stock will become available for grant under the 2021 Incentive Award Plan ("2021 Plan") and the Company's 2021 Stock Purchase and Matching Plan ("Matching Plan" and together with the 2021 Plan, "2021 Incentive Plans").
2021 Incentive Plans
In November 2021, the Board of Directors adopted, and its stockholders approved, the 2021 Incentive Plans, which both became effective immediately before the effectiveness of the IPO Registration Statement and use a combined share reserve. Under the 2021 Incentive Plans, 12,453,532 shares of Class A common stock were initially reserved for issuance pursuant to a variety of stock-based awards, including incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), and other forms of equity and cash compensation under the 2021 Plan and purchase rights and matching awards under the Matching Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Plans will be increased upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A or LT50 common stock underlying outstanding stock-based awards granted under the 2019 Stock Plan. The number of shares of Class A common stock reserved for issuance under the 2021 Incentive Plans as of June 30, 2022 and December 31, 2021 was 17,336,972 shares and 12,453,532 shares, respectively. The number of shares will automatically increase each subsequent January 1 through January 1, 2031, by the lesser of (A) 6% of the aggregate number of shares of all classes of common stock outstanding on the immediately preceding calendar year, or (B) such lesser number of shares as determined by the Company’s board of directors or compensation committee; provided, however, that no more than 87,576,990 shares of Class A common stock may be issued upon the exercise of incentive stock options.
Matching Plan
The Matching Plan operates using consecutive three month offering periods that commenced on March 15, 2022. Employees, consultants and directors ("Service Providers") of the Company can participate in the Matching Plan by electing to contribute compensation through payroll deductions or from fee payments or may be granted discretionary awards under the Matching Plan. On the last day of the offering period the contributions made during the offering period are used to purchase shares of Class A common stock.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The price at which Class A common stock is purchased under the Matching Plan equals the average of the high and low trading price of a share of Class A common stock as of the last trading day of the offering period. At the end of each offering period, the Company may provide a discretionary match up to 1/10 of a share of Class A common stock for each share of Class A common stock purchased by or issued to a service provider under the Matching Plan that is retained through the end of the applicable offering period. No fractional shares will be issued by the Company. The Company will round to the nearest full share for shares purchased by a service provider as well as any matched shares issued to a service provider under the Matching Plan. The match rate applicable to each offering period shall be limited to 1.50% of the shares of any class of capital stock outstanding as of the exercise date applicable to such offering period. The Company estimates the fair value of matched shares provided under the Matching Plan using the Black-Scholes option-pricing model on the date of grant. The Company recognizes stock-based compensation expense related to the matched shares pursuant to its Matching Plan on a straight-line basis over the applicable three month offering period.
Service Providers who participated in the Matching Plan for the offering period ended June 14, 2022 purchased a total of 67,946 Class A common shares, based on a purchase price of $17.42, resulting in gross cash proceeds to the Company of $1.2 million.
For the offering period ended June 14, 2022, the Company elected to match each share of Class A common stock purchased by or issued under the Matching Plan with 1/20 of a share of Class A common stock. During the six months ended June 30, 2022, the Company granted 3,576 shares of Class A common stock under the Matching Plan.
Restricted Stock Units
On September 24, 2021, under the 2019 Stock Plan, the Company approved the grant of RSUs to Service Providers covering Class A and LT50 common stock effective November 9, 2021, the date the Company amended its Certificate of Incorporation, to include, among other things, LT50 common stock. RSUs granted to Service Providers on November 9, 2021 that were approved in September 2021 vest upon the satisfaction of both a performance and service condition. The performance condition was satisfied immediately prior to the effectiveness of the IPO Registration Statement. The service condition is satisfied over eight years with 1/8 of the grant vesting on September 15, 2022 and quarterly vesting of 1/32 of the grant every December 15, March 15, June 15 and September 15 (each, a "Specified Quarterly Date") thereafter until fully vested, in each case subject to continued service to the Company. All RSUs granted to Service Providers after the IPO, under the 2021 Plan, have a service condition only, which is satisfied over eight years from the vesting commencement date corresponding to one of the Specified Quarterly Dates nearest the date of grant, with 1/8 of each grant vesting on the first anniversary of the vesting commencement date and 1/32 of each grant vesting in equal quarterly installments thereafter until fully vested, in each case, subject to continued service to the Company.
Pursuant to the Company's Non-Employee Director Compensation Program, which was adopted under the 2021 Incentive Plans, the Company granted 20,163 RSUs covering shares of Class A common stock for the six months ended June 30, 2022. A total of 4,629 RSUs covering shares of Class A common stock vested during the six months ended June 30, 2022 related to previously granted RSU awards as the quarterly service conditions were satisfied. There were no RSUs granted under this program during the six months ended June 30, 2021.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
During the six months ended June 30, 2022, RSU activity for Service Providers and non-employee directors was as follows:

	Class A Common Stock	LT50 Common Stock	Weighted average grant date fair value per share
Outstanding at December 31, 2021	4,329,530	4,301,750	$33.75
RSUs granted	63,223	—	$18.21
RSUs vested	(4,629)	—	$47.62
RSUs cancelled/forfeited/expired	(181,941)	(181,941)	$37.14
Outstanding at June 30, 2022	4,206,183	4,119,809	$33.88

As of June 30, 2022, there was $242.6 million of unamortized stock-based compensation cost related to unvested RSUs, which is expected to be recognized over the remaining weighted average life of 6.62 years. As of December 31, 2021, there was $282.0 million of unamortized stock-based compensation cost related to unvested RSUs, which is expected to be recognized over the remaining weighted average life of 6.92 years.
Stock Options
The Stock Plans and the 2021 Plan provide for the grant of incentive and nonstatutory stock options to employees, non-employee directors and consultants of the Company. Under the Stock Plans and the 2021 Plan, the exercise price of incentive stock options must be equal to at least 110% of the fair market value of the common stock on the grant date for a “ten-percent holder” or 100% of the fair market value of the common stock on the grant date for any other participant. The exercise price of nonstatutory options granted must be equal to at least 100% of the fair market value of the Company’s common stock on the date of grant.
The Company has only granted options under the Stock Plans. Options typically vest over four years and are exercisable at any time after the grant date, provided that Service Providers exercising unvested options receive restricted common stock that is subject to repurchase at the original exercise price upon termination of service. The repurchase right lapses in accordance with the vesting schedule of the exercised option. Early exercises of options prior to vesting are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises of unvested options are recorded as a liability. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. During the six months ended June 30, 2022, the Company repurchased an immaterial amount of exercised restricted common stock. There were no repurchases of common stock during the six months ended June 30, 2021.
As of June 30, 2022 and December 31, 2021, there were 1,096,140 and 1,437,760 shares subject to repurchase, respectively, related to unvested stock options that had been early exercised. As of June 30, 2022 and December 31, 2021, the Company recorded a liability related to shares subject to repurchase of $1.8 million and $2.4 million, respectively, which is included within Accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. These amounts are reclassified to common stock and additional paid in capital as the underlying shares vest.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

A summary of the Company's stock option activity was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Outstanding at December 31, 2021	7,193,193	$1.87	6.45
Options granted	—	$—
Options exercised	(307,075)	$1.69
Options cancelled/forfeited/expired	(324,324)	$1.72
Outstanding at June 30, 2022	6,561,794	$1.86	5.74
Exercisable at June 30, 2022	6,346,904	$1.73	5.68

The total pretax intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 was $7.8 million and $59.9 million, respectively. The total pretax intrinsic value of options outstanding at June 30, 2022 and December 31, 2021 was $104.4 million and $302.8 million, respectively. The intrinsic value is the difference between the estimated fair market value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. No options were granted during the six months ended June 30, 2022. The weighted average grant date fair value of options granted during the six months ended June 30, 2021 was $4.85.
As of June 30, 2022, there was $10.5 million of unrecognized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.45 years. As of December 31, 2021, there was $13.2 million of unrecognized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.70 years.
Cash received from option exercises and purchases of shares under the Stock Plans for the six months ended June 30, 2022 and 2021 was $0.5 million and $2.7 million, respectively.
Stock-Based Compensation
The following table summarizes the stock-based compensation expense recognized for options granted under the 2009 Stock Plan, options and RSUs granted under the 2019 Stock Plan, RSUs granted under the 2021 Plan and matching shares issued under the Matching Plan (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Stock options	$993	$888	$1,999	$1,598
Matching shares	15	—	17	—
Restricted stock units	13,040	—	26,412	—
Total	$14,048	$888	$28,428	$1,598

Stock-based compensation expense is allocated based on the cost center to which the award holder spent time during the reported periods. Stock-based compensation is included in the following components of expenses on the accompanying condensed consolidated statements of operations (in thousands):

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cost of revenue, net	$4,704	$237	$9,611	$425
Research and development	1,877	174	4,298	328
General and administrative	5,463	404	10,439	708
Sales and marketing	2,004	73	4,080	137
Total	$14,048	$888	$28,428	$1,598

Stock-based compensation expense capitalized as internally developed software costs was $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively. These amounts were immaterial for the three and six months ended June 30, 2021.
NOTE 6 - INCOME TAXES
For the three and six months ended June 30, 2022, the Company prepared its interim tax provision by applying a year-to-date effective tax rate. For the three and six months ended June 30, 2021, the Company prepared its interim tax provision by applying an annual effective tax rate. Use of the actual year-to-date effective tax rate commenced during the three months ended September 30, 2021 and the Company believes that continuing to use the actual year-to-date effective tax rate going forward results in the best estimate of the annual effective tax rate.
For the three months ended June 30, 2022 and 2021, the Company recorded a provision for income taxes of $2.1 million and $0.1 million, respectively, which resulted in effective tax rates of (34.8)% and 1.5%, respectively.
For the six months ended June 30, 2022 and 2021, the Company recorded a provision for income taxes of $3.7 million and $2.9 million, respectively, which resulted in effective tax rates of (31.7)% and 16.3%, respectively.
The principal reasons for the difference between the statutory rate and the effective rate for 2022 were the effects of the change in the valuation allowance. The principal reasons for the difference between the statutory rate and the effective rate for 2021 were the effects of state taxes and stock-based compensation resulting from incentive stock options granted during the period.
The Company follows the provisions of Accounting Standards Codification ("ASC") 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. As of June 30, 2022 and December 31, 2021, the Company recorded an uncertain tax position liability, exclusive of interest and penalties, of $1.1 million and $0.2 million respectively, within Other liabilities on the condensed consolidated balance sheets.
The Company is subject to income taxes in U.S. federal and various state, local and foreign jurisdictions. The tax years ended December 2012 to December 2020 remain open to examination due to the carryover of unused net operating losses or tax credits.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 7 - NET (LOSS) INCOME PER SHARE
The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator
Net (loss) income	$(7,994)	$6,631	$(15,370)	$14,674
Less: income allocated to participating securities	—	(4,706)	—	(9,426)
Net (loss) income attributable to Class A, LT10 and LT50 common stockholders, basic and diluted	$(7,994)	$1,925	$(15,370)	$5,248
Denominator
Weighted-average shares of common stock used to compute net (loss) income per share attributable to common stockholders, basic	80,473,097	29,836,295	80,311,053	29,680,220
Dilutive effect of warrants	—	422,119	—	421,300
Dilutive effect of weighted average stock options	—	11,082,916	—	11,114,900
Weighted-average shares of common stock used to compute net (loss) income per share attributable to common stockholders, diluted	80,473,097	41,341,330	80,311,053	41,216,420

Net (loss) income per share attributable to Class A, LT10 and LT50 common stockholders, basic	$(0.10)	$0.06	$(0.19)	$0.18
Net (loss) income per share attributable to Class A, LT10 and LT50 common stockholders, diluted	$(0.10)	$0.05	$(0.19)	$0.13

The rights, including the liquidation and dividend rights, of the holders of Class A, LT10 and LT50 common stock are identical, except with respect to voting, conversion and transfer rights. Each share of Class A common stock is entitled to one vote per share, each share of LT10 common stock is entitled to 10 votes per share and each share of LT50 common stock is entitled to 50 votes per share. Each share of LT10 and LT50 common stock is convertible into one share of Class A common stock voluntarily at the option of the holder after the satisfaction of certain requirements, which includes a 10 month notice period for LT10 common stock and a 50 month notice period for LT50 common stock to convert to Class A common stock, or automatically upon certain events. The Class A common stock has no conversion rights. As the liquidation and dividend rights are identical for Class A, LT10 and LT50 common stock, the undistributed earnings are allocated on a proportional basis based on the number of weighted-average shares within each class of common stock during the period and the

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
resulting net (loss) income per share attributable to common stockholders will be the same for the Class A, LT10 and LT50 common stock on an individual or combined basis.
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Weighted-average stock options	5,418,741	—	6,065,482	—
Matching shares	6,220	—	6,748	—
Convertible preferred stock	—	42,031,390	—	42,031,390
Total	5,424,961	42,031,390	6,072,230	42,031,390

NOTE 8 - EQUITY
On May 10, 2022, the Executive Committee of our Board of Directors approved a share repurchase program with authorization to purchase up to $50 million of shares of Class A common stock ("2022 Share Repurchase Program"). The Company may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 (the "Exchange Act"), in accordance with applicable securities laws and other restrictions. The actual timing, manner, price and total amount of future repurchases will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of loan agreements and other considerations. The 2022 Share Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and the program may be suspended or terminated at any time by the Company at any time at its discretion without prior notice.
During the three and six months ended June 30, 2022, the Company did not repurchase any shares of Class A common stock under the 2022 Share Repurchase Program.
NOTE 9 - RELATED PARTY TRANSACTIONS
During the six months ended June 30, 2022, Expensify, Inc. contributed $1.9 million to its wholly-owned subsidiary, Expensify.org, a nonprofit benefit organization established by the Company. There was an immaterial amount of contributions from Expensify, Inc. to Expensify.org during the six months ended June 30, 2021. There were $0.3 million in commitments from Expensify, Inc. that remained open for contribution as of June 30, 2022.
There are no other significant related party transactions for the Company as of June 30, 2022, except as noted elsewhere in these condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Annual Report"). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. “Risk Factors” in our 2021 Annual Report and included elsewhere in this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements.”
OVERVIEW
Expensify is a cloud-based expense management software platform that helps the smallest to the largest businesses simplify the way they manage money. Every day, people from all walks of life in organizations around the world use Expensify to scan and reimburse receipts from flights, hotels, coffee shops, office supplies and ride shares. Since our founding in 2008, we have added over 10 million members to our community and processed and automated over 1.2 billion expense transactions on our platform as of June 30, 2022, freeing people to spend less time managing expenses and more time doing the things they love. For the quarter ended June 30, 2022, an average of 754,000 paid members across 200 countries and territories used Expensify to make money easy.
IMPACT OF COVID-19
Our business and the operations of our customers, the majority of which are small and medium businesses (“SMBs”), have been disrupted by the COVID-19 pandemic. For example, after a steady increase in paid members over multiple years, the average number of paid members on our platform declined in 2020. However, while the full lasting impact of the COVID-19 pandemic on the global economy and SMBs in particular remains uncertain, we have seen our average paid members increase to levels that surpass those of March 2020 when the pandemic began as economies have reopened and business travel resumed.
See the section titled “Risk Factors” in our 2021 Annual Report for further discussion of the possible impact of the COVID-19 pandemic on our business.
Key Business Metrics and Non-GAAP Financial Measures
We regularly review the following key business metrics and non-United States generally accepted accounting principles ("GAAP") financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. Accordingly, we believe that these key business metrics and non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. These key business metrics and non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for our financial information presented in accordance with GAAP, and may be different from similarly titled metrics or measures presented by other companies.
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
While the resulting impact of the COVID-19 pandemic on paid members remains uncertain, we continue to see improvement.
The following table sets forth the average number of paid members (in thousands):

Three months ended	Paid members
June 30, 2022	754
June 30, 2021	639

NON-GAAP FINANCIAL MEASURES
Limitations of Non-GAAP Financial Measures
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income from operations excluding the provision for income taxes, interest and other expenses, net, depreciation and amortization and stock-based compensation. We define adjusted EBITDA margin as adjusted EBITDA divided by total revenue for the same period. We are focused on profitable growth and we consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses that are not indicative of the core operating performance of our business.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Adjusted EBITDA	$11,656	$9,510	$22,346	$22,933
Adjusted EBITDA margin	27%	27%	27%	35%

Non-GAAP Net Income and Non-GAAP Net Income Margin
We define non-GAAP net income as net (loss) income from operations in accordance with GAAP excluding stock-based compensation and bonus costs related to our initial public offering ("IPO"), which we consider to be the discretionary cash bonuses paid to our employees during 2021. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources" in our 2021 Annual Report for further detail over the discretionary cash bonuses paid to employees in 2021. We define non-GAAP net income margin as non-GAAP net income divided by total revenue for the same period. We are focused on profitable growth and we consider non-GAAP net income to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of stock-based compensation and the one-time IPO-related discretionary cash bonus costs. Both expenses are not considered indicative of the core operating performance of our business. IPO-related bonus costs impacted the second, third and fourth fiscal quarters of 2021, but are not expected to impact future periods beginning with the first quarter of 2022.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Non-GAAP net income	$6,054	$15,458	$13,058	$24,211
Non-GAAP net income margin	14%	44%	16%	37%

Reconciliations of Non-GAAP Financial Measures
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Adjusted EBITDA and Adjusted EBITDA Margin

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Net (loss) income	$(7,994)	$6,631	$(15,370)	$14,674
Net (loss) income margin	(19)%	19%	(18)%	23%
Add:
Provision for income taxes	2,065	99	3,697	2,861
Interest and other expenses, net	1,955	769	2,856	1,506
Depreciation and amortization	1,582	1,123	2,735	2,294
Stock-based compensation	14,048	888	28,428	1,598
Adjusted EBITDA	$11,656	$9,510	$22,346	$22,933
Adjusted EBITDA margin	27%	27%	27%	35%

Non-GAAP Net Income and Non-GAAP Net Income Margin

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Net (loss) income	$(7,994)	$6,631	$(15,370)	$14,674
Net (loss) income margin	(19)%	19%	(18)%	23%
Add:
Stock-based compensation	14,048	888	28,428	1,598
IPO-related bonus expense	—	7,939	—	7,939
Non-GAAP net income	$6,054	$15,458	$13,058	$24,211
Non-GAAP net income margin	14%	44%	16%	37%

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
Our contracts with our customers include two performance obligations: access to the hosted software service, inclusive of all features available within the platform, and the related customer support. We account for the platform access and the support as a combined performance obligation because they have the same pattern of transfer over the same period and are therefore delivered concurrently. We satisfy our performance obligation over time each month as we provide platform access and support services to customers and as such recognize revenue over time. We recognize revenue net of applicable taxes imposed on the related transaction.
We began offering a cashback rewards program to all customers based on volume of Expensify Card transactions and software as a service ("SaaS") subscription tier in August 2021. Cashback rewards are earned on a monthly basis and are paid out the following month. We consider our cashback payments to customers as consideration payable to a customer, and the payments are recorded as contra revenue within Revenue on the condensed consolidated statements of operations. We also record a cashback rewards liability that represents the consideration payable to customers for earned cashback rewards. The cashback rewards fluctuate over time as customers meet eligibility requirements in conjunction with the applicable SaaS subscription tier of each customer and the timing of payments made to customers.
Cost of Revenue, Net
Cost of revenue, net primarily consists of expenses related to hosting our service, including the costs of data center capacity, credit card processing fees, third-party software license fees, outsourcing costs to support customer service and outsourcing costs to support and process our patented scanning technology SmartScan, net of consideration from a vendor. Additional costs include amortization expense on capitalized software development costs and personnel-related expenses, including stock-based compensation and employee costs attributable to supporting our customers and maintenance of our platform.
Consideration from a vendor is related to the Expensify Card. We use a third-party vendor to issue Expensify Cards and process the related transactions. When purchases are made with the Expensify Card, a fee is charged by the card network to the merchant (also known as "interchange"). The vendor is contractually entitled to the interchange through its relationships with the card network and card issuing bank. The vendor keeps a portion of the interchange for their services, and our agreement with the vendor results in us receiving the remainder of the interchange less the amount retained by the vendor (our remainder portion, "Expensify interchange amount"). The vendor also charges us fees ("vendor fees") for the services it provides to us. Due to the nature of the vendor agreement, we do not record the Expensify interchange amount as revenue. Instead, the net of the Expensify interchange amount and vendor fees are paid to us, and we record it as "Consideration from a vendor, net," a contra-expense in Cost of revenue, net. The following summarizes these various amounts for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Expensify interchange amount	$1,708	$707	$2,928	$1,195
Vendor fees	(160)	(45)	(257)	(77)
Consideration from a vendor, net	$1,548	$662	$2,671	$1,118

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
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses, including stock-based compensation, for any employee time allocated to administrative functions, including finance and accounting, legal and human resources. In addition to personnel-related expenses, general and administrative expenses consist of rent, utilities, depreciation on property and equipment, amortization of operating and finance lease right-of-use assets and external professional services, including accounting, audit, tax, finance, legal and compliance, human resources and information technology. We expect that general and administrative expenses will continue to increase as we scale our business and as we incur additional costs associated with being a publicly traded company, including legal, audit, business insurance and consulting fees.
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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.
The following table sets forth our results of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Revenue	$43,162	$35,304	$83,532	$65,024
Cost of revenue, net(1)	15,876	7,934	30,010	15,571
Gross margin	27,286	27,370	53,522	49,453
Operating expenses:
Research and development(1)	3,584	4,874	7,285	5,971
General and administrative(1)	15,432	11,127	29,438	17,494
Sales and marketing(1)	12,244	3,870	25,616	6,947
Total operating expenses	31,260	19,871	62,339	30,412
(Loss) income from operations	(3,974)	7,499	(8,817)	19,041
Interest and other expenses, net	(1,955)	(769)	(2,856)	(1,506)
(Loss) income before income taxes	(5,929)	6,730	(11,673)	17,535
Provision for income taxes	(2,065)	(99)	(3,697)	(2,861)
Net (loss) income	$(7,994)	$6,631	$(15,370)	$14,674

Less: income allocated to participating securities	—	(4,706)	—	(9,426)
Net (loss) income attributable to Class A, LT10 and LT50 common stockholders	$(7,994)	$1,925	$(15,370)	$5,248
Net (loss) income per share attributable to Class A, LT10 and LT50 common stockholders:
Basic	$(0.10)	$0.06	$(0.19)	$0.18
Diluted	$(0.10)	$0.05	$(0.19)	$0.13
Weighted-average shares of common stock used to compute net (loss) income per share attributable to Class A, LT10 and LT50 common stockholders:
Basic	80,473,097	29,836,295	80,311,053	29,680,220
Diluted	80,473,097	41,341,330	80,311,053	41,216,420

(1)Includes stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cost of revenue, net	$4,704	$237	$9,611	$425
Research and development	1,877	174	4,298	328
General and administrative	5,463	404	10,439	708
Sales and marketing	2,004	73	4,080	137
Total stock-based compensation expense	$14,048	$888	$28,428	$1,598

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021
Revenue

	Three months ended June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Revenue	$43,162	$35,304	$7,858	22%

Revenue increased by $7.9 million, or 22%, for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to (i) an increase in the number of paid members and reimbursement activity, which was the result of increased demand for business travel due to continued lifting of travel restrictions globally and higher rates of returning to office compared to the same period in 2021 when COVID-19 vaccines did not yet have widespread availability and distribution and (ii) an increase in average fees per paid member due to an increase in the number of pay-per-use members, who have a higher average fee per member than our annual members, compared to the same period in 2021.
Cost of Revenue, Net and Gross Margin

	Three months ended June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Cost of revenue, net	$15,876	$7,934	$7,942	100%
Gross margin	27,286	27,370	(84)	—%
Gross margin %	63%	78%

Cost of revenue, net increased by $7.9 million, or 100%, for the three months ended June 30, 2022 compared to the same period in 2021. Cost of revenue, net increased primarily due to the recognition of $4.7 million of stock-based compensation costs during the three months ended June 30, 2022 primarily related to the restricted stock units ("RSUs") granted in September and November of 2021 to employees directly engaged in supporting our customers and providing maintenance of our platform. In addition to increased stock-based compensation, Cost of revenue, net increased due to a higher volume of payment processing fees directly related to an increase in reimbursement activity, increased efforts in support and implementation services, and increased outsourcing activities related to maintaining the platform. These increases were partially offset by Consideration from a vendor, net, which reduced Cost of revenue, net by $1.5 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively. This increase in Consideration from a vendor, net was driven primarily by the increased adoption and spend captured from members using the Expensify Card.
Gross margin decreased to 63% for the three months ended June 30, 2022 compared to 78% in the same period in 2021. Although revenue increased by 22% for the same period, Cost of revenue, net increased at a higher rate due to the factors described in the preceding paragraph.
OPERATING EXPENSES
Research and Development

	Three months ended June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Research and development	$3,584	$4,874	$(1,290)	(26)%

Research and development expenses decreased by $1.3 million, or 26%, for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to decreased employee time spent in the planning and preliminary project stage and the post-implementation stage of new products and features due to an increase in employee focus on customer support and sales and marketing of recently developed products and services such as the Free Plan and our Expensify Card and IPO-related bonuses of $3.6 million. Decreases to Research and development expenses were offset by the recognition of $1.9 million of stock-based compensation costs during the three months ended June 30, 2022 primarily related to the RSUs granted in September and November of 2021 to employees directly engaged in the planning and preliminary project stage and post-implementation stage of new products and features.
General and Administrative

	Three months ended June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
General and administrative	$15,432	$11,127	$4,305	39%

General and administrative expenses increased by $4.3 million, or 39%, for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to increased compensation to our officers and the recognition of $5.5 million of stock-based compensation costs during the three months ended June 30, 2022 primarily related to the RSUs granted in September and November of 2021 to employees directly engaged in general and administrative activities. Furthermore, General and administrative expenses increased due to additional employee time, insurance and professional service costs incurred for accounting, auditing and legal services as a result of our continued requirements as a public company compared to the same period in 2021. These increases were offset by a reduction of $4.3 million in IPO-related bonus costs.
Sales and Marketing

	Three months ended June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Sales and marketing	$12,244	$3,870	$8,374	216%

Sales and marketing expenses increased by $8.4 million, or 216%, for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to an increase in advertising spend to gain further brand awareness and increased employee focus on marketing initiatives related to our recently developed products and services such as the Free Plan and our Expensify Card. Furthermore, Sales and marketing expenses were higher due to the recognition of $2.0 million of stock-based compensation costs during the three months ended June 30, 2022 primarily related to the RSUs granted in September and November of 2021 to employees directly engaged in sales and marketing activities.
Interest and Other Expenses, Net

	Three months ended June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Interest and other expenses, net	$(1,955)	$(769)	$(1,186)	154%

Interest and other expenses, net increased by $1.2 million, or 154%, for the three months ended June 30, 2022 compared to the same period in 2021, due to increased foreign currency losses resulting from the strengthening U.S. dollar and increased interest expense incurred under the 2021 Amended Term Loan (as defined below) and revolving line of credit facility due to increases in the CIBC's reference rate.

Provision for Income Taxes

	Three months ended June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$(2,065)	$(99)	$(1,966)	1986	%

We recorded a provision for income taxes of $2.1 million during the three months ended June 30, 2022 compared to a provision for income taxes of $0.1 million for the same period in 2021. We follow the asset and liability method of accounting for income taxes, whereby we recognize deferred income taxes for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. During the three months ended June 30, 2022, we recorded a valuation allowance of $3.8 million. No valuation allowance was recorded during the three months ended June 30, 2021. The provision for income taxes reflects taxable income earned and taxed in U.S. federal and state and non-U.S. jurisdictions.
During the three months ended June 30, 2022 and 2021, our effective income tax rate was (34.8)% and 1.5%, respectively. The effective income tax rate differs from the statutory rate in 2022 primarily due to the change in valuation allowance. The effective income tax rate differs from the statutory rate in 2021 primarily due to state taxes and stock-based compensation resulting from incentive stock options granted during the period.
COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
Revenue

	Six months ended June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Revenue	$83,532	$65,024	$18,508	28%

Revenue increased by $18.5 million, or 28%, for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to (i) an increase in the number of paid members and reimbursement activity, which was the result of increased demand for business travel due to continued lifting of travel restrictions globally and higher rates of returning to office compared to the same period in 2021 when COVID-19 vaccines did not yet have widespread availability and distribution and (ii) an increase in average fees per paid member due to an increase in the number of pay-per-use members, who have a higher average fee per member than our annual members, compared to the same period in 2021.
Cost of Revenue, Net and Gross Margin

	Six months ended June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Cost of revenue, net	$30,010	$15,571	$14,439	93%
Gross margin	53,522	49,453	4,069	8%
Gross margin %	64%	76%

Cost of revenue, net increased by $14.4 million, or 93%, for the six months ended June 30, 2022 compared to the same period in 2021. Cost of revenue, net increased primarily due to the recognition of $9.6 million of stock-based compensation costs during the six months ended June 30, 2022 primarily related to the RSUs granted in September and November of 2021 to employees directly engaged in supporting our customers and providing maintenance of our platform. In addition to increased stock-

based compensation, Cost of revenue, net increased due to a higher volume of payment processing fees directly related to an increase in reimbursement activity, increased efforts in support and implementation services and increased outsourcing activities related to maintaining the platform. These increases were partially offset by Consideration from a vendor, net, which reduced Cost of revenue, net by $2.7 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively. This increase in Consideration from a vendor, net was driven primarily by the increased adoption and spend captured from members using the Expensify Card.
Gross margin decreased to 64% for the six months ended June 30, 2022 compared to 76% in the same period in 2021. Although revenue increased by 28% for the same period, Cost of revenue, net, increased at a higher rate due to the factors described in the preceding paragraph.
Research and Development

	Six months ended June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Research and development	$7,285	$5,971	$1,314	22%

Research and development expenses increased by $1.3 million, or 22%, for the six months ended June 30, 2022 compared to the same period in 2021, due to the recognition of $4.3 million of stock-based compensation costs during the six months ended June 30, 2022 primarily related to the RSUs granted in September and November of 2021 to employees directly engaged in the planning and preliminary project stage and post-implementation stage of new products and features. Increases to Research and development expenses were partially offset by decreased employee time spent in the planning and preliminary project stage and post-implementation stage of new products and features primarily due to an increase in employee focus on customer support and sales and marketing of recently developed products and services such as the Free Plan and our Expensify Card and a reduction in IPO-related bonus costs of $3.6 million.
General and Administrative

	Six months ended June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
General and administrative	$29,438	$17,494	$11,944	68%

General and administrative expenses increased by $11.9 million, or 68%, for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to increased compensation to our officers and the recognition of $10.4 million of stock-based compensation costs during the six months ended June 30, 2022 primarily related to the RSUs granted in September and November of 2021 to employees directly engaged in general and administrative activities. Furthermore, general and administrative expenses increased due to additional employee time, insurance and professional service costs incurred for accounting, auditing and legal services as a result of our continued requirements as a public company compared to the same period in 2021. These increases were offset by a reduction of $4.3 million in IPO-related bonus costs.
Sales and Marketing

	Six months ended June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Sales and marketing	$25,616	$6,947	$18,669	269%

Sales and marketing expenses increased by $18.7 million, or 269%, for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to an increase in advertising spend to gain further brand awareness and increased employee focus on marketing initiatives related to our recently developed products and services, such as the Free Plan and our Expensify Card. Furthermore, sales and marketing expenses were higher due to the recognition of $4.1 million of stock-based compensation costs during the six months ended June 30, 2022 primarily related to the RSUs granted in September and November of 2021 to employees directly engaged in sales and marketing activities.
Interest and Other Expenses, Net

	Six months ended June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Interest and other expenses, net	$(2,856)	$(1,506)	$(1,350)	90%

Interest and other expenses, net increased by $1.4 million, or 90%, for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to increased foreign currency losses resulting from the strengthening U.S. dollar and increased interest expense under the 2021 Amended Term Loan and revolving line of credit facility due to increases in the CIBC's reference rate.
Provision for Income Taxes

	Six months ended June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$(3,697)	$(2,861)	$(836)	29%

We recorded a provision for income taxes of $3.7 million during the six months ended June 30, 2022 compared to a provision for income taxes of $2.9 million for the same period in 2021. We follow the asset and liability method of accounting for income taxes, whereby we recognize deferred income taxes for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. During the six months ended June 30, 2022, we recorded a valuation allowance of $6.2 million. No valuation allowance was recorded during the six months ended June 30, 2021. The provision for income taxes reflects taxable income earned and taxed in U.S. federal and state and non-U.S. jurisdictions.
During the six months ended June 30, 2022 and 2021, our effective income tax rate was (31.7)% and 16.3%, respectively. The effective income tax rate differs from the statutory rate in 2022 primarily due to the change in valuation allowance. The effective income tax rate differs from the statutory rate in 2021 primarily due to state taxes and stock-based compensation resulting from incentive stock options granted during the period.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through our cash flow from operations, sales of our equity securities and borrowings under our credit facilities. In November 2021, upon completion of our IPO, we received aggregate net proceeds of approximately $57.5 million after deducting underwriting discounts and commissions of approximately $4.9 million and offering costs of approximately $8.0 million. As of June 30, 2022, we had $105.5 million in cash and cash equivalents. As of June 30, 2022, we had $67.5 million in outstanding indebtedness.
Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support growth in our business and our need to respond to business opportunities,

challenges or unforeseen circumstances. We believe that our existing cash resources will be sufficient to finance our continued operations and growth strategy for at least the next 12 months and for the foreseeable future.
CASH FLOWS
The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$27,158	$24,213
Net cash used by investing activities	(735)	(3,293)
Net cash provided (used) by financing activities	996	(3,988)
Net increase in cash and cash equivalents and restricted cash	$27,419	$16,932

CASH PROVIDED BY OPERATING ACTIVITIES
During the six months ended June 30, 2022, net cash provided by operating activities was $27.2 million, which was primarily driven by increases in settlement liabilities which represent increased expense reimbursement activity and increases in other liabilities. The timing of the settlement of certain operating liabilities and receipt of certain operating assets can affect the amounts reported as net cash provided by operating activities in the condensed consolidated statements of cash flows. The main offsets to net cash provided by operating activities were an increased net loss primarily due to the recognition of stock-based compensation costs as a result of the RSUs granted to certain employees in September and November 2021, the increases in settlement assets, which represent increased expense reimbursement activity and increased Expensify Card receivables due to users adopting monthly settlement and the timing of settlement of accounts payable and accrued expenses and other liabilities.
Net cash provided by operating activities increased for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to increases in settlement liabilities partially offset by the increases in settlement assets, which was primarily driven by increased expense reimbursement activity.
CASH USED IN INVESTING ACTIVITIES
During the six months ended June 30, 2022, net cash used by investing activities was $0.7 million, primarily consisting of software development costs and the purchase of property and equipment related to the build-out of our offices in Portland and San Francisco.
Net cash used by investing activities decreased for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to a decrease in software development costs. Software development costs decreased due to additional time spent by employees during the six months ended June 30, 2022 on customer support and sales and marketing of recently developed products and services such as the Free Plan and our Expensify Card. The Free Plan resulted in higher software development costs for the same period in 2021 as it was still in the application development stage.
CASH PROVIDED BY FINANCING ACTIVITIES
During the six months ended June 30, 2022, net cash provided by financing activities was $1.0 million, primarily consisting of proceeds from common stock purchased under the Matching Plan and proceeds from the issuance of common stock on exercises of stock options, which was partially offset by principal payments of our term loan and finance leases.

During the six months ended June 30, 2021 net cash used by financing activities primarily consisted of payments of deferred offering costs and principal payments of our term loan and finance leases.
CREDIT FACILITIES
Amortizing Term Mortgage
In August 2019, we entered into an $8.3 million amortizing term mortgage agreement with CIBC for our commercial building in Portland, Oregon. The agreement requires interest and principal payments be made each month over a 30-year period. Interest accrues at a fixed rate of 5.00% per year until August 2024, at which point the interest rate changes to the Wall Street Journal Prime Rate less 0.25% for the remaining term of the mortgage. The borrowings are secured by the building. The outstanding balance of the amortizing term mortgage was $7.9 million as of June 30, 2022.
Loan and Security Agreement
In September 2021, we amended and restated our loan and security agreement with CIBC ("2021 Amended Term Loan") to refinance the existing non-amortizing and amortizing term loans, establish a single term loan of up to $75.0 million, consisting of a $45.0 million initial term loan effective immediately with an option to enter into an additional $30.0 million delayed term loan, and increase the monthly revolving line of credit to $25.0 million. The term loan and revolving line of credit mature in September 2026 and September 2024, respectively. Approximately $23.5 million of the loan proceeds were used to immediately repay the remaining balances under the amortizing and non-amortizing term loans at the time of the amendment, as well as commitment fees and other debt issuance costs associated with the amendment. The remaining proceeds from the initial term loan were utilized to fund our normal business operations.
Under the 2021 Amended Term Loan, the initial term loan of $45.0 million is payable over a 60 month period with principal and accrued interest payments due each quarter thereafter, which commenced with the first payment due on September 30, 2021. Quarterly principal payments are fixed and escalate throughout the term. The amounts borrowed bear interest at the bank’s reference rate plus 2.25% (7.00% as of June 30, 2022) and continue on a quarterly basis through the maturity of the term loan. The borrowings are secured by substantially all our assets. The outstanding balances of the 2021 Amended Term Loan and revolving line of credit were $44.7 million and $15.0 million, respectively, as of June 30, 2022.
See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
Certain Covenants
We are subject to customary covenants under the 2021 Amended Term Loan, which unless waived by CIBC, restrict our and our subsidiaries' ability to, among other things incur additional indebtedness, create or incur liens, permit a change of control or merge or consolidate with other companies, sell or transfer assets, pay dividends or make distributions, make acquisitions, investments or loans, or payments and prepayments of subordinated indebtedness, subject to certain exceptions. We must also maintain certain financial covenants: for the first year, a total annual recurring revenue leverage ratio not to exceed 0.8 to 1.0, tested on the last day of each fiscal quarter, and maintaining liquidity at times not less than $10.0 million, in each case as defined in the loan and security agreement; and thereafter, a total EBITDA net leverage ratio, tested each quarter, of not less than 5.00 to 1.00 from September 30, 2022 through and including June 30, 2023, not less than 4.00 to 1.00 from September 30, 2023 through and including June 30, 2024, and not less than 3.00 to 1.00 from September 30, 2024 and thereafter, and a fixed charge coverage ratio of not less than 1.10 to 1.00, tested on the last day of each calendar quarter.

If we fail to perform our obligations under these and other covenants, CIBC’s credit commitments could be terminated and any outstanding borrowings, together with accrued interest, under the credit or loan agreements could be declared immediately due and payable.
As of June 30, 2022, we were not in compliance with all debt covenants. Specifically, we were not in compliance with the covenant restricting the amount of transfers for donations to Expensify.org during the period, but we obtained a waiver from CIBC. As of the date of this Quarterly Report on Form 10-Q, we do not believe non-compliance with this covenant had any material impact on us or our operations. We expect to be in compliance with all debt covenants by the end of the fiscal quarter ended September 30, 2022.
Contractual Obligations and Commitments
As of June 30, 2022, there have been no material changes in our contractual obligations and commitments as disclosed in our 2021 Annual Report.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms whereby we agree to indemnify customers, issuing banks, card networks, vendors and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of convertible preferred stock and stockholders' equity (deficit), or condensed consolidated statements of cash flows.
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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements included elsewhere herein have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies and estimates as compared to those described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
FOREIGN CURRENCY EXCHANGE RISK
We report our results in U.S. dollars, which is our reporting currency. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the British Pound and the Australian Dollar. Foreign currency assets and liabilities are remeasured into the U.S. dollar at end-of-period exchange rates except for prepaid expenses, property and equipment and related depreciation and amortization and lease right-of-use assets and related amortization, which are remeasured at historical exchange rates. Revenues and expenses are remeasured at average exchange rates in effect during each period. Gains or losses from foreign currency transactions are included in the condensed consolidated statements of operations.
If the value of the U.S. dollar weakens relative to foreign currencies, this may have an unfavorable impact on our cash flows and operating results. We do not believe that a 10% change in the relative value of the U.S. dollar to other foreign currencies would have a material effect on our cash flows and operating results.
INTEREST RATE RISK
We are subject to interest rate risk in connection with borrowings under our amortizing term mortgage, our monthly revolving line of credit and our amortizing term loan. Interest rate changes generally impact the amount of our interest payments and, therefore, our future profitability and cash flows. Assuming the amounts outstanding under these borrowing facilities are fully drawn, a hypothetical 10% change in interest rates would not have a material impact on our condensed consolidated financial statements.
INFLATION RISK
We do not believe that inflation has had a material impact on our business, results of operations or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations or financial condition.
Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and as discussed below, our chief executive officer and chief financial officer have concluded that as of June 30, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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
To address this material weakness, we are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosures. We are also continuing to improve our internal control over financial reporting. For example, as we prepared to become a public company, we worked to improve the controls around our key accounting processes and our quarterly close process, and we hired additional accounting and finance personnel to help us implement these processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems. We will not be able to sufficiently remediate these control deficiencies until these steps have been completed and the controls have been operating effectively for a sufficient period of time. If any of these new or improved controls and systems do not perform as expected, we may continue to experience material weaknesses in our controls.
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

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Defending such proceedings is costly and can impose a significant burden on management and employees. We may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Item 1A. Risk Factors
Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q related to such risk factors (including, without limitation, the matters discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation”), there have been no material changes to the risk factors set forth in "Part I, Item IA. Risk Factors" of our 2021 Annual Report. You should carefully read and consider the risks and uncertainties, together with all of the other information included in the 2021 Annual Report and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the SEC.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and could diminish our cash reserves.
On May 10, 2022, the Executive Committee of our Board of Directors authorized a share repurchase program to repurchase up to $50 million of our outstanding Class A common stock. Although the Executive Committee of our Board of Directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing, manner, price and total amount of future repurchases will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of loan agreements and other considerations. The share repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents and marketable securities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
USE OF PROCEEDS
On November 15, 2021, we completed our IPO. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No.

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

EXPENSIFY, INC.

Date: August 11, 2022	By:	/s/ David Barrett
David Barrett
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Ryan Schaffer
Ryan Schaffer
Chief Financial Officer
(Principal Financial Officer)