Form 10-Q
period 2022-09-30
Expensify, Inc.
filed 2022-11-14
CIK 1476840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Yes ☐ No ☒
The registrant had outstanding 68,598,512 shares of Class A common stock, par value of $0.0001 per share, 7,336,191 shares of LT10 common stock, par value $0.0001 per share, and 6,732,693 shares of LT50 common stock, par value $0.0001 per share, as of November 8, 2022.

i

Special Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategies, plans, or intentions. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others:
•the impact on inflation on us and our members;
•our borrowing costs have and may continue to increase as a result of increases in interest rates;
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
ii

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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts and projections about future events and trends that we believe may affect our business, results of operations, financial condition and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021, and any subsequent filings, as well as those identified in the Quarterly Report on Form 10-Q for the three months ended June 30, 2022 ("Q2 2022 Form 10-Q") and in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
iii

Part I - Financial Information
Item 1. Condensed Financial Statements

1

Expensify, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share data)

	As of September 30,	As of December 31,
	2022	2021
Assets
Cash and cash equivalents	$106,212	$98,398
Accounts receivable, net	16,274	15,713
Settlement assets	39,359	21,880
Prepaid expenses	5,698	7,436
Related party loan receivable	—	14
Other current assets	21,247	14,201
Total current assets	188,790	157,642
Capitalized software, net	6,142	6,359
Property and equipment, net	14,872	15,930
Lease right-of-use assets	1,109	2,202
Deferred tax assets, net	200	370
Other assets	580	710
Total assets	$211,693	$183,213
Liabilities and stockholders' equity
Accounts payable	$2,177	$3,752
Accrued expenses and other liabilities	7,862	11,046
Borrowings under line of credit	15,000	15,000
Current portion of long-term debt, net of original issuance discount and debt issuance costs	549	549
Lease liabilities, current	1,190	1,549
Settlement liabilities	36,383	21,680
Total current liabilities	63,161	53,576
Lease liabilities, non-current	—	802
Other liabilities	1,145	153
Long-term debt, net of original issuance discount and debt issuance costs	51,572	52,067
Total liabilities	115,878	106,598
Commitments and contingencies (Note 4)
Stockholders' equity:
Common stock, par value $0.0001; 1,000,000,000 shares of Class A common stock authorized as of September 30, 2022 and December 31, 2021; 68,575,385 and 67,844,060 shares of Class A common stock issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; 24,997,561 and 25,000,000 shares of LT10 common stock authorized as of September 30, 2022 and December 31, 2021, respectively; 7,336,191 and 7,332,640 shares of LT10 common stock issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; 24,999,170 and 25,000,000 shares of LT50 common stock authorized as of September 30, 2022 and December 31, 2021, respectively; 6,732,693 and 6,224,160 shares of LT50 common stock issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; preferred stock, par value $0.0001; 10,000,000 shares of preferred stock authorized as of September 30, 2022 and December 31, 2021; no shares of preferred stock issued and outstanding as of September 30, 2022 and December 31, 2021
	7	6
Additional paid-in capital	185,326	142,515
Accumulated deficit	(89,518)	(65,906)
Total stockholders' equity	95,815	76,615
Total liabilities and stockholders' equity	$211,693	$183,213

See accompanying notes to condensed consolidated financial statements.
2

Expensify, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue	$42,493	$37,447	$126,026	$102,471
Cost of revenue, net	16,554	18,197	46,564	33,768
Gross margin	25,939	19,250	79,462	68,703
Operating expenses:
Research and development	3,416	2,167	10,701	8,138
General and administrative	15,898	18,333	45,335	35,827
Sales and marketing	12,342	7,608	37,958	14,555
Total operating expenses	31,656	28,108	93,994	58,520
(Loss) income from operations	(5,717)	(8,858)	(14,532)	10,183
Interest and other expenses, net	(2,369)	(1,054)	(5,226)	(2,560)
(Loss) income before income taxes	(8,086)	(9,912)	(19,758)	7,623
(Provision) benefit for income taxes	(156)	3,567	(3,854)	706
Net (loss) income	$(8,242)	$(6,345)	$(23,612)	$8,329

Less: income allocated to participating securities	—	—	—	(5,625)
Net (loss) income attributable to Class A, LT10 and LT50 common stockholders	$(8,242)	$(6,345)	$(23,612)	$2,704
Net (loss) income per share attributable to Class A, LT10 and LT50 common stockholders:
Basic	$(0.10)	$(0.18)	$(0.29)	$0.09
Diluted	$(0.10)	$(0.18)	$(0.29)	$0.07
Weighted-average shares of common stock used to compute net (loss) income per share attributable to Class A, LT10 and LT50 common stockholders:
Basic	80,941,664	34,490,860	80,523,557	31,301,387
Diluted	80,941,664	34,490,860	80,523,557	41,452,880

See accompanying notes to condensed consolidated financial statements.
3

Expensify, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited, in thousands, except share and per share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Subscriptions receivable	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Three months ended September 30, 2022
Balance at June 30, 2022	—	$—	81,773,016	$6	$173,961	$—	$(81,276)	$92,691
Issuance of common stock on exercise of stock options	—	—	99,664	—	181	—	—	181
Vesting of early exercised stock options	—	—	—	—	247	—	—	247
Issuance of restricted stock units	—	—	3,939	—	30	—	—	30
Repurchases of early exercised stock options	—	—	(3,859)	—	(5)	—	—	(5)
Issuance of common stock under Matching Plan	—	—	80,424	—	1,235	—	—	1,235
Issuance of common stock in connection with restricted stock units vesting	—	—	1,020,109	1	—	—	—	1
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(329,024)	—	(4,162)	—	—	(4,162)
Stock-based compensation	—	—	—	—	13,839	—	—	13,839
Net loss	—	—	—	—	—	—	(8,242)	(8,242)
Balance at September 30, 2022	—	$—	82,644,269	$7	$185,326	$—	$(89,518)	$95,815

See accompanying notes to condensed consolidated financial statements.
4

Expensify, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited, in thousands, except share and per share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Subscriptions receivable	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Three months ended September 30, 2021
Balance at June 30, 2021	4,203,139	$45,105	34,780,520	$—	$25,641	$(1,760)	$(37,674)	$(13,793)
Issuance of common stock on exercise of stock options	—	—	1,460,280	—	644	1,247	—	1,891
Vesting of early exercised stock options	—	—	—	—	234	—	—	234
Stock-based compensation	—	—	—	—	897	—	—	897
Net loss	—	—	—	—	—	—	(6,345)	(6,345)
Balance at September 30, 2021	4,203,139	$45,105	36,240,800	$—	$27,416	$(513)	$(44,019)	$(17,116)

See accompanying notes to condensed consolidated financial statements.
5

Expensify, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited, in thousands, except share and per share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Subscriptions receivable	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Nine months ended September 30, 2022
Balance at December 31, 2021	—	$—	81,400,860	$6	$142,515	$—	$(65,906)	$76,615
Issuance of common stock on exercise of stock options	—	—	406,739	—	615	—	—	615
Vesting of early exercised stock options	—	—	—	—	998	—	—	998
Issuance of restricted stock units	—	—	10,568	—	76	—	—	76
Repurchases of early exercised stock options	—	—	(16,929)	—	(25)	—	—	(25)
Issuance of common stock under Matching Plan	—	—	151,946	—	2,433	—	—	2,433
Issuance of common stock in connection with restricted stock units vesting	—	—	1,020,109	1	—	—	—	1
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(329,024)	—	(4,172)	—	—	(4,172)
Stock-based compensation	—	—	—	—	42,886	—	—	42,886
Net loss	—	—	—	—	—	—	(23,612)	(23,612)
Balance at September 30, 2022	—	$—	82,644,269	$7	$185,326	$—	$(89,518)	$95,815

See accompanying notes to condensed consolidated financial statements.
6

Expensify, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited, in thousands, except share and per share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Subscriptions receivable	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Nine months ended September 30, 2021
Balance at December 31, 2020	4,203,139	$45,105	29,366,940	$—	$21,312	$—	$(52,348)	$(31,036)
Issuance of common stock on exercise of stock options	—	—	6,873,860	—	3,375	(513)	—	2,862
Vesting of early exercised stock options	—	—	—	—	234	—	—	234
Stock-based compensation	—	—	—	—	2,495	—	—	2,495
Net income	—	—	—	—	—	—	8,329	8,329
Balance at September 30, 2021	4,203,139	$45,105	36,240,800	$—	$27,416	$(513)	$(44,019)	$(17,116)

See accompanying notes to condensed consolidated financial statements.
7

Expensify, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(23,612)	$8,329
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,072	3,732
Reduction of operating lease right-of-use assets	531	552
Loss on impairment, receivables and sale or disposal of equipment	722	283
Stock-based compensation	41,793	2,495
Amortization of original issuance discount and debt issuance costs	22	23
Deferred tax assets	170	—
Changes in assets and liabilities:
Accounts receivable, net	(1,016)	(3,865)
Settlement assets	(10,096)	(3,344)
Prepaid expenses	1,738	(2,886)
Related party loan receivable	14	(224)
Other current assets	558	1,212
Other assets	11	120
Accounts payable	(1,575)	(330)
Accrued expenses and other liabilities	(2,195)	18,870
Operating lease liabilities	(601)	(614)
Settlement liabilities	14,703	10,699
Other liabilities	990	(472)
Net cash provided by operating activities	26,229	34,580
Cash flows from investing activities:
Purchases of property and equipment	(467)	(2,602)
Software development costs	(906)	(4,397)
Net cash used by investing activities	(1,373)	(6,999)
Cash flows from financing activities:
Principal payments of finance leases	(593)	(579)
Principal payments of term loan	(445)	(25,157)
Proceeds from term loan	—	45,000
Repurchases of early exercised stock options	(25)	—
Proceeds from common stock purchased under Matching Plan	2,433	—
Payments of deferred offering costs	—	(4,796)
Vesting of restricted common stock	—	234
Proceeds from issuance of common stock on exercise of stock options	700	2,862
Payments for employee taxes withheld from stock-based awards	(4,172)	—
Net cash (used) provided by financing activities	(2,102)	17,564
Net increase in cash and cash equivalents and restricted cash	22,754	45,145
Cash and cash equivalents and restricted cash, beginning of period	125,315	46,878
Cash and cash equivalents and restricted cash, end of period	$148,069	$92,023
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,721	$2,182
Cash paid for income taxes	$879	$6,910
Noncash investing and financing items:
Accrued deferred offering costs	$—	$795
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$106,212	$68,058
Restricted cash included in other current assets	16,255	5,989
Restricted cash included in other assets	—	47
Restricted cash included in settlement assets	25,602	17,929
Total cash, cash equivalents and restricted cash	$148,069	$92,023

See accompanying notes to condensed consolidated financial statements.
8

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
Expensify also offers an Expensify card ("Expensify Card"), which is primarily distributed to large corporate customers in the United States ("U.S.") that subsequently distribute the card to their employees for business use. The Expensify Card allows customers to have real-time control over their employees' spending and compliance with spending limits in addition to eReceipt reporting on purchases.
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
Results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other future annual or interim period.
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
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which requires an impairment model (known as the current expected credit loss or "CECL Model") that is based on expected rather than incurred losses, with an anticipated result of more timely loss recognition. The CECL Model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. As the Company will no longer qualify as an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as of December 31, 2022, the guidance will be effective for the Company beginning with the annual reporting period ended December 31, 2022 and interim periods presented therein. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 - REVENUE AND CERTAIN STATEMENTS OF OPERATIONS COMPONENTS
Revenue by geographic region, based on user address, was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
United States	$38,955	$33,553	$114,862	$91,466
All other locations	3,538	3,894	11,164	11,005
Total revenue	$42,493	$37,447	$126,026	$102,471

No individual customer represented more than 10% of the Company’s total revenue during the three and nine months ended September 30, 2022 and 2021.
Cashback Rewards
The Company offers a cashback rewards program to all customers based on volume of Expensify Card transactions and Software as a Service ("SaaS") subscription tier. Cashback rewards are earned on a monthly basis and paid out the following month. The Company considers the cashback payments to customers as consideration payable to a customer and is recorded as contra revenue within Revenue on the condensed consolidated statements of operations. Cashback rewards for the three months ended September 30, 2022 and 2021 was $0.8 million and $0.3 million, respectively. Cashback rewards for the nine months ended September 30, 2022 and 2021 was $2.0 million and $0.3 million, respectively.
Consideration From a Vendor, Net
The Company receives consideration from a vendor for monetizing Expensify Card activities. This consideration, net of credit card processing fees paid to the vendor, is included as a reduction to Cost of revenue, net within the condensed consolidated statements of operations. Consideration from a vendor, net for the three months ended September 30, 2022 and 2021 was $1.7 million and $0.8 million, respectively. Consideration from a vendor, net for the nine months ended September 30, 2022 and 2021 was $4.4 million and $1.9 million, respectively.
NOTE 3 - CERTAIN BALANCE SHEET COMPONENTS
Other Current Assets
Other current assets consisted of the following (in thousands):

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	September 30,	December 31,
	2022	2021
Expensify.org restricted cash	$5,402	$3,078
Expensify Card posted collateral for funds held for customers	6,622	5,115
Cash in transit for funds held for customers	3,882	388
Contract assets	—	8
Expensify Payments LLC restricted cash	101	55
Income tax receivable	4,797	5,412
Matching plan escrow and other restricted cash	248	—
Other	195	145
Total	$21,247	$14,201

Capitalized Software, Net
Capitalized software, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Capitalized software development costs	$12,700	$10,966
Less: accumulated amortization	(6,558)	(4,607)
Capitalized software, net	$6,142	$6,359

Amortization expense related to capitalized software development costs is recorded in Cost of revenue, net on the condensed consolidated statements of operations. Amortization expense was $0.6 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively. Amortization expense was $2.0 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Computers and equipment	$183	$311
Furniture and fixtures	1,593	1,462
Leasehold improvements	6,948	7,106
Commercial building	6,493	6,493
Land	4,151	4,151
Construction in progress	2,551	2,391
Total property and equipment	21,919	21,914
Less: accumulated depreciation	(7,047)	(5,984)
Total property and equipment, net	$14,872	$15,930

Depreciation expense related to property and equipment is recorded in General and administrative on the condensed consolidated statements of operations. Depreciation expense related to property and equipment for the three months ended September 30, 2022 and 2021 was $0.5 million and $0.5 million, respectively. Depreciation expense related to property and equipment for the nine months ended September 30, 2022 and 2021 was $1.5 million and $1.6 million, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued expense reports	$201	$246
Partner payouts and advertising fees	693	574
Hosting and license fees	37	36
Credit card processing fees	21	56
Professional fees	1,303	1,274
Sales, payroll and other taxes payable	2,139	4,936
Cashback rewards	270	239
Interest payable	1,094	783
Restricted common stock liability for early stock option exercises	1,527	2,443
Matching plan payroll liability	206	—
Other	371	459
Total	$7,862	$11,046

NOTE 4 - COMMITMENTS AND CONTINGENCIES
Finance and Operating Lease Arrangements
The Company did not enter into any additional operating lease agreements or finance lease agreements to finance the acquisition of new property and equipment during the nine months ended September 30, 2022 and 2021.
The components of lease cost reflected in the condensed consolidated statements of operations were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Finance lease cost:
Amortization of ROU assets	$198	$198	$593	$593
Interest on lease liabilities	5	10	19	33
Total finance lease cost	203	208	612	626
Operating lease cost	173	205	531	615
Total lease cost	$376	$413	$1,143	$1,241

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Other information related to leases was as follows (in thousands, except as noted within):

	September 30,	December 31,
	2022	2021
Finance lease ROU asset (included within Lease right-of-use assets)	$658	$1,251
Operating lease ROU asset (included within Lease right-of-use assets)	$451	$951
Weighted-average remaining lease term (in years):
Finance leases	0.83	1.58
Operating leases	0.67	1.40
Weighted-average discount rate:
Finance leases	2.47%	2.50%
Operating leases	5.25%	5.30%

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine months ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(595)	$(678)
Operating cash flows from finance leases	(19)	(33)
Financing cash flows from finance leases	(593)	(579)

Maturities of lease liabilities as of September 30, 2022 were as follows (in thousands):

	Finance leases	Operating leases
For the year ending:
Remainder of 2022	$204	$196
2023	476	332
2024	—	—
2025	—	—
2026	—	—
Thereafter	—	—
Total future lease payments	680	528
Less: imputed interest	(8)	(10)
Less: lease liabilities, current	(672)	(518)
Lease liabilities, non-current	$—	$—

Amortizing Term Mortgage
In August 2019, the Company entered into an $8.3 million amortizing term mortgage agreement with Canadian Imperial Bank of Commerce ("CIBC") for the Company's commercial building located in Portland, Oregon. The agreement requires principal and interest payments be made each month over a 30-year period. Interest accrues at a fixed rate of 5.00% per year until August 2024, at which point the interest rate changes to the Wall Street Journal Prime Rate less 0.25% for the remaining term of the mortgage. The borrowings are secured by the building. The outstanding balance of the amortizing term

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
mortgage was $7.9 million and $8.0 million as of September 30, 2022 and December 31, 2021, respectively.
2021 Amended Term Loan
In September 2021, the Company amended and restated its loan and security agreement with CIBC ("2021 Amended Term Loan") to refinance the existing non-amortizing and amortizing term loans, establish a single term loan of up to $75.0 million, consisting of a $45.0 million initial term loan effective immediately with an option to enter into an additional $30.0 million delayed term loan, and increase the monthly revolving line of credit to $25.0 million. The term loan and revolving line of credit mature in September 2026 and September 2024, respectively. Approximately $23.5 million of the loan proceeds were used to immediately repay the remaining balances under the amortizing and non-amortizing term loans at the time of the amendment, as well as commitment fees and other debt issuance costs associated with the amendment. The remaining proceeds from the initial term loan were utilized to fund the Company's normal business operations.
Under the 2021 Amended Term Loan, the initial term loan of $45.0 million is payable over a 60 month period with principal and accrued interest payments due each quarter, commencing on September 30, 2021. The 2021 Amended Term Loan amortizes in equal quarterly installments of $0.1 million through September 30, 2024, $0.2 million beginning October 1, 2024 and $0.6 million beginning October 1, 2025, with any remaining principal balance due and payable on maturity. The amounts borrowed bear interest at the bank’s reference rate plus 2.25% (8.50% as of September 30, 2022) beginning on September 30, 2021 and continuing on a quarterly basis through maturity of the term loan. The borrowings are secured by substantially all the Company’s assets. As of September 30, 2022 and December 31, 2021, the outstanding balance of the 2021 Amended Term Loan was $44.5 million and $44.9 million, respectively.
Monthly Revolving Line of Credit
The line of credit agreement, as amended with the 2021 Amended Term Loan, provides borrowings up to $25.0 million. Borrowings under the line of credit bear interest at CIBC’s reference rate plus 1.00% (7.25% as of September 30, 2022) and are secured by substantially all of the Company’s assets. As of September 30, 2022 and December 31, 2021, there were $15.0 million of borrowings under the line of credit and $10.0 million of capacity available for additional borrowings.
In connection with the amortizing term mortgage and the 2021 Amended Term Loan, the Company recorded an immaterial amount of debt issuance costs and the 2021 Amended Term Loan was subject to an original issuance discount. These amounts are being amortized to interest expense over the term of the respective agreements using the effective interest method. As of September 30, 2022 and December 31, 2021, unamortized original issuance discount and debt issuance costs remaining were $0.3 million and $0.2 million, respectively.
Future aggregate annual principal payments on long-term debt as of September 30, 2022 is expected to be as follows (in thousands):

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

For the year ending:
Remainder of 2022	$148
2023	595
2024	715
2025	1,397
2026	42,355
Thereafter	7,190
Total principal payments	52,400
Less: unamortized original issuance discount and debt issuance costs	(279)
Less: current portion, net of unamortized original issuance discount and debt issuance costs	(549)
Long-term debt, net of unamortized original issuance discount and debt issuance costs	$51,572

As of September 30, 2022, the Company was not in compliance with all debt covenants, specifically the covenant restricting the amount of transfers to Expensify Payments LLC and the covenant restricting the amount of repurchases of common stock, which includes our RSU net share settlements, each during the period. A waiver was obtained from CIBC. The Company does not believe non-compliance with these covenants had any material impact on the Company or its operations. The Company expects to be in compliance with all debt covenants by the end of the fiscal quarter ended December 31, 2022.
Defined Contribution Plans
The Company sponsors a U.S. 401(k) defined contribution plan for all eligible employees who elect to participate. The Company is permitted to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. Effective January 1, 2018, the Company matches up to 4.50% of each eligible participant’s 401(k) contribution. The Company’s actual contribution may be reduced by certain available forfeitures, if any, during the plan year. No discretionary profit-sharing contributions were made during the three and nine months ended September 30, 2022 and 2021. The Company’s 401(k) matching contributions for the three months ended September 30, 2022 and 2021 were $0.2 million and $0.2 million, respectively. The Company’s 401(k) matching contributions for the nine months ended September 30, 2022 and 2021 were $0.6 million and $0.5 million, respectively.
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
As of September 30, 2022, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.
NOTE 5 - STOCK INCENTIVE PLANS
2009 and 2019 Stock Plans
In 2009, the Board of Directors approved the 2009 Stock Plan ("2009 Stock Plan"). As amended in 2015, the 2009 Stock Plan permitted the Company to grant up to 16,495,150 shares of common stock.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
In January 2018, the Company increased the number of shares of common stock reserved under the 2009 Stock Plan by 535,130 shares, from 16,495,150 shares to 17,030,280 In April 2019, the Board of Directors approved the adoption of the 2019 Stock Plan ("2019 Stock Plan", and together with the 2009 Stock Plan, "Stock Plans"). The 2019 Stock Plan permitted the Company to grant up to 8,173,970 additional shares, increasing the overall common stock reserved for grant under the Stock Plans to 25,204,250 shares. In September 2021, under the 2019 Stock Plan, the Board of Directors approved the grant of 8,679,380 restricted stock units under the 2019 Stock Plan, which covered of an aggregate of 4,339,690 shares of each of Class A and LT50 common stock effective immediately prior to the effectiveness of the Company's IPO Registration Statement on Form S-1 ("IPO Registration Statement") on November 9, 2021. On November 9, 2021, the Board of Directors amended and restated the 2019 Stock Plan to, among other things, increase the common stock reserved for issuance under the 2019 Stock Plan to an aggregate of 16,856,770 shares of Class A and LT50 common stock.
Following the completion of the initial public offering of the Company’s Class A common stock ("IPO"), the Company did not and does not intend to make any further grants under the Stock Plans. However, the Stock Plans will continue to govern the terms and conditions of the outstanding awards granted under the Stock Plans. Upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A or LT50 common stock underlying outstanding stock-based awards granted under the 2019 Stock Plan, an equal number of shares of Class A common stock will become available for grant under the 2021 Incentive Award Plan ("2021 Plan") and the Company's 2021 Stock Purchase and Matching Plan ("Matching Plan" and together with the 2021 Plan, "2021 Incentive Plans").
2021 Incentive Plans
In November 2021, the Board of Directors adopted, and its stockholders approved, the 2021 Incentive Plans, which both became effective immediately before the effectiveness of the IPO Registration Statement and use a combined share reserve. Under the 2021 Incentive Plans, 12,453,532 shares of Class A common stock were initially reserved for issuance pursuant to a variety of stock-based awards, including incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), and other forms of equity and cash compensation under the 2021 Plan and purchase rights and matching awards under the Matching Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Plans will be increased upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A or LT50 common stock underlying outstanding stock-based awards granted under the 2019 Stock Plan. The number of shares of Class A common stock reserved for issuance under the 2021 Incentive Plans as of September 30, 2022 and December 31, 2021 was 17,336,972 shares and 12,453,532 shares, respectively. The number of shares will automatically increase each subsequent January 1 through January 1, 2031, by the lesser of (A) 6% of the aggregate number of shares of all classes of common stock outstanding on the immediately preceding calendar year, or (B) such lesser number of shares as determined by the Company’s board of directors or compensation committee; provided, however, that no more than 87,576,990 shares of Class A common stock may be issued upon the exercise of incentive stock options.
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

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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
Service Providers who participated in the Matching Plan for the offering period ended September 14, 2022 purchased a total of 73,959 Class A common shares, based on a purchase price of $16.70, resulting in gross cash proceeds to the Company of $1.2 million.
For the offering period ended September 14, 2022, the Company elected to match each share of Class A common stock purchased by or issued under the Matching Plan with 1/20 of a share of Class A common stock. During the three and nine months ended September 30, 2022, the Company granted 6,465 and 10,041 shares of Class A common stock under the Matching Plan, respectively.
Restricted Stock Units
On September 24, 2021, under the 2019 Stock Plan, the Company approved the grant of Class A and LT50 common stock RSUs to Service Providers effective November 9, 2021, the date the Company amended its Certificate of Incorporation, to include, among other things, LT50 common stock. RSUs granted to Service Providers on November 9, 2021 that were approved in September 2021 vest upon the satisfaction of both a performance and service condition. The performance condition was satisfied immediately prior to the effectiveness of the IPO Registration Statement. The service condition is satisfied over eight years with 1/8 of the grant vesting on September 15, 2022 and quarterly vesting of 1/32 of the grant every December 15, March 15, June 15 and September 15 (each, a "Specified Quarterly Date") thereafter until fully vested, in each case subject to continued service to the Company. All RSUs granted to Service Providers after the IPO, under the 2021 Plan, have a service condition only, which is satisfied over eight years from the vesting commencement date corresponding to one of the Specified Quarterly Dates nearest the date of grant, with 1/8 of each grant vesting on the first anniversary of the vesting commencement date and 1/32 of each grant vesting in equal quarterly installments thereafter until fully vested, in each case, subject to continued service to the Company.
Pursuant to the Company's Non-Employee Director Compensation Program, which was adopted under the 2021 Incentive Plans, the Company granted 20,163 Class A common stock RSUs for the nine months ended September 30, 2022. A total of 6,945 Class A common RSUs vested during the nine months ended September 30, 2022 related to previously granted RSU awards as the quarterly service conditions were satisfied. There were no RSUs granted under this program during the nine months ended September 30, 2021.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
During the nine months ended September 30, 2022, RSU activity for Service Providers and non-employee directors was as follows:

	Class A Common Stock	LT50 Common Stock	Weighted average grant date fair value per share
Outstanding at December 31, 2021	4,329,530	4,301,750	$33.75
RSUs granted	63,223	—	$18.21
RSUs vested	(519,691)	(507,363)	$33.70
RSUs cancelled/forfeited/expired	(321,545)	(321,545)	$38.84
Outstanding at September 30, 2022	3,551,517	3,472,842	$33.88

As of September 30, 2022, there was $218.2 million of unamortized stock-based compensation cost related to unvested RSUs, which is expected to be recognized over the remaining weighted average life of 6.43 years. As of December 31, 2021, there was $282.0 million of unamortized stock-based compensation cost related to unvested RSUs, which is expected to be recognized over the remaining weighted average life of 6.92 years.
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
The Company has only granted options under the Stock Plans. Options typically vest over four years and are exercisable at any time after the grant date, provided that Service Providers exercising unvested options receive restricted common stock that is subject to repurchase at the original exercise price upon termination of service. The repurchase right lapses in accordance with the vesting schedule of the exercised option. Early exercises of options prior to vesting are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises of unvested options are recorded as a liability. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. During the nine months ended September 30, 2022, the Company repurchased an immaterial amount of exercised restricted common stock. There were no repurchases of exercised restricted common stock during the nine months ended September 30, 2021.
As of September 30, 2022 and December 31, 2021, there were 952,151 and 1,437,760 shares subject to repurchase, respectively, related to unvested stock options that had been early exercised. As of September 30, 2022 and December 31, 2021, the Company recorded a liability related to shares subject to repurchase of $1.5 million and $2.4 million, respectively, which is included within Accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. These amounts are reclassified to common stock and additional paid in capital as the underlying shares vest.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

A summary of the Company's stock option activity was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Outstanding at December 31, 2021	7,193,193	$1.87	6.45
Options granted	—	$—
Options exercised	(406,739)	$1.72
Options cancelled/forfeited/expired	(388,541)	$1.87
Outstanding at September 30, 2022	6,397,913	$1.67	5.43
Exercisable at September 30, 2022	6,205,173	$1.52	5.37

The total pretax intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 was $10.3 million and $80.2 million, respectively. The total pretax intrinsic value of options outstanding at September 30, 2022 and December 31, 2021 was $84.4 million and $302.8 million, respectively. The intrinsic value is the difference between the estimated fair market value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. No options were granted during the nine months ended September 30, 2022. The weighted average grant date fair value of options granted during the nine months ended September 30, 2021 was $4.85.
As of September 30, 2022, there was $9.4 million of unrecognized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.33 years. As of December 31, 2021, there was $13.2 million of unrecognized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.70 years.
Cash received from option exercises and purchases of shares under the Stock Plans for the nine months ended September 30, 2022 and 2021 was $0.7 million and $2.9 million, respectively.
Stock-Based Compensation
The following table summarizes the stock-based compensation expense recognized for options granted under the 2009 Stock Plan, options and RSUs granted under the 2019 Stock Plan, RSUs granted under the 2021 Plan and matching shares issued under the Matching Plan (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Stock options	$970	$897	$2,969	$2,495
Matching shares	24	—	41	—
Restricted stock units	12,370	—	38,783	—
Total	$13,364	$897	$41,793	$2,495

Stock-based compensation expense is allocated based on the cost center to which the award holder spent time during the reported periods. Stock-based compensation is included in the following components of expenses on the accompanying condensed consolidated statements of operations (in thousands):

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cost of revenue, net	$4,667	$245	$14,278	$670
Research and development	1,931	154	6,230	482
General and administrative	4,624	410	15,063	1,118
Sales and marketing	2,142	88	6,222	225
Total	$13,364	$897	$41,793	$2,495

Stock-based compensation expense capitalized as internally developed software costs was $0.5 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively. Stock-based compensation expense capitalized as internally developed software costs was $1.1 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.
NOTE 6 - INCOME TAXES
For the three and nine months ended September 30, 2022, the Company prepared its interim tax provision by applying a year-to-date effective tax rate. Use of the actual year-to-date effective tax rate commenced during the three months ended September 30, 2021 and the Company believes that continuing to use the actual year-to-date effective tax rate going forward results in the best estimate of the annual effective tax rate.
For the three months ended September 30, 2022 and 2021, the Company recorded a provision for income taxes of $0.2 million and a benefit for income taxes of $3.6 million, respectively, which resulted in effective tax rates of (1.9)% and 35.8%, respectively.
For the nine months ended September 30, 2022 and 2021, the Company recorded a provision for income taxes of $3.9 million and a benefit for income taxes of $0.7 million, respectively, which resulted in effective tax rates of (19.5)% and (9.3)%, respectively.
The principal reasons for the difference between the statutory rate and the effective rate for 2022 were primarily due to non-deductible stock-based compensation, as well as the change in the valuation allowance, Section 162(m) of the Internal Revenue Code ("IRC") compensation limitations and state taxes. The principal reasons for the difference between the statutory rate and the effective rate for 2021 were due to the effects of the excess tax benefit related to stock-based compensation as well as the rate differential for Expensify.org.
The Company follows the provisions of Accounting Standards Codification ("ASC") 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. As of September 30, 2022 and December 31, 2021, the Company recorded an uncertain tax position liability, exclusive of interest and penalties, of $1.1 million and $0.2 million respectively, within Other liabilities on the condensed consolidated balance sheets.
The Company is subject to income taxes in U.S. federal and various state, local and foreign jurisdictions. The tax years ended December 2012 to December 2021 remain open to examination due to the carryover of unused net operating losses or tax credits.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 7 - NET (LOSS) INCOME PER SHARE
The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator
Net (loss) income	$(8,242)	$(6,345)	$(23,612)	$8,329
Less: income allocated to participating securities	—	—	—	(5,625)
Net (loss) income attributable to Class A, LT10 and LT50 common stockholders, basic and diluted	$(8,242)	$(6,345)	$(23,612)	$2,704
Denominator
Weighted-average shares of common stock used to compute net (loss) income per share attributable to common stockholders, basic	80,941,664	34,490,860	80,523,557	31,301,387
Dilutive effect of warrants	—	—	—	423,685
Dilutive effect of weighted average stock options	—	—	—	9,727,808
Weighted-average shares of common stock used to compute net (loss) income per share attributable to common stockholders, diluted	80,941,664	34,490,860	80,523,557	41,452,880

Net (loss) income per share attributable to Class A, LT10 and LT50 common stockholders, basic	$(0.10)	$(0.18)	$(0.29)	$0.09
Net (loss) income per share attributable to Class A, LT10 and LT50 common stockholders, diluted	$(0.10)	$(0.18)	$(0.29)	$0.07

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
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Warrants	—	424,808	—	—
Weighted-average stock options	5,211,342	5,868,372	5,941,182	—
Matching shares	10,310	—	11,208	—
Convertible preferred stock	—	42,031,390	—	42,031,390
Total	5,221,652	48,324,570	5,952,390	42,031,390

NOTE 8 - EQUITY
On May 10, 2022, the Executive Committee of our Board of Directors approved a share repurchase program with authorization to purchase up to $50.0 million of shares of Class A common stock ("2022 Share Repurchase Program"). The Company may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 ("Exchange Act"), in accordance with applicable securities laws and other restrictions. The actual timing, manner, price and total amount of future repurchases will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of loan agreements and other considerations. The 2022 Share Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and the program may be suspended or terminated at any time by the Company at any time at its discretion without prior notice.
During the three and nine months ended September 30, 2022, the Company did not repurchase any shares of Class A common stock under the 2022 Share Repurchase Program.
NOTE 9 - RELATED PARTY TRANSACTIONS
During the nine months ended September 30, 2022, Expensify, Inc. contributed $2.3 million to its wholly-owned subsidiary, Expensify.org, a nonprofit benefit organization established by the Company. There was an immaterial amount of contributions from Expensify, Inc. to Expensify.org during the nine months ended September 30, 2021. There was an immaterial amount of commitments from Expensify, Inc. that remained open for contribution as of September 30, 2022.
There are no other significant related party transactions for the Company as of September 30, 2022, except as noted elsewhere in these condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Annual Report"). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. "Risk Factors" in our 2021 Annual Report and under Part II, Item 1A. "Risk Factors" in our Q2 2022 Form 10-Q and included elsewhere in this Quarterly Report on Form 10-Q. See "Special Note Regarding Forward-Looking Statements."
OVERVIEW
Expensify is a cloud-based expense management software platform that helps the smallest to the largest businesses simplify the way they manage money. Every day, people from all walks of life in organizations around the world use Expensify to scan and reimburse receipts from flights, hotels, coffee shops, office supplies and ride shares. Since our founding in 2008, we have added over 10 million members to our community and processed and automated over 1.2 billion expense transactions on our platform as of September 30, 2022, freeing people to spend less time managing expenses and more time doing the things they love. For the quarter ended September 30, 2022, an average of 761,000 paid members across 200 countries and territories used Expensify to make money easy.
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
Key Business Metrics and Non-GAAP Financial Measures
We regularly review the following key business metrics and non-United States generally accepted accounting principles ("non-GAAP") financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. Accordingly, we believe that these key business metrics and non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. These key business metrics and non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for our financial information presented in accordance with GAAP, and may be different from similarly titled metrics or measures presented by other companies.
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
The following table sets forth the average number of paid members (in thousands):

Three months ended	Paid members
September 30, 2022	761
September 30, 2021	667

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Adjusted EBITDA	$8,970	$(6,523)	$31,333	$16,410
Adjusted EBITDA margin	21%	(17)%	25%	16%

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Non-GAAP net income	$5,122	$20,838	$18,181	$45,049
Non-GAAP net income margin	12%	56%	14%	44%

Reconciliations of Non-GAAP Financial Measures
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Adjusted EBITDA and Adjusted EBITDA Margin

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Net (loss) income	$(8,242)	$(6,345)	$(23,612)	$8,329
Net (loss) income margin	(19)%	(17)%	(19)%	8%
Add:
Provision (benefit) for income taxes	156	(3,567)	3,854	(706)
Interest and other expenses, net	2,369	1,054	5,226	2,560
Depreciation and amortization	1,323	1,438	4,072	3,732
Stock-based compensation	13,364	897	41,793	2,495
Adjusted EBITDA	$8,970	$(6,523)	$31,333	$16,410
Adjusted EBITDA margin	21%	(17)%	25%	16%

Non-GAAP Net Income and Non-GAAP Net Income Margin

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Net (loss) income	$(8,242)	$(6,345)	$(23,612)	$8,329
Net (loss) income margin	(19)%	(17)%	(19)%	8%
Add:
Stock-based compensation	13,364	897	41,793	2,495
IPO-related bonus expense	—	26,286	—	34,225
Non-GAAP net income	$5,122	$20,838	$18,181	$45,049
Non-GAAP net income margin	12%	56%	14%	44%

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
Consideration from a vendor is related to the Expensify Card. We use a third-party vendor to issue Expensify Cards and process the related transactions. When purchases are made with the Expensify Card, a fee is charged by the card network to the merchant (also known as "interchange"). The vendor is contractually entitled to the interchange through its relationships with the card network and card issuing bank. The vendor keeps a portion of the interchange for their services, and our agreement with the vendor results in us receiving the remainder of the interchange less the amount retained by the vendor (our remainder portion, "Expensify interchange amount"). The vendor also charges us fees ("vendor fees") for the services it provides to us. Due to the nature of the vendor agreement, we do not record the Expensify interchange amount as revenue. Instead, the net of the Expensify interchange amount and vendor fees are paid to us, and we record it as "Consideration from a vendor, net," a contra expense in Cost of revenue, net. The following summarizes these various amounts for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Expensify interchange amount	$1,877	$872	$4,805	$2,067
Vendor fees	(169)	(65)	(426)	(142)
Consideration from a vendor, net	$1,708	$807	$4,379	$1,925

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
The following table sets forth our results of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Revenue	$42,493	$37,447	$126,026	$102,471
Cost of revenue, net(1)	16,554	18,197	46,564	33,768
Gross margin	25,939	19,250	79,462	68,703
Operating expenses:
Research and development(1)	3,416	2,167	10,701	8,138
General and administrative(1)	15,898	18,333	45,335	35,827
Sales and marketing(1)	12,342	7,608	37,958	14,555
Total operating expenses	31,656	28,108	93,994	58,520
(Loss) income from operations	(5,717)	(8,858)	(14,532)	10,183
Interest and other expenses, net	(2,369)	(1,054)	(5,226)	(2,560)
(Loss) income before income taxes	(8,086)	(9,912)	(19,758)	7,623
(Provision) benefit for income taxes	(156)	3,567	(3,854)	706
Net (loss) income	$(8,242)	$(6,345)	$(23,612)	$8,329

Less: income allocated to participating securities	—	—	—	(5,625)
Net (loss) income attributable to Class A, LT10 and LT50 common stockholders	$(8,242)	$(6,345)	$(23,612)	$2,704
Net (loss) income per share attributable to Class A, LT10 and LT50 common stockholders:
Basic	$(0.10)	$(0.18)	$(0.29)	$0.09
Diluted	$(0.10)	$(0.18)	$(0.29)	$0.07
Weighted-average shares of common stock used to compute net (loss) income per share attributable to Class A, LT10 and LT50 common stockholders:
Basic	80,941,664	34,490,860	80,523,557	31,301,387
Diluted	80,941,664	34,490,860	80,523,557	41,452,880

(1)Includes stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cost of revenue, net	$4,667	$245	$14,278	$670
Research and development	1,931	154	6,230	482
General and administrative	4,624	410	15,063	1,118
Sales and marketing	2,142	88	6,222	225
Total stock-based compensation expense	$13,364	$897	$41,793	$2,495

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
Revenue

	Three months ended September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Revenue	$42,493	$37,447	$5,046	13%

Revenue increased by $5.0 million, or 13%, for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to (i) an increase in the number of paid members and reimbursement activity, which was the result of increased demand for business travel due to continued lifting of travel restrictions globally and higher rates of returning to office compared to the same period in 2021, and (ii) an increase in average fees per paid member due to an increase in the number of pay-per-use members, who have a higher average fee per member than our annual members, compared to the same period in 2021.
Cost of Revenue, Net and Gross Margin

	Three months ended September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Cost of revenue, net	$16,554	$18,197	$(1,643)	(9)%
Gross margin	25,939	19,250	6,689	35%
Gross margin %	61%	51%

Cost of revenue, net decreased by $1.6 million, or 9%, for the three months ended September 30, 2022 compared to the same period in 2021. Cost of revenue, net decreased primarily due to $9.0 million in IPO-related bonus costs impacting the three months ended September 30, 2021 and an increase in Consideration from a vendor, net, driven primarily by the increased adoption and spend captured from members using the Expensify Card, which reduced Cost of revenue, net by $1.7 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively. This was offset by the recognition of $4.7 million of stock-based compensation costs during the three months ended September 30, 2022 primarily related to the restricted stock units ("RSUs") granted in September and November of 2021 to employees directly engaged in supporting our customers and providing maintenance of our platform. Furthermore, the decrease was offset by a higher volume of payment processing fees directly related to an increase in reimbursement activity, increased efforts in support and implementation services, and increased outsourcing activities related to maintaining the platform.

Gross margin increased to 61% for the three months ended September 30, 2022 compared to 51% in the same period in 2021 primarily due to the decrease in Cost of revenue, net due to the factors described in the preceding paragraph.
OPERATING EXPENSES
Research and Development

	Three months ended September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Research and development	$3,416	$2,167	$1,249	58%

Research and development expenses increased by $1.2 million, or 58%, for the three months ended September 30, 2022 compared to the same period in 2021, due the recognition of $1.9 million of stock-based compensation costs during the three months ended September 30, 2022 primarily related to the RSUs granted in September and November of 2021 to employees directly engaged in the planning and preliminary project stage and post-implementation stage of new products and features. Furthermore, Research and development expenses increased due to increased employee time spent in the planning and preliminary project stage and the post-implementation stage of new products and features due to an increase in employee focus on customer support and sales and marketing of recently developed products and services such as the Free Plan and our Expensify Card. These increases were partially offset by $2.2 million in IPO-related bonus costs impacting the three months ended September 30, 2021.
General and Administrative

	Three months ended September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
General and administrative	$15,898	$18,333	$(2,435)	(13)%

General and administrative expenses decreased by $2.4 million, or 13%, for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to $10.4 million in IPO-related bonus costs impacting the three months ended September 30, 2021 offset by the recognition of $4.6 million of stock-based compensation costs during the three months ended September 30, 2022 primarily related to the RSUs granted in September and November of 2021 to employees directly engaged in general and administrative activities. The decrease was further offset by an increase of General and administrative expenses due to professional service costs incurred for accounting, auditing and legal services, insurance and other costs as a result of continued requirements as a public company compared to the same period in 2021.
Sales and Marketing

	Three months ended September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Sales and marketing	$12,342	$7,608	$4,734	62%

Sales and marketing expenses increased by $4.7 million, or 62%, for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to an increase in advertising and marketing event spend to gain further brand awareness and increased employee focus on marketing initiatives related to our recently developed products and services such as the Free Plan and our Expensify Card. Additionally, Sales and marketing expenses were higher due to the recognition of $2.1 million of stock-based compensation costs during the three months ended September 30, 2022 primarily related to the RSUs granted in September and November of 2021 to employees directly engaged in sales and marketing activities. These increases were offset by $3.1 million in IPO-related bonus costs impacting the three months ended September 30, 2021.
Interest and Other Expenses, Net

	Three months ended September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Interest and other expenses, net	$(2,369)	$(1,054)	$(1,315)	125%

Interest and other expenses, net increased by $1.3 million, or 125%, for the three months ended September 30, 2022 compared to the same period in 2021, due to increased foreign currency losses resulting from the strengthening U.S. dollar and increased interest expense incurred under the 2021 Amended Term Loan (as defined below) and revolving line of credit facility due to increases in CIBC's reference rate.
Provision for Income Taxes

	Three months ended September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
(Provision) benefit for income taxes	$(156)	$3,567	$(3,723)	(104)%

We recorded a provision for income taxes of $0.2 million during the three months ended September 30, 2022 compared to a benefit for income taxes of $3.6 million for the same period in 2021. We follow the asset and liability method of accounting for income taxes, whereby we recognize deferred income taxes for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. During the three months ended September 30, 2022, we reversed the deferred tax asset and related valuation allowance related to the restricted stock units that vested during the period. No valuation allowance was recorded during the three months ended September 30, 2021. The provision for income taxes reflects taxable income earned and taxed in U.S. federal and state and non-U.S. jurisdictions.
During the three months ended September 30, 2022 and 2021, our effective income tax rate was (1.9)% and 35.8%, respectively. The effective income tax rate differs from the statutory rate in 2022 primarily due to nondeductible stock-based compensation as well as the change in valuation allowance, Section 162(m) compensation limitations and state taxes. The effective income tax rate differs from the statutory rate in 2021 primarily due to the effects of the excess tax benefit related to stock-based compensation as well as the rate differential for Expensify.org.
COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
Revenue

	Nine months ended September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Revenue	$126,026	$102,471	$23,555	23%

Revenue increased by $23.6 million, or 23%, for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to (i) an increase in the number of paid members and reimbursement activity, which was the result of increased demand for business travel due to continued lifting of travel restrictions globally and higher rates of returning to office compared to the same period in 2021, and (ii) an increase in average fees per paid member due to an increase in the number of pay-per-use members, who have a higher average fee per member than our annual members, compared to the same period in 2021.
Cost of Revenue, Net and Gross Margin

	Nine months ended September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Cost of revenue, net	$46,564	$33,768	$12,796	38%
Gross margin	79,462	68,703	10,759	16%
Gross margin %	63%	67%

Cost of revenue, net increased by $12.8 million, or 38%, for the nine months ended September 30, 2022 compared to the same period in 2021. Cost of revenue, net increased primarily due to the recognition of $14.3 million of stock-based compensation costs during the nine months ended September 30, 2022 primarily related to the RSUs granted in September and November of 2021 to employees directly engaged in supporting our customers and providing maintenance of our platform. In addition to increased stock-based compensation, Cost of revenue, net increased due to a higher volume of payment processing fees directly related to an increase in reimbursement activity, increased efforts in support and implementation services and increased outsourcing activities related to maintaining the platform. These increases were partially offset by $9.0 million in IPO-related bonus costs impacting the nine months ended September 30, 2021. Furthermore, Consideration from a vendor, net, reduced Cost of revenue, net by $4.4 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively. This increase in Consideration from a vendor, net was driven primarily by the increased adoption and spend captured from members using the Expensify Card.
Gross margin decreased to 63% for the nine months ended September 30, 2022 compared to 67% in the same period in 2021. Although revenue increased by 23% for the same period, Cost of revenue, net, increased at a higher rate due to the factors described in the preceding paragraph.
Research and Development

	Nine months ended September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Research and development	$10,701	$8,138	$2,563	31%

Research and development expenses increased by $2.6 million, or 31%, for the nine months ended September 30, 2022 compared to the same period in 2021, due to the recognition of $6.2 million of stock-based compensation costs during the nine months ended September 30, 2022 primarily related to the RSUs granted in September and November of 2021 to employees directly engaged in the planning and preliminary project stage and post-implementation stage of new products and features. Furthermore, Research and development expenses increased due to increased employee time spent in the planning and preliminary project stage and post-implementation stage of new products and features primarily due to an increase in employee focus on customer support and sales and marketing of recently developed products and services such as the Free Plan and our Expensify Card. These increases were partially offset by $5.4 million in IPO-related bonus costs impacting the nine months ended September 30, 2021.
General and Administrative

	Nine months ended September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
General and administrative	$45,335	$35,827	$9,508	27%

General and administrative expenses increased by $9.5 million, or 27%, for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to additional employee time, insurance and professional service costs incurred for accounting, auditing and legal services as a result of our continued requirements as a public company. Furthermore, general and administrative expenses were higher due to the recognition of $15.1 million of stock-based compensation costs during the nine months ended September 30, 2022 primarily related to the RSUs granted in September and November of 2021 to employees directly engaged in general and administrative activities. These increases were partially offset by $14.7 million in IPO-related bonus costs impacting the nine months ended September 30, 2021.
Sales and Marketing

	Nine months ended September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Sales and marketing	$37,958	$14,555	$23,403	161%

Sales and marketing expenses increased by $23.4 million, or 161%, for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to an increase in advertising spend and marketing events to gain further brand awareness and increased employee focus on marketing initiatives related to our recently developed products and services, such as the Free Plan and our Expensify Card. Furthermore, sales and marketing expenses were higher due to the recognition of $6.2 million of stock-based compensation costs during the nine months ended September 30, 2022 primarily related to the RSUs granted in September and November of 2021 to employees directly engaged in sales and marketing activities. These increases were partially offset by $3.1 million in IPO-related bonus costs impacting the nine months ended September 30, 2021.
Interest and Other Expenses, Net

	Nine months ended September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Interest and other expenses, net	$(5,226)	$(2,560)	$(2,666)	104%

Interest and other expenses, net increased by $2.7 million, or 104%, for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to increased foreign currency losses resulting from the strengthening U.S. dollar and increased interest expense under the 2021 Amended Term Loan and revolving line of credit facility due to increases in CIBC's reference rate.
Provision for Income Taxes

	Nine months ended September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
(Provision) benefit for income taxes	$(3,854)	$706	$(4,560)	(646)%

We recorded a provision for income taxes of $3.9 million during the nine months ended September 30, 2022 compared to a benefit for income taxes of $0.7 million for the same period in 2021. We follow the asset and liability method of accounting for income taxes, whereby we recognize deferred income taxes for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. During the nine months ended September 30, 2022, we recorded a valuation allowance of $3.3 million. No valuation allowance was recorded during the nine months ended September 30, 2021. The provision for income taxes reflects taxable income earned and taxed in U.S. federal and state and non-U.S. jurisdictions.
During the nine months ended September 30, 2022 and 2021, our effective income tax rate was (19.5)% and (9.3)%, respectively. The effective income tax rate differs from the statutory rate in 2022 primarily due to nondeductible stock-based compensation, as well as the change in valuation allowance, Section 162(m) of the Internal Revenue Code ("IRC") compensation limitations and state taxes. The effective income tax rate differs from the statutory rate in 2021 primarily due to the effects of the excess tax benefit related to stock-based compensation as well as the rate differential for Expensify.org.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through our cash flow from operations, sales of our equity securities and borrowings under our credit facilities. In November 2021, upon completion of our IPO, we received aggregate net proceeds of approximately $57.5 million after deducting underwriting discounts and commissions of approximately $4.9 million and offering costs of approximately $8.0 million. As of September 30, 2022, we had $106.2 million in cash and cash equivalents. As of September 30, 2022, we had $67.4 million in outstanding indebtedness.
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
CASH FLOWS

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$26,229	$34,580
Net cash used by investing activities	(1,373)	(6,999)
Net cash (used) provided by financing activities	(2,102)	17,564
Net increase in cash and cash equivalents and restricted cash	$22,754	$45,145

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities was $26.2 million for the nine months ended September 30, 2022 compared to $34.6 million for the same period in 2021. The decrease was primarily due to an increase in advertising spend and marketing events to gain further brand awareness, an increase in insurance and professional service costs incurred for accounting, auditing and legal services as a result of our continued requirements as a public company, an increase in employee and employee related costs, higher volume of payment processing fees directly related to an increase in reimbursement activity, increased efforts in support and implementation services, increased outsourcing activities related to maintaining the platform, and the timing of the payments for costs of our services and operating expenses offset by the increase in our revenue.
CASH FLOWS FROM INVESTING ACTIVITIES
During the nine months ended September 30, 2022, net cash used by investing activities was $1.4 million, primarily consisting of software development costs and the purchase of property and equipment related to the build-out of our offices in Portland and San Francisco.
Net cash used by investing activities decreased for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to IPO bonuses that were capitalized as internally developed software costs for the nine months ended September 30, 2021 and a decrease in purchases related to the build-out of offices in Portland and San Francisco.
CASH FLOWS FROM FINANCING ACTIVITIES
During the nine months ended September 30, 2022, net cash used by financing activities was $2.1 million, primarily consisting of payments for employee taxes withheld from stock-based awards offset by proceeds from common stock purchased under the Matching Plan and proceeds from the issuance of common stock on exercises of stock options.
During the nine months ended September 30, 2021 net cash provided by financing activities primarily consisted of proceeds from the term loan offset by principal payments of the term loan and payments of deferred offering costs.
CREDIT FACILITIES
Amortizing Term Mortgage
In August 2019, we entered into an $8.3 million amortizing term mortgage agreement with CIBC for our commercial building in Portland, Oregon. The agreement requires interest and principal payments be made each month over a 30-year period. Interest accrues at a fixed rate of 5.00% per year until August 2024, at which point the interest rate changes to the Wall Street Journal Prime Rate less 0.25% for the remaining term of the mortgage. The borrowings are secured by the building. The outstanding balance of the amortizing term mortgage was $7.9 million as of September 30, 2022.
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
Under the 2021 Amended Term Loan, the initial term loan of $45.0 million is payable over a 60 month period with principal and accrued interest payments due each quarter thereafter, which commenced with the first payment due on September 30, 2021. Quarterly principal payments are fixed and escalate throughout the term. The amounts borrowed bear interest at the bank’s reference rate plus 2.25% (8.50% as of September 30, 2022) and continue on a quarterly basis through the maturity of the term loan. The borrowings are secured by substantially all our assets. The outstanding balances of the 2021 Amended Term Loan and revolving line of credit were $44.5 million and $15.0 million, respectively, as of September 30, 2022.
See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
Certain Covenants
We are subject to customary covenants under the 2021 Amended Term Loan, which unless waived by CIBC, restrict our and our subsidiaries' ability to, among other things incur additional indebtedness, create or incur liens, permit a change of control or merge or consolidate with other companies, sell or transfer assets, pay dividends or make distributions, make acquisitions, investments or loans, or payments and prepayments of subordinated indebtedness, subject to certain exceptions. We must also maintain certain financial covenants: a total EBITDA net leverage ratio, as defined in the loan and security agreement, tested each quarter, of not less than 5.00 to 1.00 from September 30, 2022 through and including June 30, 2023, not less than 4.00 to 1.00 from September 30, 2023 through and including June 30, 2024, and not less than 3.00 to 1.00 from September 30, 2024 and thereafter, and a fixed charge coverage ratio of not less than 1.10 to 1.00, tested on the last day of each calendar quarter.
If we fail to perform our obligations under these and other covenants, CIBC’s credit commitments could be terminated and any outstanding borrowings, together with accrued interest, under the credit or loan agreements could be declared immediately due and payable.
As of September 30, 2022, we were not in compliance with all debt covenants. Specifically, we were not in compliance with the covenant restricting the amount of transfers to Expensify Payments LLC and the covenant restricting the amount of repurchases of common stock, which includes our RSU net share settlements, each during the period. A waiver was obtained from CIBC. As of the date of this Quarterly Report on Form 10-Q, we do not believe non-compliance with these covenants had any material impact on us or our operations. We expect to be in compliance with all debt covenants by the end of the fiscal quarter ended December 31, 2022.
Contractual Obligations and Commitments
As of September 30, 2022, there have been no material changes in our contractual obligations and commitments as disclosed in our 2021 Annual Report.

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
Emerging Growth Company Status
We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and as discussed below, our chief executive officer and chief financial officer have concluded that as of September 30, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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
To address this material weakness, we are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosures. We are also continuing to improve our internal control over financial reporting. For example, as we prepared to become a public company, we worked to improve the controls around our key accounting processes and our quarterly close process, and we hired additional accounting and finance personnel to help us implement these processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems. We will not be able to sufficiently remediate these control deficiencies until these steps have been completed and the controls have been operating effectively for a sufficient period of time. If any of these new or improved controls and systems do not perform as expected, we may continue to experience material weaknesses in our controls.
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
Item 1A. Risk Factors
Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q related to such risk factors (including, without limitation, the matters discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation”), there have been no material changes to the risk factors set forth in "Part I, Item IA. Risk Factors" of our 2021 Annual Report and "Part II, Item 1A. Risk Factors" of our Q2 2022 Form 10-Q. You should carefully read and consider the risks and uncertainties, together with all of the other information included in the 2021 Annual Report and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the SEC.
Interest rate fluctuations may affect our results of operations and financial condition.
Because a substantial portion of our debt is variable-rate debt, fluctuations in interest rates could have a material effect on our business. We incur higher interest costs if interest rates increase. Interest rates were at historic lows during 2020 and 2021, when the United States Federal Reserve took several steps to protect the economy from the impact of the COVID-19 pandemic, including reducing interest rates to new historic lows. Thus far in 2022, the United States Federal Reserve has raised interest rates by more than 300 basis points and has signaled that further increases are expected in the near future. Any such increase in interest costs could have a material adverse impact on our financial condition and the levels of cash we maintain for working capital.
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
Item 3. Defaults Upon Senior Securities

None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits

Incorporated by Reference

Exhibit No.	Name	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-41043	3.1	August 12, 2022

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-41043	3.2	November 15, 2021

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

EXPENSIFY, INC.

Date: November 10, 2022	By:	/s/ David Barrett
David Barrett
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Ryan Schaffer
Ryan Schaffer
Chief Financial Officer
(Principal Financial Officer)