Form 10-K
period 2022-12-31
Expensify, Inc.
filed 2023-03-08
CIK 1476840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-41043

EXPENSIFY, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-0239450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 SW 5th Ave Portland, Oregon	97204
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (971) 365-3939

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	EXFY	The Nasdaq Stock Market LLC
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the registrant's Class A common stock, par value $0.0001 per share, held by non-affiliates of the registrant was approximately $954,788,374.92 as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, computed based on the closing sale price of the Class A Common stock on the Nasdaq Stock Market LLC on such date.
As of March 3, 2023, there were approximately 68,278,088 shares of the registrant's Class A common stock outstanding, 7,335,456 shares of the registrant's LT10 common stock outstanding, and 6,854,931 shares of the registrant's LT50 common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of this Annual Report on Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2023. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

1

Special Note Regarding Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. There are a number of risks, uncertainties, and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors include, among others:
•the impact of inflation on us and our members;
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

Risk Factor Summary
Our business is subject to a number of risks and uncertainties of which you should be aware. These risks are more fully described in the section titled “Risk Factors.” These risks include, among others, the following:
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
•The COVID-19 pandemic has materially adversely affected, and may continue to materially adversely affect, our business and our ability to grow. Whether or not a result of the COVID-19 pandemic, or any other similar event, a sustained general economic downturn, an uneven recovery, or continued instability could materially and adversely affect our business, results of operations, financial condition and growth prospects.
•The estimates of market opportunity and forecasts of market growth included in this prospectus may prove to be inaccurate. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
•The success of our business largely depends on our senior management team, and we depend on professional services firms for a significant portion of our finance function. The loss of any key employees or our outsourced finance team could adversely affect our business.
•We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and could diminish our cash reserves.
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
•We may be adversely affected by global economic and political instability, including the war in Ukraine and the resulting escalating geopolitical tensions.
•Sales to customers outside of the United States and our international operations expose us to risks inherent in international sales and operations.
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
•We no longer qualify as an "emerging growth company," meaning we will be required to comply with certain provisions of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). As a result, we can no longer take advantage of reduced disclosure requirements applicable to emerging growth companies.
•The multiple class structure of our common stock and the ownership of substantially all of our LT10 and LT50 common stock by holders through a trust agreement (the "Voting Trust") have the effect of concentrating voting control with the Voting Trust for the foreseeable future, which will limit your ability to influence corporate matters, including a change in control. We are controlled by the Voting Trust, whose interests may differ from those of our public stockholders. Our amended and restated certificate of incorporation also delegates significant authority to our Executive Committee of our Board of Directors (the "Executive Committee").

Part I.
Item 1. Business
OVERVIEW
Expensify is a leading cloud-based expense management software platform that helps the smallest to the largest businesses simplify the way they manage money. Every day, people from all walks of life in organizations around the world use Expensify to scan and reimburse receipts from flights, hotels, coffee shops, office supplies and ride shares. Since our founding in 2008, we have added over 12 million members to our community, and processed and automated over 1.4 billion expense transactions on our platform as of December 31, 2022, freeing people to spend less time managing expenses and more time doing the things they love. For the quarter ended December 31, 2022, an average of 779,000 paid members across 53,000 companies and over 200 countries and territories used Expensify to make money easy.
Small and medium businesses (“SMBs”) are the cornerstone of the global economy, making up almost all businesses and the majority of employment in Organisation for Economic Co-operation and Development ("OECD") member countries. Despite their significance to the global economy, the vast majority of SMBs still rely on manual, inefficient processes to manage the critical back office functions that power their businesses every day. Expense management, which refers to the collection, processing, auditing and reimbursement of employee expenses, is one of the last great holdouts of paper-based back office processes, with employees stuffing actual physical receipts into an envelope and handing it to their accountant. As SMBs seek to modernize back office functions like expense management to better compete in today’s digital economy, we believe they will look for comprehensive technologies that are easy to discover, implement, purchase, manage and use. At the same time, individual employees are becoming a powerful source of change as they increasingly expect to bring their own choice of technology into the workplace.
Since the beginning of Expensify, our guiding principle has been improving the experience of the actual end users of expense management software: everyday employees. We designed Expensify to be easy to set up, integrate, configure and use from almost any device, which has enabled us to serve employees of all types and organizations of all sizes, industries and geographies. Our first breakthrough was revolutionizing receipt tracking with our patented scanning technology, SmartScan, which allows anyone to simply take a photo of any receipt – no matter the currency or quality of handwriting – for fast, automatic and accurate transcription of a receipt with just one tap. After removing the need for people to keep a pocket full of crumbled receipts and spend hours manually tracking expenses, we moved on to automating the entire expense journey, from the initial receipt scan all the way through to categorization, expense approval, reconciliation and next-day reimbursement. Since then, we have expanded our platform to include features that help businesses manage corporate credit cards, generate and send invoices, pay bills and book travel, all from our single, easy-to-use mobile application. We intend to continue adding complementary features to retain and add value to existing customers and attract new members.
Our intense focus on improving the everyday experience of regular employees with an easy-to-use but powerful platform has enabled a viral, bottom-up business model that is capital efficient and extremely scalable. By allowing people to spend less time managing receipts and more time pursuing their real goals, our members have adopted, championed and spread Expensify to their colleagues, managers and friends. We believe our happy members are the best form of marketing, and our self-service, bottom-up approach takes advantage of strong, organic word-of-mouth adoption.
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
•Viral, bottom-up business model driven by the employee. Our employee-focused platform strategy enables a viral, bottom-up adoption cycle that starts with an individual employee. After signing up for free on the website or downloading our free app to submit expenses and realizing the benefits of using Expensify, our enthusiastic members champion our platform internally, spreading it via word-of-mouth to other employees and convincing decision makers to adopt Expensify company-wide. This enables us to focus our time and resources on making our features better for our members, and avoid the reliance on a costly, traditional top-down sales and marketing approach to attract and retain customers.

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
Our Platform Strategy
Expensify is a leading cloud-based expense management software platform that allows any business to simplify how it manages expenses. We built our platform to be intuitive and easy to deploy, with powerful features that increase our network effect within and between companies. This helps us reach more potential members and expand our value by solving more pain points for our customers. While our core features enable businesses to easily manage expenses, our platform includes features for managing corporate cards, paying bills, generating invoices, collecting payments and booking travel. Our platform strategy centers around the following key concepts:
•Built for everyone. We designed our platform to be used by everyone in an organization, from employees to managers to the finance department. We offer an intuitive, elegant user interface that everyday employees can easily understand and operate from almost any device. We deliver guided workflows for administrators to accurately and quickly approve expenses in accordance with their unique company policies. Our platform is simple enough for SMBs, but powerful features can be enabled for use across enterprises with tens of thousands of employees. We believe that the more intuitive and simple Expensify is, the more employees and administrators will want to use it.
•Easy to set up. We designed our platform to be easily implemented and configured without the need to speak with a sales person. Any employee can download our free application from mobile app stores or sign up on the website, create an account and start submitting expenses within minutes. When an expense report is submitted, the manager who receives it also automatically becomes a member. Concierge, our proprietary AI-powered customer support engine, helps new members set up an account, connect teammates, assign company policies and immediately sync Expensify with existing accounting, HR and travel systems. We believe that by making our platform easily accessible, simple to set up and easily configurable attracts more members to download and try Expensify.
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
Our Business Model
Our platform strategy enables a viral bottom-up business model that is capital efficient and extremely scalable. Anyone can easily download our mobile application or go to our website to sign up for free on their own, and later upgrade to a paid subscription for advanced features. The adoption of Expensify within an organization often starts with the individual employee, who downloads our mobile application or signs up on our website for free and uses it to easily submit expenses to their manager with a few taps. After the employee realizes the benefits of our platform, they become a champion of Expensify and often spread it internally to other employees. With multiple employees using Expensify and valuable features simplifying the manager’s job, the decision maker purchases a subscription to Expensify and becomes a paying customer with a few members. Our usage within an organization expands further as the company adds members and adopts new features such as the Expensify Card or Bill Pay.
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
We also leverage partnerships with accounting and bookkeeping firms, who provide validation of our platform and refer customers to us. We partner with strategic accounting software partners such as Intuit, NetSuite, Xero and Sage Intacct to integrate our software in their clients’ back offices, and recognize us as a top expense tool when their clients are browsing and selecting integrated solutions. Additionally, our ExpensifyApproved! Partner Program trains and supports accountants to use our platform and encourages their customers to use Expensify. We work hard to maintain top expense partner status with all partners to support our market consensus strategy.
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
•Build viral loops into our member experience that increase adoption by new customers. We design our expense management platform and every new feature with the aim of frictionless adoption. Individual employees download the Expensify mobile app or sign up on our website, for free, and use it to submit their expenses to their bosses – turning every expense report into a highly targeted marketing message, straight to a decision maker. Outside of expense management, we have expanded our platform and built invoicing and bill payment features with the goal of replicating the frictionless adoption of our expense management feature. By sending an invoice using Expensify, accounts receivable departments naturally promote Expensify to their clients. A company that adopts Expensify bill payment tacitly promotes Expensify to all of their vendors: any one vendor that sends a manual invoice receives an email notifying them that their invoice was converted into an Expensify invoice, and they should sign in to collect payment online. We will continue to focus on maintaining and extending the virality of our features to support our viral, bottom-up business model;
•Expand and monetize transaction volume from existing and new customers. We fully launched the Expensify Card in 2020 and, despite pullback in corporate expenses with the COVID-19 pandemic, customers began adopting the card. Since then, its adoption has grown, especially as business travel resumed following challenges caused by the COVID-19 pandemic. Going forward, we intend to increase the promotion of the Expensify Card to both new and existing customers to drive growth in adoption;
•Promote Expensify’s culture and values. We believe that consumers are more likely to both use and recommend products from brands they admire. By consistently acting on and vocally promoting our values, we have the ability to both drive positive change and create brand awareness that can add to the virality of our platform. Our culture and values, including our adherence to Environmental, Social, and Governance ("ESG") principles, will be shared in our company code of ethics and conduct and in future sustainability reporting;
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
•Create physical spaces to attract new members and promote our brand. We are transitioning certain of our office spaces into co-working spaces, which we call lounges. These spaces are uniquely designed to be extensions of our culture and brand, and we intend to open these spaces to certain members in addition to Expensify employees. These spaces are designed to showcase how we work and have built our company, which we hope will encourage current members to adopt our culture for their companies and invite their friends to join, adding new members;
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
•Powerful integrations. Connect directly with leading cloud accounting and finance platforms such as QuickBooks, Xero, Oracle NetSuite, Sage Intacct and FinancialForce, among others. A continuous real-time sync means that information is dynamically updated across all connected platforms. Expensify connects directly with the top banks in the U.S., as well as leading HR, practice management, tax reclamation, recruiting and travel management systems. A self-service API is available to anyone who wants to integrate Expensify into their technology ecosystem on their own without additional cost.
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
•Cash back. Companies that spend over $250,000 per month for each of their first three months receive 4% cash back for all purchases in their first three months and 2% with no limits for all spend on their Expensify Cards afterwards. Companies that spend over $25,000 but less than $250,000 per month for each of their first three months receive 2% cash back for all purchases in their first three months and 1% with no limits for all spend on their Expensify Cards afterwards.
•Karma Points. Every time a cardholder makes a purchase, Expensify donates 10% of our interchange amount to Expensify.org for use in one of its five funds – Hunger, Climate, Homes, Youth, Reentry.
•Daily settlement option. Ensure that employees never overspend what a company is able to pay. Daily settlement also helps smooth cash flows throughout the month, as opposed to one large, uncertain lump sum at month end. Companies can also choose monthly settlement if they prefer a more classic experience.
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
We believe we have growth in many areas in regards to the Expensify Card. Our goal is to continue increasing the amount of companies that have adopted the Expensify Card and the number of members that have a card provisioned per company, both of which would increase the amount of total spend converted to the Expensify Card.
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
Our Compliance and Data Security
We are PCI-DSS, SOC1 Type II, and SOC2 Type II compliant, with external parties performing "grey box" testing to simulate nation-state level hacking capability. We are integrated with most major banks in the United States and our system and processes have been stress tested by each of them. We process billions of dollars in expense reimbursements every year and are audited annually by our processing bank. We take privacy and data security seriously and are in compliance with domestic and international data privacy regulations, which sometimes change faster than the wind.
Our Data
As of December 31, 2022, we have processed over 1.4 billion expense transactions for our customers. These expenses span across employees from all functions and layers in organizations of all sizes, industries and geographies. To process these expenses, our platform runs on our proprietary distributed and fully replicated technology architecture that is built to process many multiples of our current transaction volume. We also designed our platform to be deeply integrated and connected with a broad suite of back office systems, consumer applications and banking technology infrastructures that our customers use every day. The combination of the scale and diversity of the expenses we process, the breadth and depth of our integrations and the scalability of our infrastructure has enabled us to build a massive data asset that continually enhances the value of our platform.
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
We believe that our unique culture and our employees’ happiness and long-term commitment to Expensify is a critical component of our success. As of December 31, 2022 we had 138 full-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements. We also engage third-party vendors to supply on-demand workers as needed to support our operations. We have not experienced any work stoppages, and we believe that our employee relations are strong. We remain relentlessly committed to reevaluating ourselves and continuing to foster a workplace environment that prioritizes the well-being of each and every Expensify employee.
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
As of December 31, 2022, we had 11 trademark registrations in the United States, including EXPENSIFY, SMARTSCAN, CONCIERGE, LAT* TALKS, LONG ASS TABLE TALKS, EXPENSIFY THIS, and YOU WEREN’T BORN TO DO EXPENSES and various other marks had also been published, such as EASY MONEY, EXPENSIFY IS EASY MONEY, KARMA POINTS, CORPORATE KARMA, PERSONAL KARMA, and EXPENSIFYTHIS. We also had approximately 35 trademark registrations and approximately 19 applications in certain foreign jurisdictions. We will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective. We also own several domain names, including www.expensify.com, use.expensify.com, www.expensify.org and new.expensify.com.
As of December 31, 2022, we had 19 issued patents and 12 pending patent applications in the United States. Our issued patents expire between August 18, 2028 and October 17, 2037. We have 1 pending application in Europe, Australia and Canada. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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
Corporate Information
We were incorporated on April 29, 2009 as Expensify, Inc., a Delaware corporation. Our principal executive offices are located at 401 SW 5th Street, Portland, Oregon 97204.
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
We provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, on our investor relations website. The contents of these websites are not intended to be incorporated by reference into this report or in any other report or document we file.

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
Our quarterly and annual results of operations, including the levels of our revenue, working capital and cash flows, have varied significantly in the past and may vary significantly in the future, such that period-to-period comparisons of our results of operations may not be meaningful. Our quarterly and annual financial results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:
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
The variability and unpredictability of our quarterly and annual results of operations or other operating metrics could result in our failure to meet our expectations or those of investors or analysts with respect to revenue or other metrics for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the trading price of our Class A common stock could fall, and we would face litigation, including securities class action lawsuits, which could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, and financial condition.

We experienced rapid growth in recent periods prior to the COVID-19 pandemic, and those growth rates may not be indicative of our future growth, and we may not be able to maintain profitability.
We experienced rapid growth in recent periods prior to the COVID-19 pandemic. Our business was impacted by the COVID-19 pandemic, with declines in revenue and paid members due to government-imposed lock-downs, a decrease in business travel and other expense-generating activity, and SMBs downsizing or going out of business, among other things. While we have seen a relatively steady increase in paid members and improvements in revenue since the low point of the pandemic, our growth rate may not return to pre-pandemic levels. Even if our revenue and paid members continue to increase in the near term, we expect that our growth rate will decline as a result of a variety of factors, including the maturation of our business. Further, as we operate in a new and rapidly changing category of preaccounting software, widespread acceptance and use of our platform and features, particularly our expense management feature, is critical to our future growth and success. We believe our growth depends on a number of factors, including, but not limited to, our ability to:
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
•continue to maintain and build a platform and brand that drives word-of-mouth exposure to new potential members;
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

•the impact of the COVID-19 pandemic, or any other future pandemic, epidemic or other public health crisis and the corresponding pace and rate of recovery on our business;
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
A majority of our subscriptions are driven by bottom-up adoption related to our expense management feature. Although we have added, and expect to continue to add, new features to expand our offerings, and all of our features are accessible under a single subscription, at least in the near term, we expect our expense management feature to continue to drive the majority of our subscriptions. As a result, market acceptance of our expense management feature is critical to our success. Demand for our expense management feature, as well as our other features, is affected by a number of factors, many of which are beyond our control, such as the adoption of our features by new and existing customers; the timing of development and release of upgraded or new features on our platform; products and services introduced or upgraded by our competitors or partners; our ability to determine optimal pricing for our platform, including in international markets; pricing offered by our competitors; technological change; and growth or contraction in our addressable market. We increased our subscription prices in 2020, and although our new prices have not substantially affected our business to date, we cannot guarantee these price increases, or any future price increases we choose to implement, will not adversely affect our business in the future. If we are unable to meet customer demand for our expense management feature; do not price our subscriptions optimally or make changes to our subscription or pricing models that are not accepted by the market; or fail to convert members of our free expense management feature or trial subscriptions to paying subscribers, our business, results of operations, financial condition and growth prospects will suffer.
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
While we experienced significant growth in the number of our customers prior to the COVID-19 pandemic, our growth rate may not return to pre-pandemic levels. Numerous factors may impede our ability to attract new customers, convert individuals and organizations using our free basic features and trial subscriptions into paying customers, expand usage within organizations, increase use of our other features such as the Expensify Card and gain new subscriptions, including but not limited to, failure to retain and motivate our personnel; failure to establish, maintain or expand relationships with channel and integration partners; failure to compete effectively against alternative products or services; our ability to determine optimal pricing for our subscriptions, including in international markets; failure to successfully deploy new features and integrations; failure to provide a quality customer experience and customer support; or failure to ensure the effectiveness of our bottom-up sales approach and other marketing programs. Channel partnerships are also an important aspect of our growth strategy, and we will need to maintain our partnerships with existing channel partners and identify and attract new channel partners in order to maintain the effectiveness of this strategy. Moreover, we believe that many of our new customers originate from word-of-mouth and other non-paid referrals from existing customers, so we must ensure that our existing customers remain loyal to our platform in order to continue receiving those referrals.
Our business is subscription-based, and customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire. We cannot ensure that customers will renew subscriptions with the same or greater number of members or for the same level of subscription plan or that they will upgrade to use features such as bi-directional accounting sync and invoicing features or the Expensify Card. Customers may or may not renew their subscriptions as a result of a number of factors, including their satisfaction or dissatisfaction with our platform; changes we may implement in our pricing or structure; the pricing or capabilities of the products and services offered by our competitors; the effects of general economic conditions; or customers’ budgetary constraints. If customers do not renew their subscriptions, renew on less favorable terms, or fail to add members, or if we fail to convert individuals and organizations into paying members, or expand the adoption of our platform within their organizations, our revenue may decline or grow less quickly than anticipated, which would harm our business, results of operations and financial condition. Our future success also depends in part on our ability to provide additional features to attract new members at existing customers, as well as increase transaction monetization from the Expensify Card. If our efforts to do so are not successful, our revenue may decline or grow less quickly than anticipated, which would harm our business, results of operations and financial condition.
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
In addition, there are a number of competing companies that provide traditional horizontal platform solutions with expense management features, some of which have substantially greater revenue, personnel and other resources than we do. These firms have historically targeted primarily large enterprise customers, but many of them also market to SMBs in search of growth in revenue or market share. We also face competition from a growing number of other businesses offering expense management solutions and corporate cards. Our smaller competitors who currently focus their product offerings on SMBs may be better positioned than larger competitors to increase their market share with SMBs, whether by competing based on price, service, or otherwise. Increased competition may impact our ability to add new customers at the rates we have historically achieved. Additionally, competition may increase in the future from new market entrants. With the introduction of new technologies and the entry of new companies into the market, we expect competition to persist and intensify. This could harm our ability to increase our customer base, maintain subscription renewals and maintain our prices.
Additionally, it is possible that large enterprises with substantial resources that operate in adjacent accounting, finance or compliance verticals may decide to pursue expense management automation and become immediate, significant competitors. Merger and acquisition activity in the technology industry could increase the likelihood that we compete with other large technology companies. Many of our existing competitors have, and our potential competitors could have, substantial competitive advantages such as greater name recognition, longer operating histories, larger sales and marketing budgets and resources, greater customer support resources, lower labor and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources. Some of our larger competitors also have substantially broader product lines and market focus and will therefore not be as susceptible to downturns in a particular market. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors, or continuing market consolidation. New startup companies that innovate, and large companies that are making significant investments in research and development, may invent similar or superior products and technologies that compete with our platform, including the addition of bottom-up adoption features. Some of our larger competitors use broader product offerings to compete, including by selling at zero or negative margins, by bundling their product, or by closing access to their technology platforms. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. Furthermore, potential customers may be more willing to incrementally add solutions to their existing infrastructure from competitors than to replace their existing infrastructure with our platform. These competitive pressures in our market, or our failure to compete effectively, may result in price reductions, fewer new customers, lower revenue and loss of market share. Any failure to successfully and effectively compete with current or future competitors could cause us to lose business and harm our revenue growth, business, results of operations and financial condition.
An economic downturn or economic uncertainty could negatively impact our customers and materially and adversely affect our business, financial condition and results of operations.
Our business depends on the economic health of our current and prospective customers and the overall state of the economy. Declining levels of economic activity may lead to declines or delays in business spending, declines in the number of paid monthly members of our platform and fewer transactions for which our platform may be used, which may result in decreased revenue for us. Uncertain and adverse economic conditions may cause customers to change their company policies to limit expense reimbursement and have led to increased requests for, and may lead to, increased refunds and chargebacks. Additionally, economic uncertainty and negative economic pressures may cause prospective or existing customers to defer investment or expansion in their business, and they may become more price-sensitive and perceive our platform as too costly. As of December 31, 2022 businesses with fewer than 1,000 employees accounted for approximately 95% of our customers by revenue, and we focus our product, marketing and sales efforts on these businesses, including SMBs. These customers may be more susceptible to general economic conditions than larger businesses, which may have greater liquidity and access to capital. Our competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering their prices and attempting to lure away our customers. Many of our larger competitors currently focus their product offerings on larger customers who may be less susceptible to general economic conditions. As a result, our larger competitors may be better positioned than we are to increase their market share with businesses of all sizes. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our platform offerings. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations and financial condition could be materially and adversely affected.
The COVID-19 pandemic has materially adversely affected, and may continue to materially and adversely affect, our business and our ability to grow.
The COVID-19 pandemic disrupted our business and impacted our employees, partners, third-party service providers and customers. In particular, effects of the COVID-19 pandemic such as economic instability, remote work and travel restrictions negatively affected demand for our platform as employees incurred fewer work- and travel-related expenses and submitted fewer expense reimbursement requests to their employers, and as SMBs downsized or went out of business. Many very small businesses (“VSBs”) and SMBs experienced substantial revenue and cash liquidity declines in the early months of the COVID-19 pandemic, and there were high observed rates of small business failures. The COVID-19 pandemic also negatively impacted the amount of expenses incurred by our paid members, our annual gross logo retention, our net seat retention, the launch of our Expensify Card and the roll-out of our co-working spaces, which we call lounges.
The degree to which the COVID-19 pandemic, or other pandemics, epidemics and other public health crises, will affect our business in the future will depend on developments that are highly uncertain and cannot currently be predicted. These developments include, but are not limited to, the duration, extent and severity of any such crisis; actions taken to contain any such crisis; the ultimate societal impact of any such crisis and any lasting changes in business and consumer behavior, including with respect to remote work, business travel and business expense spending and reimbursement; the duration and nature of related restrictions on economic activity and domestic and international trade; and the extent of the impact of these and other factors on our employees, partners, third-party service providers and customers. Ongoing effects of the COVID-19 pandemic, or the effects of any resurgences or variances or other pandemics, epidemics or other public health crises, could have a material adverse impact on our business, results of operations, financial condition and growth prospects.
Payments and other financial services-related laws and regulations and government oversight are material to our business. Our failure to comply with such laws and regulations could materially harm our business and can subject us to criminal and civil liability.
The local, state, and federal laws, rules, regulations, licensing and other authorization schemes, and industry standards that govern our business, including our payment services, include, or may in the future include, those relating to banking, invoicing, cross-border and domestic money transmission, foreign exchange, payments services (such as payment processing and settlement services), anti-money laundering, combating terrorist financing, escheatment, U.S. and international sanctions regimes, and compliance with the Payment Card Industry Data Security Standard ("PCI-DSS"), a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data. These laws, rules, regulations, licensing and other authorization schemes, and industry standards are administered and enforced by multiple authorities and governing bodies in the United States, including but not limited to the U.S. Department of the Treasury, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, Office of Foreign Assets Control, self-regulatory organizations, and numerous state and local governmental and regulatory authorities. Any failure or perceived failure to comply with existing or new laws and regulations, or orders of any governmental authority, including changes to or expansion of their interpretations, may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, enforcement actions in one or more jurisdictions, result in additional compliance and licensure requirements, and increased regulatory scrutiny of our business. In addition, we may be forced to restrict or change our operations or business practices, make product changes, or delay planned product launches or improvements. Any of the foregoing could materially adversely affect our brand, reputation, business, results of operations, and financial condition.
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

The success of our business largely depends on our senior management team, and we depend on professional services firms for a significant portion of our finance function. The loss of any key employees or our outsourced finance team could adversely affect our business.
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
In addition, we depend on certain professional services firms for a significant portion of our finance function. If we lose the services of these outsourced finance teams for any reason, our ability to complete key accounting processes and reviews and provide timely and accurate financial reporting could be seriously harmed, and we could experience material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. In addition, we may be unable to retain a new outside professional services firm or expand the size and expertise of our internal accounting team sufficiently and quickly enough to implement the processes and reviews necessary to ensure that material misstatements do not occur, which could seriously harm our business. Any failure to provide timely and accurate financial reporting or to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations and financial condition, and could cause investors to lose confidence in our financial reports and our financial reporting generally, which could cause a decline in the trading price of our Class A common stock.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and could diminish our cash reserves.
On May 10, 2022, the Executive Committee authorized a share repurchase program to repurchase up to $50 million of our outstanding Class A common stock. Although the Executive Committee has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing, manner, price and total amount of future repurchases will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of loan agreements and other considerations. The share repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents and marketable securities.
We rely on a single third-party vendor, issuing bank and card network for our Expensify Card, and if we lose any of these services, our business, results of operations, financial condition and growth prospects could be harmed.
The Expensify Card is an important element of our growth strategy, and we believe that, over time, the Expensify Card will be a prominent corporate card solution for SMBs in our core markets. We rely on a single third-party vendor, Marqeta, Inc. ("Marqeta"), for the Expensify Card, who also manages the relationship with the card's issuing bank, Sutton Bank, and the card network, Visa. In the annual periods ended December 31, 2022, 2021, and 2020, consideration from this vendor representing monetized Expensify Card activities reduced our cost of revenue by $6.2 million, $2.9 million, and $1.0 million, respectively. Our agreement with Marqeta initially had a three year term that expired in June 2022 and now automatically renews annually thereafter unless either party provides 90 days’ notice prior to renewal. In addition to standard termination for cause provisions, either party can terminate without cause upon 180 days' notice, and under certain circumstances Marqeta may terminate with reduced or no notice, including if required to do so by the issuing bank or any regulator with jurisdiction over the issuing bank or Marqeta, or in the event of that we issue cards outside of approved use cases. In the event of termination or expiration of the agreement with Marqeta, we have the right to request Marqeta's assistance in transitioning to a new vendor, and during the transition period the agreement will continue on the same terms. If such transition is not successful, or if we otherwise lose our Expensify Card vendor, issuing bank or card network for any reason, we could experience service interruptions as well as delays and additional expenses, and we may be unable to replace these services on competitive terms, or at all, which could harm our business, results of operations, financial condition and growth prospects.
Our failure to protect our sites, networks and systems against security breaches, or otherwise to protect our confidential information or the confidential information of our members, customers, or other third parties, would damage our reputation and brand, and substantially harm our business and results of operations.
Breaches of our security measures or those of our customers, partners or third-party service providers, or other cyber security incidents, could result in intentional or accidental unauthorized access to our or our customers’ or partners’ sites, networks, systems and accounts; unauthorized access to, and misappropriation or disclosure of, individuals’ personal information or other confidential or proprietary information of ourselves, our customers or partners, or other third parties; viruses, worms, spyware, ransomware, or other malware being served from our platform, mobile application, networks, or systems, including as a result of supply chain attacks; deletion or modification of content or the display of unauthorized content on our platform; interruption, disruption, or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, and response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or risk of loss, litigation, regulatory action and other potential liabilities. If any of these intentional or accidental breaches of security should occur, we cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Additionally, if any of these breaches occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches. Actual or anticipated security breaches or attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Additionally, many of our employees and service providers work remotely, in part due to a significant increase in remote work stemming from the COVID-19 pandemic that has been maintained. As a result, we may be more vulnerable to cybersecurity-related events such as phishing attacks and other security challenges. Many companies that provide cloud based services have reported a significant increase in cyberattack activity since the beginning of the COVID-19 pandemic and related increase in remote work. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also be subject to vulnerabilities or experience security breaches or incidents that may remain undetected for an extended period. These events threaten the performance, reliability, security and availability of our platform. Any computer malware, viruses, computer hacking, fraudulent use attempts, phishing attacks, or other data security breaches to our systems could, among other things, harm our reputation and our ability to retain existing customers and attract new customers.
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
We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Expensify” brand is critical to expanding our customer base and establishing and maintaining relationships with partners. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts, our ability to ensure that our platform remains high-quality, reliable, useful and competitively priced, the quality and perceived value of our platform, our ability to successfully differentiate our platform and features from those of our competitors and the ability of our customers to achieve successful results by using our platform and features. Maintaining and enhancing our brand may require us to make substantial investments not just in our core expense management service but also in newer features, such as our travel concierge services, and to make substantial investments in foreign markets, and these investments may not be successful. We also plan to enhance our brand and drive interest in our overall platform by introducing certain consumer-focused features, which may not be successful. Substantial advertising expenditures may be required to maintain and enhance our brand, which may not prove successful. Advertising and other brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. For example, in 2023 we are hosting our third ExpensiCon, an invite-only, all-expenses paid industry conference set in an exotic location that includes a full itinerary of events and excursions. The goal of this ExpensiCon is to increase our market consensus among our Approved! Accounting partners and increase adoption of our platform. We have spent significant resources on this initiative, and there can be no assurance that we will be successful in achieving those goals or that the nature of the event will not expose us to additional risks. Additionally, there could be a negative reaction to certain advertising campaigns and values-based activity and communications. If we fail to promote and maintain the “Expensify” brand, or if we incur excessive expenses in this effort, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad customer adoption of our platform and features. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become more difficult and expensive.
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
While we have designed our platform and features to be easy to adopt and use, once individuals and organizations begin using Expensify, they rely on our support services to resolve any related issues. High-quality member and customer education and customer experience have been key to the adoption of our platform and features and for the conversion of individuals and organizations using our free features and trial subscriptions into paying customers. The importance of high-quality customer experience will increase as we expand our business and pursue new customers. For instance, if we do not help organizations on our platform quickly resolve issues and provide effective ongoing member experience at the individual and organizational levels, our ability to convert organizations on our trial subscription into paying customers will suffer, and our reputation with existing or potential customers will be harmed. Further, the success of our bottom-up business model is highly dependent on our business reputation and on word-of-mouth positive recommendations from existing individuals and organizations using our platform and features. Any failure to maintain high-quality customer experience, or a market perception that we do not maintain high-quality customer experience, could harm our reputation, our ability to sell our platform to existing and prospective customers and our business, results of operations and financial condition.
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
In addition, one of our business strategies is to supplement our small core team of generalists with a large number of specialist contractors, managed by third-party vendors, from around the world. For example, we rely on certain third-party vendors to provide a specialized on-demand workforce to provide 24/7 real-time chat support and free phone onboarding for every Expensify member. We also intend to use this strategy to pair our core group of engineering generalists with a global network of open source engineering specialists, such as for the development and maintenance of our open-source financial group chat. If we are unable attract a sufficient number of specialized on-demand workers, or if changes to applicable foreign, state and local laws governing the definition or classification of independent contractors make it difficult or impossible for us to hire a sufficient number of specialized on-demand workers in a cost-effective manner, our costs could increase and our business, results of operations and financial condition could be harmed.
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
Our recruiting efforts may also be limited by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas. If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to innovate quickly enough to support our business model or grow effectively.
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
We experienced rapid growth and increased demand for our platform prior to the COVID-19 pandemic. Our revenue grew from $53.9 million in 2018 to $80.5 million in 2019 to $88.1 million in 2020, but our headcount remained consistent, with 131 employees as of December 31, 2018, 127 employees as of December 31, 2019 and 133 employees as of December 31, 2020. Comparing 2020 to 2021, our revenue grew from $88.1 million to $142.8 million, respectively, but our headcount remained relatively consistent, with 133 employees as of December 31, 2020 and 144 employees as of December 31, 2021. Comparing 2021 to 2022, our revenue has grown from $142.8 million to $169.5 million, respectively, but our headcount remained relatively consistent, with 144 employees as of December 31, 2021 and 138 employees as of December 31, 2022. The growth and expansion of our business and platform may place a significant strain on our management and our administrative, operational and financial reporting resources. Our ability to accurately plan for and model future growth is limited and subject to a number of uncertainties, due in part to our global operations, customer preferences and mix of products and features. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business strategies and operations, are incorrect or change due to industry or market developments, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business could suffer. For example, we are required to manage multiple relationships with various strategic, integration and channel partners, customers and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, our computer systems, procedures, or internal controls may not be adequate to support our operations, and our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to implement and improve our operational, financial and management information and reporting systems and manage our employee base. In addition, as we seek to continue to expand internationally, we will likely encounter unexpected challenges and expenses due to unfamiliarity with local regulations, requirements, practices and markets.

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
We are transitioning certain of our offices to co-working spaces, which we call lounges, and may expand to additional lounges. This process is expensive, may not achieve our intended goals, and could expose us to additional risks.
Prior to the COVID-19 pandemic, we began to transition certain of our offices to co-working spaces, which we call lounges, with the goal of enhancing our culture and our brand by creating flexible workspaces that can be shared by Expensify employees and certain Expensify members. We have spent significant resources on this initiative, which has been disrupted by the pandemic. While we expect to open these lounges to certain members in the near term, there is no assurance that they will be successful in the post-pandemic business climate. In addition, we may be exposed to additional risks by allowing non-employees to use our lounges, including increased risk of litigation, theft, data privacy and cybersecurity breaches, and because we have very limited experience managing co-working spaces, we may not adequately balance managing these risks with our goals for these spaces. Furthermore, these lounges are subject to different rules and regulations than our normal operations, and which differ from location to location, and a failure to properly comply with such rules and regulations, due to our limited experience managing co-working spaces or otherwise, could result in regulatory action or fines. If we are unable to achieve our desired results, or if we are required to limit or suspend use of our lounges for an extended period of time for any reason, this initiative may be unsuccessful, which could damage our business, our culture and our brand.
Sales to customers outside the United States and our international operations expose us to risks inherent in international sales and operations.
Our revenue generated from customers outside the United States was $14.7 million (9% of our revenue), $15.2 million (11% of our revenue), and $9.0 million (10% of our revenue) for the annual periods ended December 31, 2022, 2021, and 2020, respectively. Our core geographies are the United States, the United Kingdom, Canada and Australia. We intend to pursue expansion of our international operations. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. In addition, we face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, U.S. bribery laws, the UK Bribery Act and similar laws and regulations in other jurisdictions;
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
For example, the invasion of Ukraine by Russian military forces in February 2022 has resulted in sustained conflict and disruption in the region. The length, impact and outcome of this conflict is highly unpredictable; however, the conflict has thus far led to, and could continue to lead to, significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability and changes in consumer or purchaser preferences, as well as an increase in cyberattacks and espionage. Additionally, sanctions or other measures implemented by other countries, as well as potential responses from Russia and other countries, could adversely affect the global economy and financial markets, which could in turn have a material adverse effect on our business, financial condition and results of operations. In addition, political instability or adverse political developments and new or continued economic deterioration, including as a result to the withdrawal by many global central banks of stimulus measures deployed during the peak of the COVID-19 pandemic, in any of the countries in which we operate could harm our business, results of operations and financial condition.

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
We must comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, which may include the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”) and the U.K. Bribery Act 2010 (“Bribery Act”), as well as the laws of the countries where we do business. These laws and regulations apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. Where they apply, the FCPA and the Bribery Act prohibit us and our officers, directors, employees and business partners acting on our behalf, including joint venture partners and agents, from corruptly offering, promising, authorizing or providing anything of value to public officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The Bribery Act also prohibits non-governmental “commercial” bribery and accepting bribes. As part of our business, we may deal with governments and state-owned business enterprises, the employees and representatives of which may be considered public officials for purposes of the FCPA and the Bribery Act. We also are subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring our personnel and agents into contact with public officials responsible for issuing or renewing permits, licenses or approvals or for enforcing other governmental regulations. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption.
Our wholly owned subsidiary, Expensify Payments LLC, is registered as a “Money Services Business” with the U.S. Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”), and subject to regulatory oversight and enforcement by FinCEN under the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (“BSA”). Among other things, the BSA requires money services businesses to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity and maintain transaction records. The BSA prohibits, among other things, our involvement in transferring the proceeds of criminal activities. Regulators in the United States and globally may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor international and domestic transactions. In addition, we are contemplating offering certain products in the future that may require us to obtain licenses to operate as a money transmitter (or its equivalent) in various states and territories where such licenses are required. We have already obtained such licenses in certain states and have pending license applications in others. If we are unable to obtain a license to operate as a money transmitter, our ability to grow certain of our services may be limited. As a licensed money transmitter, we would be subject to obligations and restrictions with respect to the handling and investment of customer funds, record keeping and reporting requirements, bonding requirements and inspection by state regulatory agencies.
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

For example, the EU General Data Protection Regulation ("GDPR") imposes stringent data protection requirements for processing the personal data of individuals within the European Economic Area ("EEA"). The GDPR enhances data protection obligations for processors and controllers of personal information, including, for example, expanded disclosure requirements, limitations on retention of personal information, mandatory data breach notification requirements and additional obligations. Non-compliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of our global revenue. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the E.U. and the United States remains uncertain. For example, in 2016, the E.U. and United States agreed to a transfer framework for data transferred from the E.U. to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union ("CJEU"). The CJEU also raised questions about whether the European Commission’s Standard Contractual Clauses, one of the primary mechanisms used by companies to transfer personal information out of the EEA, complies with the GDPR. While the CJEU upheld the validity of the Standard Contractual Clauses, the CJEU ruled that the underlying data transfers must be assessed on a case-by-case basis by the data controller to determine whether the personal information will be adequately protected. At present, there are few if any viable alternatives to the Standard Contractual Clauses and, therefore, there is uncertainty regarding how to ensure that transfers of personal information from Europe to the United States comply with the GDPR. As such, any transfers by us of personal information from Europe may not comply with European data protection laws and may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions. Loss of our ability to transfer personal information from Europe may also require us to increase our data processing capabilities in those jurisdictions at significant expense.
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
The data protection landscape is also rapidly growing and evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, the California Consumer Privacy Act of 2018 ("CCPA") came into effect on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and exercise certain individual rights regarding their personal information, provides a new cause of action for data breaches, and provides for penalties for noncompliance of up to $7,500 per violation. While we are positioned as a “service provider” under the CCPA with respect to most of our data activities, have conducted a CCPA compliance review process, and do not currently share data with third parties in a way that would be currently considered a “sale” under the CCPA, some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which means that despite our efforts, an expansive reading of the CCPA could increase our potential liability and adversely affect our business. Additionally, the California Privacy Rights Act ("CPRA") was recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the CPRA provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have been proposed, and likely will be proposed, in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. For example, on March 2, 2021, the Virginia Consumer Data Protection Act ("CDPA") was signed into law. The CDPA became effective January 1, 2023 and contains provisions that require businesses subject to the legislation to conduct data protection assessments in certain circumstances and that require opt-in consent from Virginia consumers to process certain sensitive personal information.
Furthermore, the Federal Trade Commission ("FTC") and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. There are a number of legislative proposals in the United States, at both the federal and state level, and in the E.U. and more globally, that could impose new obligations in areas such as e-commerce and other related legislation or liability for copyright infringement by third parties. We cannot yet determine the impact that these future laws, regulations and standards may have on our business.
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
We have in the past and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business. We could be subject to claims, lawsuits (including class actions and individual lawsuits), government investigations and other proceedings involving consumer protection, labor and employment, immigration, import and export practices, product labeling, competition, accessibility, securities, tax, marketing and communications practices, commercial disputes, defamation, civil rights infringement, negligence, intellectual property rights infringement, invasion of privacy, product liability, regulatory compliance, or other legal claims, including claims relating to information that is published or made available via our platform. For example, in November 2020, the Federal Election Commission ("FEC") notified us of a number of complaints filed against us in connection with David Barrett's email on October 23, 2020 urging customers to protect democracy. We responded to the complaints in November and December 2020, requesting dismissal of all complaints. On May 31, 2022 we received notice from the FEC clearing us of any wrongdoings in relation to these complaints. However, we cannot assure you that the matter will not result in further complaints, regulatory inquiries or future proceedings.

The number and significance of our legal disputes and inquiries have increased as we have grown larger, as our business has expanded in scope and geographic reach, and as our features and services have increased in complexity, and we expect the potential for future legal proceedings, claims and disputes will continue to increase. Becoming a public company has raised our public profile, which may result in increased litigation.
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

As of December 31, 2022, we were not in compliance with all of our debt covenants. Specifically, we were not in compliance with the covenant in our loan and security agreement with CIBC restricting the amount of repurchases of common stock, which includes RSU net share settlements; however, we obtained a waiver from CIBC for our non-compliance with this covenant. We expect to be in compliance with all debt covenants by the end of the fiscal quarter ended March 31, 2023. However, CIBC may be unwilling to provide such waivers for potential non-compliance in the future and could, as a result, call our outstanding debt obligations immediately which could have a material adverse effect on our financial condition.
Interest rate fluctuations may affect our results of operations and financial condition.
Because a substantial portion of our debt is variable-rate debt, fluctuations in interest rates could have a material effect on our business. We incur higher interest costs if interest rates increase. Interest rates were at historic lows during 2020 and 2021, when the United States Federal Reserve took several steps to protect the economy from the impact of the COVID-19 pandemic, including reducing interest rates to new historic lows. In 2022, the United States Federal Reserve raised interest rates by more than 400 basis points, and there is no guarantee that there will be not be any further increases in the near future. Any such increase in interest costs could have a material adverse impact on our financial condition and the levels of cash we maintain for working capital.
A failure to maintain an effective system of disclosure controls and internal control over financial reporting could adversely affect our ability to produce timely and accurate financial statements or comply with applicable regulations. Additionally, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Class A common stock may be seriously harmed.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to develop, maintain and, if required, improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and may continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls. For fiscal years 2019, 2020 and 2021, we identified a material weakness in our internal controls that we had insufficient technical skills to address accounting matters combined with insufficient accounting staff and internal control knowledge to design and implement processes and controls, including the review of the completeness and accuracy of reports used to record journal entries, necessary to ensure material misstatements did not occur. We took certain measures to remediate this material weakness, and it was remediated as of December 31, 2022. However, completion of remediation does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error. Further, we can give no assurance that any additional material weaknesses or control deficiencies will not arise in the future. Please refer to "Controls and Procedures—Remediation Efforts to Address the Previously Disclosed Material Weakness" in Part II, Item 9A of this Annual Report on Form 10-K for further information.
If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could be adversely affected. We could also become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
Additionally, our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, and weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Such failure could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.
Pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act, our independent registered public accounting firm has provided an attestation report regarding our internal control over financial reporting. We have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, and we may need to expend additional significant resources, each of which could harm our business, results of operations and financial condition.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s discussion and analysis of financial condition and results of operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to the useful lives and recoverability of long-lived assets, the fair value of common stock prior to being a publicly traded company and stock-based compensation expense, as well as those used to allocate our employee and employee related expense, which consist of contractor costs, employee salary and wages, stock-based compensation and travel and other employee-related costs, to their appropriate financial statement line items due to our generalist model and organizational structure. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
Each share of our LT10 and LT50 common stock is entitled to 10 and 50 votes per share, respectively, and each share of our Class A common stock is entitled to one vote per share. All shares of LT10 and LT50 common stock are held directly by the Voting Trust established in connection with our initial public offering pursuant to a voting trust agreement (“Voting Trust Agreement”). As of December 31, 2022, the Voting Trust held approximately 7,336,191 and 6,854,931 shares of LT10 and LT50 common stock, respectively, representing approximately 17.2% of the economic interest and 85.9% of the voting power of outstanding capital stock. All decisions with respect to the voting (but not the disposition) of shares held in the Voting Trust from time to time will be made by the trustees of the Voting Trust ("Trustees") in their sole and absolute discretion, and with no responsibility under the Voting Trust Agreement as stockholder, trustee or otherwise, except for his or her own individual malfeasance. The Voting Trust and its Trustees will, for the foreseeable future, have significant influence over our corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. The Voting Trust is able to, subject to applicable law, elect all of the members of our Board of Directors and control actions to be taken by us and our Board of Directors, including amendments to our amended and restated certificate of incorporation and amended and restated bylaws, compensation matters and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. This concentrated control will limit your ability to influence corporate matters for the foreseeable future and may materially adversely affect the market price of our Class A common stock. It is possible that the interests of the Voting Trust may, in some circumstances, conflict with our interests and the interests of our other stockholders, including you. For example, the Voting Trust may have different tax positions or other differing incentives from other stockholders that could influence its decisions regarding whether and when to cause us to dispose of assets, incur new or refinance existing indebtedness, or take other actions. Additionally, the Voting Trust and the holders of our LT10 and LT50 common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests.
Additionally, for as long as the Voting Trust holds securities representing at least 50% of the voting power of our outstanding capital stock, our amended and restated certificate of incorporation delegates to the Executive Committee all of the power and authority of the Board of Directors in the management of our business and affairs, provided that the Executive Committee will not have power or authority in reference to (i) matters that must be approved by the Audit Committee of the board, (ii) matters that must be approved by a committee qualified to grant equity to persons subject to Section 16 of the Exchange Act for purposes of exempting transactions pursuant to Section 16b-3 thereunder, (iii) matters required under Delaware law to be approved by the full Board of Directors, or (iv) as otherwise required by SEC rules and the rules of Nasdaq. The members of the Executive Committee currently are, and their successors are generally expected to be directors who are also our employees, and the Executive Committee currently consists of David Barrett, Ryan Schaffer, Anu Muralidharan, Jason Mills and Daniel Vidal.
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
We intend to rely on some or all of these exceptions. As a result, we do not have a majority of independent directors, we do not have a nominating and corporate governance committee, and the members of our compensation committee are not independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
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
Sales of a substantial number of shares of our Class A common stock in the public market or the perception that these sales might occur in large quantities, could cause the market price of our Class A common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2022, we had 68,238,245 shares of Class A common stock outstanding, 7,336,191 shares of LT10 common stock outstanding and 6,854,931 shares of LT50 common stock outstanding. Our amended and restated certificate of incorporation imposes transfer restrictions on shares of our LT10 and LT50 common stock.
There were 6,130,735 shares of Class A common stock issuable upon the exercise of options outstanding as of December 31, 2022. We registered all of the shares of Class A common stock issuable upon exercise of outstanding options, restricted stock units ("RSUs") issued following our initial public offering ("IPO") or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock will become eligible for sale in the public market to the extent such options, RSUs or other equity awards are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.
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
Increases in interest rates, like what has been experienced recently, may cause a corresponding decline in demand for equity investments. Any such increase in interest rates or reduction in demand for our Class A common stock resulting from other relatively more attractive investment opportunities may cause the market price of our Class A common stock to decline.
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
General Risk Factors
We no longer qualify as an "emerging growth company," meaning we will be required to comply with certain provisions of the Sarbanes-Oxley Act. As a result, we can no longer take advantage of reduced disclosure requirements applicable to emerging growth companies.
We no longer qualify as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). As a result, we are no longer are entitled to rely on exemptions from certain disclosure and compliance requirements applicable to emerging growth companies. Subject to certain grace periods, we are now required to:
•engage an independent registered public accounting firm to provide an attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•submit certain executive compensation matters to stockholder advisory votes; and
•comply with increased disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
Consequently, we are no longer able to take advantage of cost savings associated with the JOBS Act. Furthermore, if the additional requirements applicable to non-emerging growth companies divert the attention of our management from other business concerns, such requirements could have a material adverse effect on our business, financial condition and results of operations. We cannot predict or estimate the amount or timing of additional costs we may incur complying with these requirements. If we are unable to satisfy our new obligations as a non-emerging growth company, we could also be subject to the delisting of our Class A common stock, fines, sanctions and other regulatory action, as well as potential civil litigation.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems and resources. Furthermore, several members of our management team do not have prior experience in running a public company. For example, the

Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Being a public company that is subject to these new rules and regulations makes it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly members who can serve on our audit committee, and qualified executive officers. As a result of the disclosure obligations required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations and financial condition would be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, would divert the resources of our management and harm our business, results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
In the United States, our company has offices in Portland, Oregon, San Francisco, California, Ironwood, Michigan and New York City, New York. We own our office space in Portland, which consists of approximately 38,500 square feet. Our office space in San Francisco, consisting of approximately 10,500 square feet, is leased through May 31, 2023. Our office space in Ironwood, consisting of approximately 2,700 square feet, is leased through April 30, 2023.

We also lease co-working spaces in New York City, New York and London, United Kingdom. We give all employees the ability to rent a co-working space if we do not provide one.
We intend to procure additional space or expand existing facilities in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space on commercially reasonable terms will be available to accommodate our operations.
Item 3. Legal Proceedings
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Defending such proceedings is costly and can impose a significant burden on management and employees. We may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained. The results of any current or future litigation cannot be predicted with certainty. Regardless of the outcome, any litigation can have an adverse impact on our company as a result of defense and settlement costs, the diversion of management resources, and other factors.
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
HOLDERS OF OUR COMMON STOCK
As of March 3, 2023 there were 28 stockholders of record of our Class A common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
As of March 3, 2023 the Expensify Voting Trust held all of the outstanding shares of our LT10 common stock and LT50 common stock.
DIVIDEND POLICY
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business, and therefore we do not anticipate declaring or paying any cash dividends on any class of our common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors (or duly authorized committee thereof, including our Executive Committee), subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness, including our loan and security agreement with CIBC. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability, and other factors that our Executive Committee or our Board of Directors may deem relevant. The holders of our Class A, LT10 and LT50 common stock are entitled to receive dividends if, as and when declared from time to time by our Board of Directors out of legally available funds.
RECENT SALES OF UNREGISTERED SECURITIES
None.
ISSUER PURCHASE OF EQUITY SECURITIES
The following table sets forth information regarding our purchases of shares of Class A common stock during the three months ended December 31, 2022:

	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program(1)
October 1 - 31, 2022	—	$—	—	$50,000,000
November 1 - 30, 2022	599,080	$10.00	599,080	$44,000,000
December 1 - 31, 2022	—	$—	—	$44,000,000
Total	599,080		599,080

(1)On May 12, 2022, we announced the approval of a share repurchase program with authorization to purchase up to $50.0 million of our Class A common stock at management’s discretion. The repurchase program does not have an expiration date, does not obligate us to repurchase any specific number of shares and may be modified, suspended or terminated at any time at our discretion.
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

Comparison of Cumulative Total Return
$125.00
$100.00
$75.00
$50.00
$25.00
$0.00
11/10/2021
11/30/2021
12/31/2021
1/31/2022
2/28/2022
3/31/2022
4/29/2022
5/31/2022
6/30/2022
7/29/2022
8/31/2022
9/30/2022
10/31/2022
11/30/2022
12/30/2022
EXFY
NASDAQ
S&P 500
S&P 500 IT

Item 6. [Reserved.]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Annual Report on Form 10-K.
The following discussion and analysis of our financial condition and results of operations generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. A discussion of 2020 items and year-to-year comparisons between 2021 and 2020 can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.
OVERVIEW
Expensify is a cloud-based expense management software platform that helps the smallest to the largest businesses simplify the way they manage money. Every day, people from all walks of life in organizations around the world use Expensify to scan and reimburse receipts from flights, hotels, coffee shops, office supplies and ride shares. Since our founding in 2008, we have added over 12 million members to our community and processed and automated over 1.4 billion expense transactions on our platform as of December 31, 2022, freeing people to spend less time managing expenses and more time doing the things they love. For the year ended December 31, 2022, an average of 779,000 paid members across 53,000 companies and over 200 countries and territories used Expensify to make money easy.
Initial Public Offering
In November 2021, we closed our initial public offering ("IPO") of 11,190,392 shares of our Class A common stock at $0.0001 par value per share ("Class A common stock"), in which we sold 2,608,696 shares of Class A common stock, and the selling stockholders sold 8,581,696 shares of Class A common stock, including 1,459,616 shares of Class A common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares, at an IPO price of $27.00 per share. We did not receive any proceeds from the sale of shares of Class A Common Stock in the offering by the selling stockholders. We received aggregate net proceeds of approximately $57.5 million after deducting underwriting discounts and commissions of approximately $4.9 million and offering costs of approximately $8.0 million.
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
Key Factors Affecting Our Performance
Our performance depends on many factors, including the following:
INVESTING IN PRODUCT-LED GROWTH
We are focused on continuing to grow the number of paid members on our platform. Relative to other software companies, we invest more in product development and less in sales. This investment in product allows us to develop easy-to-use but powerful features that encourage adoption of our platform. Our ability to grow our paid members depends on our viral, bottom-up adoption cycle that starts with an individual employee. After downloading our free app to submit expenses and realizing the benefits of Expensify, our enthusiastic members champion our platform internally, spread it via word-of-mouth or invites to other employees and often convince decision makers to adopt Expensify company-wide. In order to continue to grow, we believe we must continue prioritizing investments in our platform to delight our members and drive viral expansion.
CONTINUING TO CONVERT FREE MEMBERS
Our success depends on converting users who try the free aspects of the Expensify platform into paid members. While our viral model means that employees or contractors often introduce Expensify into SMBs, companies subscribe and pay for the majority of our paid members.
INVESTING TO MAINTAIN MARKET CONSENSUS
Our viral and word-of-mouth adoption model is effective in part because we have established ourselves as a recognized leader in expense management for SMBs. We deploy large scale brand advertising to promote our platform superiority and create market consensus that Expensify is the category leader for expense management software. Additionally, in 2023 we are hosting our third ExpensiCon, an invite-only, all-expenses paid industry conference, with the goal of increasing our market consensus among our Approved! Accounting partners and increasing adoption of our platform. We believe investing in market consensus enables us to focus on creating great viral features for our members rather than relying on low-margin, unscalable activities of traditional sales and marketing to drive customer acquisition.
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
Gross logo retention and net seat retention are important indicators of customer satisfaction and usage of our platform. We calculate our gross logo retention rate as of the end of a period by using (a) the number of distinct companies who have ever had five or more paid members paying for a subscription during the period ending one year prior as the denominator and (b) the number of those same companies that are still paying for at least one subscription during the more recent period as the numerator. In both 2022 and 2021, our annual gross logo retention was 83%. We calculate our net seat retention rate as of the end of a period by using (a) the number of paid member seats from companies who have ever had five or more paid members paying for a subscription during the period ending one year prior as the denominator and (b) the number of paid member seats at those same companies during the more recent period as the numerator. In 2022 and 2021, our net seat retention was 108% and 93%, respectively. Our growth will depend on our ability to continue to retain existing customers.
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
MACROECONOMIC TRENDS
Our business and the operations of our customers, the majority of which are SMBs, was disrupted by the COVID-19 pandemic. For example, after a steady increase in paid members over multiple years, the average number of paid members on our platform declined in 2020. However, while the full lasting impact of the COVID-19 pandemic on the global economy and SMBs in particular remains uncertain, we have seen our average paid members increase to levels that surpass those of March 2020 when the pandemic began as economies have reopened and business travel resumed.
See the section titled "Risk Factors" in this Annual Report on Form 10-K for further discussion of the possible impact of the COVID-19 pandemic on our business. Additionally, potential challenging macroeconomic conditions, including inflationary pressures, rising interest rates and foreign currency fluctuations, and the resulting impact on business continuity and travel, could negatively impact our business.
CASH BONUSES
In June 2021 for our named executive officers, and in July 2021 for all other employees, we determined that we would pay a cash bonus to each of our employees in a value that approximated the cost of each employee exercising 45% of their total stock options, limited by the total stock options outstanding and held by each existing employee as of June 15, 2021, including the tax withholding applicable to each employee. During the year ended December 31, 2021, we recorded bonus expenses related to the employee stock option exercise cash bonus of $48.4 million. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for further information.

Components of Results of Operations
Revenue
We generate revenue from subscription fees based on the usage of our cloud-based expense management software platform under arrangements paid monthly in arrears that are either month-to-month which can be terminated by either party without penalty at any time or annual arrangements based on a minimum number of monthly members. Annual subscription customers who wish to terminate their contracts before the end of the term are required to pay the remaining obligation in full plus any fees or penalties set forth in the agreement. In May 2020, we updated our terms of service whereby annual contracts became non-cancelable. We charge our customers subscription fees for access to our platform based on the number of monthly active members and level of service. The contractual price is based on either negotiated fees or rates published on our website. We generate most of our revenue from customers who have a credit card or debit card on file with us that is automatically charged each month. Virtually all of our customers have a standard terms of service contract, with the few exceptions on bespoke service contracts.
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
We began offering a cashback rewards program to all customers based on volume of Expensify Card transactions and software as a service ("SaaS") subscription tier in August 2021. Cashback rewards are earned on a monthly basis and are paid out the following month. We consider our cashback payments to customers as consideration payable to a customer, and the payments are recorded as contra revenue within Revenue on the Consolidated Statements of Operations. We also record a cashback rewards liability that represents the consideration payable to customers for earned cashback rewards. The cashback rewards fluctuate over time as customers meet eligibility requirements in conjunction with the applicable SaaS subscription tier of each customer and the timing of payments made to customers.
Cost of Revenue, Net
Cost of revenue, net primarily consists of expenses related to hosting our service, including the costs of data center capacity, credit card processing fees, third-party software license fees, outsourcing costs to support customer service and outsourcing costs to support and process our patented scanning technology, net of consideration from a vendor. Additional costs include amortization of finance right-of-use assets, amortization expense on capitalized software development costs and personnel-related expenses, including stock-based compensation and employee costs attributable to supporting our customers and maintenance of our platform.
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

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Expensify interchange amount	$6,832	$3,128	$1,096
Vendor fees	(616)	(225)	(90)
Consideration from a vendor, net	$6,216	$2,903	$1,006

As described in the subsection titled "Liquidity and Capital Resources", discretionary cash bonuses, which we also refer to as "IPO-related bonus expense" as described in the subsection titled "Non-GAAP Financial Measures," were paid to employees in 2021 and had a significant impact to Cost of revenue, net during the year ended December 31, 2021.
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
As described in the subsection titled "Liquidity and Capital Resources", discretionary cash bonuses, which we also refer to as "IPO-related bonus expense" as described in the subsection titled "Non-GAAP Financial Measures," were paid to employees in 2021 and had a significant impact to Research and development expenses during the year ended December 31, 2021.
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
As described in the subsection titled "Liquidity and Capital Resources", discretionary cash bonuses, which we also refer to as "IPO-related bonus expense" as described in the subsection titled "Non-GAAP Financial Measures," were paid to employees in 2021 and had a significant impact to Sales and marketing expenses during the year ended December 31, 2021.
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses, including stock-based compensation, for any employee time allocated to administrative functions, including finance and accounting, legal and human resources. In addition to personnel-related expenses, general and administrative expenses consist of rent, utilities, depreciation on property and equipment, amortization of operating right-of-use assets and external professional services, including accounting, audit, tax, finance, legal and compliance, human resources and information technology. We expect that general and administrative expenses will continue to increase as we scale our business and as we incur additional costs associated with being a publicly traded company, including legal, audit, business insurance and consulting fees.
As described in the subsection titled "Liquidity and Capital Resources", discretionary cash bonuses, which we also refer to as "IPO-related bonus expense" as described in the subsection titled "Non-GAAP Financial Measures," were paid to employees in 2021 and had a significant impact to General and administrative expenses during the year ended December 31, 2021.
Interest and Other Expenses, Net
Interest and other expenses, net, consist primarily of interest paid under our credit facilities with Canadian Imperial Bank of Commerce ("CIBC"). It also includes realized gains and losses on foreign currency transactions and foreign currency remeasurement.
(Provision for) Benefit from Income Taxes
Income taxes primarily consist of income taxes in the United States, United Kingdom, Australia, Netherlands and Canada, as well as states in the United States in which we do business.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K.
The following table sets forth our results of operations for the periods presented:

	Year ended December 31,
	2022	2021	2020
	(in thousands, except per share data)
Revenue	$169,495	$142,835	$88,072
Cost of revenue, net(1)	62,669	53,693	32,414
Gross margin	106,826	89,142	55,658
Operating expenses:
Research and development(1)	13,692	10,988	6,728
General and administrative(1)	58,490	60,742	33,372
Sales and marketing(1)	49,876	27,664	9,888
Total operating expenses	122,058	99,394	49,988
(Loss) income from operations	(15,232)	(10,252)	5,670
Interest and other expenses, net	(5,411)	(3,480)	(2,718)
(Loss) income before income taxes	(20,643)	(13,732)	2,952
(Provision for) benefit from income taxes	(6,366)	174	(4,662)
Net loss attributable to Class A, LT10 and LT50 common stockholders	$(27,009)	$(13,558)	$(1,710)

Net loss per share attributable to Class A, LT10 and LT50 common stockholders:
Basic	$(0.33)	$(0.36)	$(0.06)
Diluted	$(0.33)	$(0.36)	$(0.06)
Weighted-average shares of common stock used to compute net (loss) income per share attributable to Class A, LT10 and LT50 common stockholders:
Basic	80,786,725	38,039,222	27,424,480
Diluted	80,786,725	38,039,222	27,424,480

Net loss margin	(16)%	(9)%	(2)%

(1)Includes stock-based compensation expense as follows:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue, net	$18,403	$4,115	$2,272
Research and development	7,875	1,617	2,469
General and administrative	17,850	7,356	12,648
Sales and marketing	8,204	1,486	448
Total stock-based compensation expense	$52,332	$14,574	$17,837

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2022 AND 2021
Revenue

	Year ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Revenue	$169,495	$142,835	$26,660	19%

Revenue increased $26.7 million, or 19%, for the year ended December, 31, 2022 compared to the same period in 2021, primarily due to (i) an increase in the number of paid members and reimbursement activity, which was the result of the normalization of business travel and higher rates of returning to office compared to the same period in 2021 and (ii) an increase in average fees per paid member due to an increase in the number of pay-per-use members, who have a higher average fee per member than our annual members, compared to the same period in 2021.
Cost of Revenue, Net and Gross Margin

	Year ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Cost of revenue, net	$62,669	$53,693	$8,976	17%
Gross margin	$106,826	$89,142	$17,684	20%
Gross margin %	63%	62%

Cost of revenue, net increased by $9.0 million, or 17%, for the year ended December 31, 2022 compared to the same period in 2021. Cost of revenue, net increased primarily due to the recognition of $18.4 million of stock-based compensation costs during the year ended December 31, 2022 as compared to $4.1 million during the year ended December 31, 2021, primarily related to the RSUs granted in September and November of 2021 to employees directly engaged in supporting our customers and providing maintenance of our platform. In addition to increased stock-based compensation, Cost of revenue, net increased due to a higher volume of payment processing fees directly related to an increase in reimbursement activity, increased efforts in support and implementation services and increased outsourcing activities related to maintaining the platform. These increases were partially offset by $13.7 million in IPO-related bonus costs impacting the year ended December 31, 2021. Furthermore, Consideration from a vendor, net, was $6.2 million for the year ended December 31, 2022 compared to $2.9 million for the year ended December, 31 2021. This increase in Consideration from a vendor, net was driven primarily by the increased adoption of and the resulting spend captured from members using the Expensify Card.
Gross margin increased slightly to 63% in 2022 compared to 62% in the same period in 2021. Although revenue increased by 19% for the same period, Cost of revenue, net also increased due to the factors described in the preceding paragraph.
Research and Development

	Year ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Research and development	$13,692	$10,988	$2,704	25%

Research and development expenses increased by $2.7 million, or 25%, for the year ended December 31, 2022 compared to the same period in 2021, due to the recognition of $7.9 million of stock-based compensation costs during the year ended December 31, 2022 as compared to $1.6 million during the year ended December 31, 2021, primarily related to the RSUs granted in September and November of 2021 to employees directly engaged in the planning and preliminary project stage and post-implementation stage of new products and features. Furthermore, Research and development expenses increased due to increased employee time spent in the planning and preliminary project stage and post-implementation stage of new products and features primarily due to an increase in employee focus on customer support and sales and marketing of recently developed products and services such as the Free Plan and our Expensify Card. These increases were partially offset by $8.5 million in IPO-related bonus costs impacting the year ended December 31, 2021.
General and Administrative

	Year ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
General and administrative	$58,490	$60,742	$(2,252)	(4)%

General and administrative expenses decreased $2.3 million, or 4%, for the year ended December 31, 2022 compared to the same period in 2021, primarily due to $21.2 million in IPO-related bonus costs impacting the year ended December 31, 2021. These decreases were partially offset by the recognition of $17.9 million of stock-based compensation costs during the year ended December 31, 2022 as compared to $7.4 million during the year ended December 31, 2021, primarily related to the RSUs granted in September and November of 2021 to employees directly engaged in general and administrative activities. The decrease was further offset by an increase of General and administrative expenses due to increases in employee time allocated to administrative functions, insurance costs and professional service costs incurred for accounting, auditing and legal services as a result of our continued requirements as a public company.
Sales and Marketing

	Year ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Sales and marketing	$49,876	$27,664	$22,212	80%

Sales and marketing expenses increased $22.2 million, or 80%, for the year ended December 31, 2022 compared to the same period in 2021, primarily due to an increase in advertising spend and marketing events to gain further brand awareness and increased employee focus on marketing initiatives related to our recently developed products and services, such as the Free Plan and our Expensify Card. Furthermore, sales and marketing expenses were higher due to the recognition of $8.2 million of stock-based compensation costs during the year ended December 31, 2022 as compared to $1.5 million during the year ended December 31, 2021, primarily related to the RSUs granted in September and November of 2021 to employees directly engaged in sales and marketing activities. These increases were partially offset by $5.0 million in IPO-related bonus costs impacting the year ended December 31, 2021.

Interest and Other Expenses, Net

	Year ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Interest and other expenses, net	$(5,411)	$(3,480)	$(1,931)	55%

Interest and other expenses, net increased by $1.9 million, or 55% for the year ended December 31, 2022 compared to the same period in 2021 primarily due to increased interest expense under the 2021 Amended Term Loan (as defined below) and revolving line of credit facility as a result of increases in CIBC's reference rate and increased foreign currency losses resulting from the strengthening U.S. dollar.
(Provision for) Benefit from Income Taxes

	Year ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
(Provision for) benefit from income taxes	$(6,366)	$174	$(6,540)	(3,759)%

We recorded a provision for income taxes of $6.4 million for the year ended December 31, 2022 compared to a $0.2 million benefit from income taxes for the year ended December 31, 2021. We follow the asset and liability method of accounting for income taxes, whereby we recognize deferred income taxes for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. During the years ended December 31, 2022 and 2021, we recorded an incremental valuation allowance of $2.8 million and $2.5 million, respectively. The provision for income taxes reflects taxable income earned and taxed in U.S. federal and state, and non-U.S. jurisdictions.
Our effective income tax rate was (30.8)% and 1.3%, for the years ended December 31, 2022 and 2021, respectively. The effective income tax rate differs from the statutory rate in 2022 primarily due to nondeductible stock-based compensation, the compensation limitations imposed by Internal Revenue Code ("IRC") Section 162(m), and the change in the valuation allowance. The effective income tax rate differs from the statutory rate in 2021 primarily due to the compensation limitations imposed by IRC Section 162(m), establishing the valuation allowance, and stock-based compensation.
Key Business Metrics and Non-GAAP Financial Measures
We supplement the reporting of our financial information determined under U.S. generally accepted accounting principles ("GAAP") with certain business metrics and non-GAAP financial measures which we regularly review to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. Accordingly, we believe that these key business metrics and non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. These key business metrics and non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for our financial information presented in accordance with GAAP and may be different from similarly titled metrics or measures presented by other companies.
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
The number of paid members on our platform grew each quarter through March 31, 2020, when the COVID-19 pandemic severely impacted the operations of our customers and SMBs broadly, and greatly reduced business travel, which has traditionally been a significant driver of expenses on our platform. While the full lasting impact of the COVID-19 pandemic on the global economy and SMBs in particular remains uncertain, we continue to see improvement.
The following table sets forth the average number of paid members for the quarters ended March 31, 2020 through December 31, 2022.

Quarter ended	Paid members (in thousands)
March 31, 2020	742
June 30, 2020	630
September 30, 2020	633
December 31, 2020	645
March 31, 2021	631
June 30, 2021	639
September 30, 2021	667
December 31, 2021	711
March 31, 2022	706
June 30, 2022	754
September 30, 2022	761
December 31, 2022	779

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
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net loss from operations excluding provision for income taxes, interest and other expenses, net, depreciation and amortization and stock-based compensation. We define adjusted EBITDA margin as adjusted EBITDA divided by total revenue for the same period. We are focused on profitable growth and we consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses that are not indicative of the core operating performance of our business.

	Year ended December 31,
	2022	2021	2020
	(in thousands, except percentages)
Adjusted EBITDA	$42,488	$9,519	$26,755
Adjusted EBITDA margin	25%	7%	30%

Non-GAAP Net Income and Non-GAAP Net Income Margin
We define non-GAAP net income as net loss from operations in accordance with GAAP excluding stock-based compensation and bonus costs related to our IPO, which we consider to be the discretionary cash bonuses paid to our employees during 2021. Refer to the subsection titled "Liquidity and Capital Resources”, for further detail over the discretionary cash bonuses paid to employees in 2021. We define non-GAAP net income margin as non-GAAP net income divided by total revenue for the same period. We are focused on profitable growth and we consider non-GAAP net income to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of stock-based compensation and the one-time IPO-related discretionary cash bonus costs. Both expenses are not considered indicative of the core operating performance of our business. IPO-related bonus costs impacted the second, third and fourth fiscal quarters of 2021, but have not impacted subsequent periods beginning with the first quarter of 2022.

	Year ended December 31,
	2022	2021	2020
	(in thousands, except percentages)
Non-GAAP net income	$25,323	$49,432	$16,127
Non-GAAP net income margin	15%	35%	18%

Reconciliations of Non-GAAP Financial Measures
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.

Adjusted EBITDA and Adjusted EBITDA Margin

	Year ended December 31,
	2022	2021	2020
	(in thousands, except percentages)
Net loss	$(27,009)	$(13,558)	$(1,710)
Net loss margin	(16)%	(9)%	(2)%
Add:
Provision for (benefit from) income taxes	6,366	(174)	4,662
Interest and other expenses, net	5,411	3,480	2,718
Depreciation and amortization	5,388	5,197	3,248
Stock-based compensation	52,332	14,574	17,837
Adjusted EBITDA	$42,488	$9,519	$26,755
Adjusted EBITDA margin	25%	7%	30%

Non-GAAP net income and non-GAAP net income margin

	Year ended December 31,
	2022	2021	2020
	(in thousands, except percentages)
Net loss	$(27,009)	$(13,558)	$(1,710)
Net loss margin	(16)%	(9)%	(2)%
Add:
Stock-based compensation	52,332	14,574	17,837
IPO-related bonus expense	—	48,416	—
Non-GAAP net income	$25,323	$49,432	$16,127
Non-GAAP net income margin	15%	35%	18%

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through our cash flow from operations, sales of our equity securities and borrowings under our credit facilities. In November 2021, upon completion of our IPO, we received aggregate net proceeds of approximately $57.5 million after deducting underwriting discounts and commissions of approximately $4.9 million and offering costs of approximately $8.0 million. As of December 31, 2022, we had $103.8 million in cash and cash equivalents. As of December 31, 2022, we had $67.3 million in outstanding indebtedness.
Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support growth in our business and our need to respond to business opportunities, challenges or unforeseen circumstances. We believe that our existing cash resources will be sufficient to finance our continued operations and growth strategy for the next 12 months and the foreseeable future.
CASH FLOWS

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$32,876	$5,486	$7,585
Net cash used in investing activities	(2,199)	(7,614)	(4,295)
Net cash (used in) provided by financing activities	(8,282)	80,565	8,787
Net increase in cash and cash equivalents and restricted cash	$22,395	$78,437	$12,077

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities was $32.9 million for the year ended December 31, 2022 as compared to $5.5 million for the same period in 2021. The increase was primarily due to an increase in revenue, a decrease in employee stock option exercise cash bonuses, and settlement liabilities, which represent increased expense reimbursement activity, offset by an increase in advertising spend and marketing events to gain further brand awareness, an increase in insurance and professional service costs incurred for accounting, auditing and legal services as a result of our continued requirements as a public company, higher volume of payment processing fees directly related to an increase in reimbursement activity, increased efforts in support and implementation services, increased outsourcing activities related to maintaining the platform, the timing of the payments for costs of our services and operating expenses and an increase in settlement assets, which represent increased expense reimbursement activity and increased Expensify Card receivables due to users adopting monthly settlement and the timing of settlement of accounts payable.
CASH FLOWS FROM INVESTING ACTIVITIES
During the year ended December 31, 2022, net cash used in investing activities was $2.2 million, primarily consisting of software development costs and the purchase of property and equipment related to multiple booth constructions for marketing conferences.
Net cash used in investing activities decreased for the year ended December 31, 2022 compared to the same period in 2021, primarily due to IPO bonuses that were capitalized as internally developed software costs of $1.5 million for the year ended December 31, 2021 and a decrease in purchases related to the build-out of offices in Portland and San Francisco.
CASH FLOWS FROM FINANCING ACTIVITIES
During the year ended December 31, 2022, net cash used in financing activities was $8.3 million, primarily consisting of payments for employee taxes withheld from stock-based awards and the repurchase and retirement of common stock partially offset by proceeds from common stock purchased under our 2021 Stock Purchase and Matching Plan and proceeds from the issuance of common stock on exercises of stock options.
Net cash used in financing activities increased for the year ended December 31, 2022 compared to the same period in 2021, primarily due to repurchases of early exercises of common stock and payments for employee taxes withheld from stock-based awards during the year ended December 31, 2022, and the proceeds received from our IPO and loan and security agreement with CIBC during the year ended December 31, 2021.
Share Repurchase Program

On May 10, 2022, the Executive Committee approved a share repurchase program with authorization to purchase up to $50.0 million of shares of Class A common stock ("2022 Share Repurchase Program"). The Company may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, in accordance with applicable securities laws and other restrictions. The actual timing, manner, price and total amount of future repurchases will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of loan agreements and other considerations. The 2022 Share Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and the program may be suspended or terminated at any time by the Company at any time at its discretion without prior notice.
CREDIT FACILITIES
Amortizing Term Mortgage
In August 2019, we entered into an $8.3 million amortizing term mortgage agreement with CIBC for our commercial building in Portland, Oregon. The agreement requires interest and principal payments to be made each month over a 30-year period. Interest accrues at a fixed rate of 5.00% per year until August 2024, at which point the interest rate changes to the Wall Street Journal Prime Rate less 0.25% for the remaining term of the mortgage. The borrowings are secured by the building. The outstanding balance of the amortizing term mortgage was $7.8 million as of December 31, 2022.
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
Under the 2021 Amended Term Loan, the initial term loan of $45.0 million is payable over a 60 month period with principal and accrued interest payments due each quarter thereafter, which commenced with the first payment due on September 30, 2021. Quarterly principal payments are fixed and escalate throughout the term. The amounts borrowed bear interest at the bank’s reference rate plus 2.25% (9.75% as of December 31, 2022) and continue on a quarterly basis through the maturity of the term loan. The borrowings are secured by substantially all our assets. The outstanding balances of the 2021 Amended Term Loan and revolving line of credit were $44.4 million and $15.0 million, respectively, as of December 31, 2022.
See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

Certain Covenants
We are subject to customary covenants under the 2021 Amended Term Loan, which unless waived by CIBC, restrict our and our subsidiaries' ability to, among other things incur additional indebtedness, create or incur liens, permit a change of control, merge or consolidate with other companies, sell or transfer assets, pay dividends or make distributions, make acquisitions, investments or loans, or payments and prepayments of subordinated indebtedness, subject to certain exceptions. We must also maintain certain financial covenants: a total EBITDA net leverage ratio, as defined in the loan and security agreement, tested each quarter, of not less than 5.00 to 1.00 from the quarters ending September 30, 2022 through and including June 30, 2023, not less than 4.00 to 1.00 from the quarters ending September 30, 2023 through and including June 30, 2024, and not less than 3.00 to 1.00 from the quarters ending September 30, 2024 and each quarter thereafter, and a fixed charge coverage ratio of not less than 1.10 to 1.00, tested on the last day of each calendar quarter.
If we fail to perform our obligations under these and other covenants, CIBC’s credit commitments could be terminated and any outstanding borrowings, together with accrued interest, under the credit or loan agreements could be declared immediately due and payable.
As of December 31, 2022, we were not in compliance with all of our debt covenants. Specifically, we were not in compliance with the covenant in our loan and security agreement with CIBC restricting the amount of repurchases of common stock, which includes RSU net share settlements; however, we obtained a waiver from CIBC for our non-compliance with this covenant. As of the date of this Annual Report on Form 10-K, we do not believe non-compliance with this covenant had a material impact on us or our operations. We expect to be in compliance with all debt covenants by the end of the fiscal quarter ended March 31, 2023.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2022:

	Payments due by period
	(in thousands)
	Less than 1 year	1-3 years	More than 3 years	Total
Principal payments on debt	$595	$59,467	$7,191	$67,253
Interest payments on debt	$4,920	$13,501	$352	$18,773
Finance lease commitments	$476	$—	$—	$476
Operating lease commitments	$332	$—	$—	$332
Total	$6,323	$72,968	$7,543	$86,834

Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms whereby we agree to indemnify customers, issuing banks, card networks, vendors and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit), or Consolidated Statements of Cash Flows.

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
EMPLOYEE AND EMPLOYEE-RELATED EXPENSES
Allocating our employee and employee-related expenses, which consist of contractor costs, employee salary and wages, stock-based compensation and travel and other employee-related costs, to their appropriate financial statement line items on the Consolidated Statements of Operations, requires us to make estimates and judgments as a result of our generalist model and organizational structure. We base our estimates for allocating employee and employee related expenses on our internal productivity and team management tools. Management reviews the estimates each reporting period to evaluate the amounts allocated to Cost of revenue, net, Research and development, General and administrative, and Sales and marketing on the Consolidated Statements of Operations.
REVENUE RECOGNITION
We generate revenue from subscription fees paid by our customers to access and use our hosted software services, as well as standard customer support. We adopted Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) as of January 1, 2019, utilizing the full retrospective method of transition.
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
We charge customers subscription fees for access to our platform based on the number of monthly members and level of service. The contractual price per member is based on either negotiated fees or rates published on our website. Our contracts with customers include two performance obligations: access to the hosted software service ("SaaS"), inclusive of all features available within the platform and related customer support. The SaaS and the support are accounted for as a combined performance obligation because they have the same pattern of transfer over the same period and, therefore, are delivered concurrently. We satisfy our performance obligation over time each month as it provides the SaaS and support services to customers and as such generally recognizes revenue monthly based on the number of monthly members and contractual rate per member.

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
Revenue is recognized net of applicable taxes imposed on the related transaction. We charge customers on a monthly basis, in arrears, with typical payment terms being 30 days. A contract asset is the right to consideration for transferred goods or services and arises when the amount of revenue recognized exceeds amounts billed to a customer. As a result of a price increase in 2020 that was applicable to certain annual contracts and billed incrementally by us over a twelve month period, we recorded revenue for such contracts on a straight line basis over the twelve month period affected by the price increase. This resulted in contract assets that consist of unbilled receivables for revenue recognized in excess of billings. The contract asset decreases as the price increase is applied to the amounts billed to customers, over the twelve month period. We recorded an immaterial amount of contract assets for unbilled receivables within Other current assets on our Consolidated Balance Sheets as of December 31, 2021. There were no contract assets as of December 31, 2022. Since our performance obligation is satisfied monthly, at any reporting period, we have no unsatisfied, or partially unsatisfied, performance obligations.
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
STOCK-BASED COMPENSATION
We account for stock-based compensation under the fair value recognition and measurement provisions of GAAP. Those provisions require all stock-based awards granted to employees, including stock options and RSUs, to be measured based on fair value at the date of grant, with the resulting expense generally recognized in the Consolidated Statements of Operations over the period during which the employee is required to perform service in exchange for the award.
We utilize the Black-Scholes option pricing model to determine the estimated fair value of stock options.
The Black-Scholes option pricing model requires management to make a number of assumptions, including the fair value and expected volatility of our underlying common stock, expected life of the award, risk-free interest rate and expected dividend yield. Prior to the IPO, the fair value of common stock was determined by the Board of Directors based on a number of factors, including independent third-party valuations of our common stock, which considered estimates of our future performance and valuations of comparable companies. We also considered prices at which others have purchased our stock, and the likelihood and timing of achieving a liquidity event. When awards were granted or revalued between the dates of valuation reports, we considered the change in common stock fair value and the amount of time that lapsed between the two reports to determine whether to use the latest common stock valuation or an interpolation between two valuation dates for purposes of valuing stock-based awards. Subsequent to the completion of the IPO, the fair value of our underlying common stock is determined by the closing price, on the date of grant, of our Class A common stock, which is traded on the Nasdaq Global Select Market.
All RSUs granted to employees before the effectiveness of the IPO Registration Statement were measured based on the fair value of the underlying common stock on the grant date, which was consistent with the factors described within the Black-Scholes option pricing model. All RSUs granted to employees after the effectiveness of the IPO Registration Statement are measured based on the fair value of the underlying common stock on the grant date, which is determined by the closing price, on the date of the grant, of our Class A common stock, which is traded on the Nasdaq Global Select Market.

Refer to Note 9 to our consolidated financial statements in this Annual Report on Form 10-K for further detail over stock-based compensation and our stock incentive plans.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K for recently adopted accounting pronouncements.
Emerging Growth Company Status
Upon the completion of our IPO, we elected to be an emerging growth company ("EGC"), as defined in the Jumpstart Our Business Startups Act of 2012, which, among other things, allowed us to take advantage of reduced disclosure requirements and an extended transition period for the implementation of new or revised accounting pronouncements.
Effective December 31, 2022, based on the market value of our common stock held by non-affiliates as of June 30, 2022, we were deemed to be a large accelerated filer and no longer qualified as an EGC. As a result, we must now comply with all financial disclosure and governance requirements applicable to large accelerated filers. The effect of the loss of EGC status and the impact on the adoption of new accounting pronouncements is discussed further in Note 2 to our consolidated financial statements in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
FOREIGN CURRENCY EXCHANGE RISK
We report our results in U.S. dollars, which is our reporting currency. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the British pound and the Australian dollar. Foreign currency assets and liabilities are remeasured into the U.S. dollar at end-of-period exchange rates except for prepaid expenses, property and equipment and related depreciation and amortization and lease right-of-use assets and related amortization, which are remeasured at historical exchange rates. Revenues and expenses are remeasured at average exchange rates in effect during each period. Gains or losses from foreign currency transactions are included in the Consolidated Statements of Operations.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Expensify, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Expensify, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended in December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 8, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Employee and Employee-Related Expenses

Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company estimates the allocation of employee and employee-related expenses to the cost of revenue, net, research and development, general and administrative, and sales and marketing financial statement line items on the consolidated statement of income as a result of their generalist model and organizational structure. This allocation requires estimation and judgments by management based on internal productivity and team management tools.

Auditing the Company’s allocation of employee and employee-related expenses was challenging because it involved the application of subjective management judgments to the productivity and team management data and related allocation output and involved a high degree of subjective auditor judgment due to the nature of audit evidence obtained.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s employee and employee-related expense allocation process. This included, among others, controls over the data used in the allocation process, management’s review of the allocation output, and the allocation of costs to the related financial statement line items.

Our audit procedures included, among others, obtaining an understanding of management’s process and methodology, testing the completeness and accuracy of the internal productivity and team management data, and evaluating management judgments applied to the data for consistency with prior periods and the Company’s methodology. For a selection of employees we validated the employee’s team assignments and productivity metrics and independently evaluated management’s judgments and allocation output by inspecting documentation of the basis for management judgments and the allocation output. We also interviewed a selection of employees to obtain an understanding of their team assignments and responsibilities as well as members of management responsible for reviewing the productivity and team management data and related allocation output for a selection of employees to evaluate the documentation provided to support the allocation output. In addition, we performed analytical procedures to assess trends in allocations over time for a selection of employees and in aggregate for all employees and evaluated any significant deviations from expectations. Further, we recalculated the allocation of costs to the financial statement line items using the underlying data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.
San Francisco, California
March 8, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Expensify, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Expensify, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Expensify, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated March 8, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Francisco, California
March 8, 2023

Expensify, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31,
	2022	2021
Assets
Cash and cash equivalents	$103,787	$98,398
Accounts receivable, net	16,448	15,713
Settlement assets, net	35,838	21,880
Prepaid expenses	8,825	7,436
Related party loan receivable	—	14
Other current assets	22,217	14,201
Total current assets	187,115	157,642
Capitalized software, net	6,881	6,359
Property and equipment, net	14,492	15,930
Lease right-of-use assets	745	2,202
Deferred tax assets, net	344	370
Other assets	664	710
Total assets	$210,241	$183,213
Liabilities and stockholders' equity
Accounts payable	$1,059	$3,752
Accrued expenses and other liabilities	9,070	11,046
Borrowings under line of credit	15,000	15,000
Current portion of long-term debt, net of original issue discount and debt issuance costs	551	549
Lease liabilities, current	800	1,549
Settlement liabilities	33,882	21,680
Total current liabilities	60,362	53,576
Lease liabilities, non-current	—	802
Other liabilities	1,204	153
Long-term debt, net of original issue discount and debt issuance costs	51,434	52,067
Total liabilities	113,000	106,598
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, par value $0.0001; 10,000,000 shares of preferred stock authorized as of December 31, 2022 and 2021, respectively; no shares of preferred stock issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, par value $0.0001; 1,000,000,000 shares of Class A common stock authorized as of December 31, 2022 and 2021; 68,238,245 and 67,844,060 shares of Class A common stock issued and outstanding as of December 31, 2022 and 2021, respectively; 24,997,561 and 25,000,000 shares of LT10 common stock authorized as of December 31, 2022 and 2021, respectively; 7,336,191 and 7,332,640 shares of LT10 common stock issued and outstanding as of December 31, 2022 and 2021, respectively; 24,999,020 and 25,000,000 shares of LT50 common stock authorized as of December 31, 2022 and 2021, respectively; 6,854,931 and 6,224,160 shares of LT50 common stock issued and outstanding as of December 31, 2022 and 2021, respectively
	7	6
Additional paid-in capital	194,807	142,515
Accumulated deficit	(97,573)	(65,906)
Total stockholders' equity	97,241	76,615
Total liabilities and stockholders' equity	$210,241	$183,213

93
The accompanying notes are an integral part of these consolidated financial statements.

Expensify, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year ended December 31,
	2022	2021	2020
Revenue	$169,495	$142,835	$88,072
Cost of revenue, net	62,669	53,693	32,414
Gross margin	106,826	89,142	55,658
Operating expenses:
Research and development	13,692	10,988	6,728
General and administrative	58,490	60,742	33,372
Sales and marketing	49,876	27,664	9,888
Total operating expenses	122,058	99,394	49,988
(Loss) income from operations	(15,232)	(10,252)	5,670
Interest and other expenses, net	(5,411)	(3,480)	(2,718)
(Loss) income before income taxes	(20,643)	(13,732)	2,952
(Provision for) benefit from income taxes	(6,366)	174	(4,662)
Net loss attributable to Class A, LT10 and LT50 common stockholders	$(27,009)	$(13,558)	$(1,710)

Net loss per share attributable to Class A, LT10 and LT50 common stockholders:
Basic	$(0.33)	$(0.36)	$(0.06)
Diluted	$(0.33)	$(0.36)	$(0.06)
Weighted-average shares of common stock used to compute net loss per share attributable to Class A, LT10 and LT50 common stockholders:
Basic	80,786,725	38,039,222	27,424,480
Diluted	80,786,725	38,039,222	27,424,480

94
The accompanying notes are an integral part of these consolidated financial statements.

Expensify, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	4,203,139	$45,105	26,589,930	$—	$2,174	$(50,638)	$(48,464)
Issuance of common stock upon exercise of stock options	—	—	2,777,010	—	1,301	—	1,301
Stock-based compensation	—	—	—	—	17,837	—	17,837
Net loss	—	—	—	—	—	(1,710)	(1,710)
Balance at December 31, 2020	4,203,139	$45,105	29,366,940	$—	$21,312	$(52,348)	$(31,036)
Conversion of convertible preferred stock to common stock	(4,203,139)	(45,105)	42,031,390	5	45,100	—	45,105
Issuance of common stock upon exercise of warrants	—	—	428,067	—	—	—	—
Issuance of common stock upon initial public offering	—	—	2,608,696	—	57,458	—	57,458
Issuance of common stock upon exercise of stock options	—	—	6,965,767	1	3,504	—	3,505
Vesting of early exercised stock options	—	—	—	—	567	—	567
Stock-based compensation	—	—	—	—	14,574	—	14,574
Net loss	—	—	—	—	—	(13,558)	(13,558)
Balance at December 31, 2021	—	$—	81,400,860	$6	$142,515	$(65,906)	$76,615
Issuance of common stock upon exercise of stock options	—	—	478,547	—	711	—	711
Vesting of early exercised stock options	—	—	—	—	1,242	—	1,242
Issuance of restricted stock units	—	—	14,719	—	106	—	106
Repurchases of early exercised stock options	—	—	(17,079)	—	(25)	—	(25)
Issuance of common stock under Matching Plan	—	—	294,397	—	3,672	—	3,672
Issuance of common stock in connection with restricted stock units vesting	—	—	1,268,026	1	(1)	—	—

95
The accompanying notes are an integral part of these consolidated financial statements.

Shares withheld from common stock issued to pay employee payroll taxes	—	—	(411,023)	—	(6,160)	—	(6,160)
Repurchase and retirement of common stock	—	—	(599,080)	—	(1,342)	(4,658)	(6,000)
Stock-based compensation	—	—	—	—	54,089	—	54,089
Net loss	—	—	—	—	—	(27,009)	(27,009)
Balance at December 31, 2022	—	$—	82,429,367	$7	$194,807	$(97,573)	$97,241

96
The accompanying notes are an integral part of these consolidated financial statements.

Expensify, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(27,009)	$(13,558)	$(1,710)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	5,388	5,197	3,248
Reduction of operating lease right-of-use assets	666	741	1,311
Loss on impairment, receivables and sale or disposal of equipment	881	319	162
Stock-based compensation	52,332	14,574	17,837
Amortization of original issue discount and debt issuance costs	42	32	32
Deferred tax assets	26	48	2,437
Deferred tax liabilities	—	(916)	916
Changes in assets and liabilities:
Accounts receivable, net	(1,341)	(6,006)	(2,170)
Settlement assets, net	(7,796)	173	2,878
Prepaid expenses	(1,389)	(6,509)	270
Related party loan receivable	14	586	—
Other current assets	2,875	(4,100)	(1,393)
Other assets	(81)	124	(248)
Accounts payable	(2,693)	1,424	(714)
Accrued expenses and other liabilities	(1,537)	7,511	1,774
Operating lease liabilities	(758)	(801)	(1,374)
Settlement liabilities	12,202	7,372	(16,548)
Other liabilities	1,054	(725)	877
Net cash provided by operating activities	32,876	5,486	7,585
Cash flows from investing activities:
Purchase of property and equipment	(585)	(2,706)	(2,488)
Proceeds from sale or disposal of property and equipment	5	—	2
Software development costs	(1,619)	(4,908)	(1,809)
Net cash used in investing activities	(2,199)	(7,614)	(4,295)
Cash flows from financing activities:
Principal payments of finance leases	(793)	(774)	(808)
Principal payments of term loan	(595)	(25,191)	(319)
Proceeds from term loan	—	45,000	—
Principal payments of line of credit	—	—	(1,000)
Proceeds from line of credit	—	—	9,613
Vesting of restricted common stock	—	567	—
Proceeds from initial public offering, net of underwriters' discounts, commissions and offering costs	—	57,458	—
Repurchases of early exercises of common stock	(25)	—	—
Proceeds from common stock purchased under Matching Plan	3,672	—	—
Proceeds from issuance of common stock on exercise of stock options	795	3,505	1,301
Payments for employee taxes withheld from stock-based awards	(5,336)	—	—
Repurchase and retirement of common stock	(6,000)	—	—

97
The accompanying notes are an integral part of these consolidated financial statements.

Net cash (used in) provided by financing activities	(8,282)	80,565	8,787
Net increase in cash and cash equivalents and restricted cash	22,395	78,437	12,077
Cash and cash equivalents and restricted cash, beginning of period	125,315	46,878	34,801
Cash and cash equivalents and restricted cash, end of period	$147,710	$125,315	$46,878
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,912	$3,082	$2,929
Cash paid for income taxes	$975	$6,922	$150
Noncash investing and financing items:
Right-of-use assets acquired with lease liabilities	$—	$—	$1,260
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$103,787	$98,398	$34,401
Restricted cash included in other current assets	19,542	8,651	1,955
Restricted cash included in other assets	—	47	48
Restricted cash included in settlement assets, net	24,381	18,219	10,474
Total cash and cash equivalents and restricted cash	$147,710	$125,315	$46,878

98
The accompanying notes are an integral part of these consolidated financial statements.

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
Expensify also offers an Expensify charge card ("Expensify Card"), which is primarily distributed to corporate customers in the United States ("U.S.") that subsequently distribute the card to their employees for business use. The Expensify Card allows customers to have real-time control over their employees' spending and compliance with spending limits in addition to eReceipt reporting on purchases.
Information regarding the subsidiaries of Expensify is as follows:
•Expensify established a wholly-owned subsidiary in the United Kingdom ("UK"), Expensify LTD., in 2015 that primarily serves to promote and market Expensify's services to customers and potential customers of Expensify in the UK.
•Expensify established a wholly-owned subsidiary in Australia, Expensify Australia PTY LTD., in 2017 that primarily serves to promote and market Expensify's services to customers and potential customers of Expensify in Australia.
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

Expensify, Inc.
Notes to Consolidated Financial Statements

Initial Public Offering
The Company’s registration statement on Form S-1 (the "IPO Registration Statement") related to its initial public offering ("IPO") was declared effective on November 9, 2021 and the Company’s Class A common stock began trading on the Nasdaq Global Select Market on November 10, 2021. On November 15, 2021, the Company closed its IPO of 11,190,392 shares of the Company's Class A common stock at $0.0001 par value per share (the "Class A common stock"), in which the Company sold 2,608,696 shares of Class A common stock, and the selling stockholders sold 8,581,696 shares of Class A common stock at an IPO price of $27.00 per share. This total sale of 11,190,392 shares of Class A common stock in the IPO includes the full exercise of the underwriters’ option to purchase an additional 1,459,616 shares of Class A common stock from certain selling stockholders at an IPO price of $27.00 per share. The Company did not receive any proceeds from the sale of shares of Class A Common Stock in the offering by the selling stockholders. The Company received aggregate net proceeds of approximately $57.5 million after deducting underwriting discounts and commissions of approximately $4.9 million and offering costs of approximately $8.0 million.
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
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Expensify and its wholly-owned subsidiaries (the "Company") and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). All intercompany transactions and balances have been eliminated in consolidation.
Stock Split
On October 27, 2021, the Company effected a ten-for-one stock split of its common stock. All share and per share information has been retroactively adjusted to reflect the stock split for all periods presented.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during

Expensify, Inc.
Notes to Consolidated Financial Statements

the reporting period. Estimates and judgments are based on historical experience, forecasted events and various other assumptions that the Company believes to be reasonable under the circumstances. Estimates and judgments may differ under different assumptions or conditions. Estimates and judgments are evaluated on an ongoing basis. Actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.
Significant estimates and assumptions by management affect the Company’s revenues, classification of employee and employee-related expenses, the useful lives and recoverability of long-lived assets, income taxes, capitalization of internal-use software costs, and stock-based compensation.
Foreign Currency
The Company uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into the U.S. dollar at the end-of-period exchange rates except for prepaid expenses, property and equipment and related depreciation and amortization, and lease right-of-use assets and related amortization, which are remeasured at the historical exchange rates. Revenues and expenses are remeasured at average exchange rates in effect during each period. Gains or losses from foreign currency transactions are included in the Consolidated Statements of Operations within Interest and other expenses, net.
Cash and Cash Equivalents
Cash consists of funds deposited with banks. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The recorded carrying amount of cash equivalents, which is cost plus accrued interest, if any, approximates fair value. As of December 31, 2022 and 2021, the Company had no cash equivalents.
Restricted Cash
Restricted cash includes cash in transit for funds held for customers to the Company's Payment Processor, Expensify Card collateral for funds held for customers, and cash held by Expensify.org for social justice and equity efforts of Expensify.org. Refer to Note 6 for the breakout of these amounts within Other current assets as of December 31, 2022 and 2021.
Restricted cash also includes amounts included within Settlement assets, net for funds held for customers that are deposited into a commercial bank account held by the Company for the benefit of the customers until remitted to the customer's members. Refer to the Settlement assets and liabilities policy note below for further detail.
Accounts Receivable and Allowance for Expected Credit Losses
Accounts receivable are recorded at the invoiced amount, net of an allowance for expected credit losses. The allowance for expected credit losses is based on the Company’s assessment of the collectability of the accounts receivable. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. The Company recorded an immaterial allowance for expected credit losses as of December 31, 2022 and 2021.

Expensify, Inc.
Notes to Consolidated Financial Statements

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with federally insured commercial banks in the United States that may at times exceed federally insured limits. Management believes that these financial institutions are financially sound, and the Company has not experienced material losses to date. The Company generally does not require collateral or other security in support of accounts receivable except for the restricted cash accounts discussed in the Restricted cash policy note above. No customer represented 10% or more of revenue during the years ended December 31, 2022, 2021, and 2020. In addition, there were no customers representing 10% or more of accounts receivable as of December 31, 2022 and 2021.
Settlement Assets and Liabilities and Allowance for Expected Credit Losses
Upon an approved request for expense reimbursement from customers, the Company initiates a transaction facilitated by a third-party vendor to collect funds from customers that are deposited into a commercial bank account held by the Company for the benefit of the customers until remitted to the customer’s members after a clearing period of three business days, including the day of the transaction. The Company records a settlement receivable upon approval of the expense reimbursement until funds are cleared in the Company’s commercial bank account. A corresponding liability is recorded upon approval of the expense reimbursement until funds are remitted from the Company’s commercial bank account to the customer’s members.
For customer transactions incurred through the Expensify Card the Company initiates a transaction facilitated by a third-party vendor to collect funds from customers that are deposited into a commercial bank account held by the Company until remitted to the issuing bank the next business day. The majority of customers settle Expensify Card transactions on a daily basis while certain customers settle Expensify Card transactions on a monthly basis. The company records a settlement receivable for Expensify Card transactions until funds are cleared in the Company’s commercial bank account. A corresponding liability is recorded until funds are remitted from the Company’s commercial bank account to the issuing bank.
Settlement receivables are recorded net of an allowance for expected credit losses. The allowance for expected credit losses is based on the Company’s assessment of the collectability of the settlement receivables. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer settlement terms. The Company recorded an immaterial allowance for expected credit losses as of December 31, 2022 and 2021.
Leases
The Company determines if an arrangement is or contains a lease at inception by evaluating whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. The Company determines the classification of the lease, whether operating or financing, at the lease commencement date, which is the date the leased assets are made available for use.
Operating and finance leases are included in lease right-of-use ("ROU") assets and lease liabilities in the Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. The Company uses rates implicit in the lease, or if not readily available, its incremental borrowing rate, to calculate its ROU assets and liabilities. The operating and finance lease ROU assets also include any lease payments made before commencement and exclude lease incentives.

Expensify, Inc.
Notes to Consolidated Financial Statements

The Company’s lease terms may include options to extend or terminate the lease, and the Company includes those options in the lease terms when it is reasonably certain it will exercise them. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Lease expense for finance lease payments is recognized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. The Company made the policy election to account for short-term leases by recognizing the lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term rather than recognizing these leases on the Company’s Consolidated Balance Sheets. Variable lease payments are recognized in the Consolidated Statements of Operations in the period in which the obligation for those payments is incurred. The Company has real estate and data center equipment lease agreements with lease and non-lease components for which the Company has made the accounting policy election to account for these agreements as a single lease component. Modifications are assessed to determine whether incremental differences result in new contract terms to accounted for as a new lease or whether the additional right-of-use should be included in the original lease and continue to be accounted with the remaining ROU asset.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, typically three years for computer equipment, five years for furniture and fixtures and thirty years for buildings. Land has an indefinite useful life and is not depreciated. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposal, the cost and related accumulated depreciation and amortization are removed from the Consolidated Balance Sheets and the resulting gain or loss is reflected in the Consolidated Statements of Operations. Gains or losses from disposition of property and equipment for the years ended December 31, 2022, 2021, and 2020 have been immaterial.
Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No depreciation is recorded for construction in progress until the relevant assets are completed and put into use. Construction in progress as of December 31, 2022 and 2021 represents leasehold improvements under installation.
Capitalized Software Development Costs
The Company capitalizes internal and external costs directly related to obtaining or developing internal-use software during the application development stage of the projects. Additionally, the Company capitalizes qualifying costs incurred for upgrades and enhancements that result in additional functionality to existing software. Maintenance activities or minor upgrades are expensed in the period performed. The Company's internal-use software is reported at cost less accumulated amortization. Amortization begins once the project is ready for its intended use, which is usually when the software code goes into production. The Company amortizes the asset on a straight-line basis over a period of three years, which is the estimated useful life. During the years ended December 31, 2022, 2021, and 2020, the Company capitalized $3.4 million, $4.9 million and $1.8 million, respectively, in software development costs.
Long-Lived Assets
Long-lived assets, primarily capitalized software development costs, property and equipment and lease right-of-use assets, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When indications of impairment are present and the estimated undiscounted future cash flows from the use of the asset are less than the asset's carrying value, the related asset will be written down to fair value. Any impairment losses are included in the same financial statement caption as the related depreciation and amortization for the

Expensify, Inc.
Notes to Consolidated Financial Statements

respective asset class on the Consolidated Statements of Operations. Impairment losses on long-lived assets were immaterial for each of the years ended December 31, 2022, 2021, and 2020.
Deferred Offering Costs
Deferred offering costs consist primarily of accounting, legal and other fees related to the IPO. Upon completion of the IPO, deferred offering costs of $8.0 million were reclassified to stockholders’ equity and recorded net against the IPO proceeds. The Company had no capitalized deferred offering costs as of December 31, 2022 and 2021.
Revenue Recognition
The Company generates revenue from subscription fees paid by its customers to access and use the Company’s hosted software services, as well as standard customer support. The Company adopted Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) as of January 1, 2019, utilizing the full retrospective method of transition.
Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services.
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
The Company charges its customers subscription fees for access to its platform based on the number of monthly members and level of service. The contractual price per member is based on either negotiated fees or rates published on the Company’s website. The Company’s contracts with customers include two performance obligations: access to the hosted software service ("SaaS"), inclusive of all features available within the platform, and related customer support. The SaaS and the support are accounted for as a combined performance obligation because they have the same pattern of transfer over the same period and, therefore, are delivered concurrently. The Company satisfies its performance obligation over time each month as it provides the SaaS and support services to customers and, as such, generally recognizes revenue monthly based on the number of monthly members and contractual rate per member.
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
A contract asset is the right to consideration for transferred goods or services and arises when the amount of revenue recognized exceeds amounts billed to a customer. As a result of a price increase in 2020 that was applicable to certain annual contracts and billed incrementally by the Company over a twelve month period, the Company recorded revenue for such contracts on a straight line basis over the twelve month period affected by the price increase. This resulted in contract assets that consisted of unbilled receivables for revenue recognized in excess of billings. The contract assets decreased as

Expensify, Inc.
Notes to Consolidated Financial Statements

the price increase was applied to the amounts billed to customers, over the twelve month period. The Company recorded an immaterial amount of contract assets for unbilled receivables within Other current assets on the Company’s Consolidated Balance Sheets as of December 31, 2021. There were no contract assets as of December 31, 2022. Since the Company's performance obligation is satisfied monthly, at any reporting period, the Company has no unsatisfied, or partially unsatisfied, performance obligations.
Cashback Rewards
In August 2021, the Company began offering a cashback rewards program to all customers based on volume of Expensify card transactions and SaaS subscription tier. Cashback rewards are earned on a monthly basis are paid out the following month. The Company considers their cashback payments to customers as consideration payable to a customer under the scope of Accounting Standards Codification ("ASC") 606 and it is recorded as contra revenue within Revenue on the Consolidated Statements of Operations. The Company records a cashback rewards liability that represents the consideration payable to customers for earned cashback rewards. The cashback rewards liability is impacted over time by customers meeting eligibility requirements in conjunction with the SaaS subscription tier of the customer and the timing of payments to customers. The accrued cashback rewards liability was $0.2 million and $0.2 million as of December 31, 2022 and 2021, respectively, and is recorded within Accrued expenses and other liabilities on the Consolidated Balance Sheets. The cashback rewards cost was $2.8 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively.
Stock-Based Compensation
The Company accounts for stock-based compensation under the fair value recognition and measurement provisions of GAAP. Those provisions require all stock-based awards granted to employees, including stock options and restricted stock units, to be measured based on fair value at the date of grant, with the resulting expense generally recognized in the Consolidated Statements of Operations over the period during which the employee is required to perform service in exchange for the award.
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
The Company granted employees, consultants and directors (collectively, "Service Providers") restricted stock units ("RSUs") that settle in shares of Class A and LT50 common stock, effective immediately prior to the effectiveness of the IPO Registration Statement. All RSUs granted to Service Providers after the effectiveness of the IPO Registration Statement have a service condition only and

Expensify, Inc.
Notes to Consolidated Financial Statements

are recognized on a straight-line basis over the requisite service period of the award, which is generally the RSU vesting term of eight years. The Company measures these RSUs granted based on the fair value of the underlying common stock on the grant date, which is determined by the closing price, on the date of the grant, of its Class A common stock, which is traded on the Nasdaq Global Select Market.
All RSUs granted to Service Providers before the effectiveness of the IPO Registration Statement were considered RSUs with both a service and performance condition for accounting purposes. The Company measures these RSUs based on the fair value of the underlying common stock on the grant date, which was consistent with the factors described within the Black-Scholes option pricing model. Once the performance condition was satisfied for these RSUs on November 9, 2021, the Company recognized a cumulative one-time stock-based compensation expense for the service period satisfied prior to this date. All remaining stock-based compensation for these awards will be recognized over the remaining service period using the accelerated graded method. The service period of these awards is the RSU vesting term of eight years.
The Company granted RSUs in November 2021 to its Non-Employee Directors, which is comprised solely of the Company's Audit Committee members, in connection with each member's initial appointment to the Board of directors and consummation of the IPO. All RSUs granted to Non-Employee Directors settle in shares of Class A common stock and are recognized on a straight-line basis over the requisite service period of the award, which is generally the initial RSU grant vesting term of three years. Subsequent to the initial RSUs granted, the Company will grant RSUs to Non-Employee Directors on an annual basis at each annual stockholders' meeting that will vest upon the earlier of the satisfaction of a service condition or a performance condition, which is considered a change in control event. These annual RSU grants will be recognized on a straight-line basis over the requisite service period of the award, which is one year. Furthermore, RSUs will be granted to Non-Employee Directors on a quarterly basis as a retainer for their services, which vest only upon the satisfaction of a service condition. These annual RSU grants will be recognized on a straight-line basis over the requisite service period of the award, which is three months. The Company measures all RSUs granted to Non-Employee Directors based on the fair value of the underlying common stock on the grant date, which is determined by the closing price, on the date of the grant, of its Class A common stock, which is traded on the Nasdaq Global Select Market. With the exception of the RSUs granted to Non-Employee Directors in November 2021, there were no other RSUs granted to Non-Employee Directors during the years ended December 31, 2022 and 2021.
Forfeitures are recorded as they occur for all RSUs. Refer to Note 9 for further detail over stock-based compensation and the stock incentive plans of the Company.
Employee Stock Option Exercise Cash Bonus
In June 2021 for the Company's named executive officers and in July 2021 for all other employees, the Company determined it would pay a cash bonus to each of its employees in a value that approximated the cost of each employee exercising 45% of their total stock options issued, limited by the total stock options outstanding as of June 15, 2021, including the tax withholding applicable to each employee. The Company included both vested and unvested stock options outstanding and held by each existing employee as of June 15, 2021 in determining the cash bonus paid to each employee.
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

Expensify, Inc.
Notes to Consolidated Financial Statements

June 15, 2021 and the exercise price of the same options applicable to each employee. No employee was obligated to use the cash bonus to exercise their outstanding stock options.
During the years ended December 31, 2022 and 2020, the Company recorded no bonus expenses related to the employee stock option exercise cash bonus and no bonus expenses related to the employee stock option exercise cash bonus for the Company's named executive officers. During the year ended December 31, 2021, the Company recorded bonus expenses related to the employee stock option exercise cash bonus of $48.4 million. All bonuses were fully paid to employees during the year ended December 31, 2021. Of the total bonus expenses related to the employee stock option exercise cash bonus during the year ended December 31, 2021, the bonus expense for the Company's named executive officers was $7.9 million.
Employee stock option exercise cash bonus is included in the following components of expenses on the accompanying Consolidated Statements of Operations (in thousands):

Year ended December 31,
2021
Cost of revenue, net	$13,708
Research and development	8,550
General and administrative	21,174
Sales and marketing	4,984
Total	$48,416

Employee cash bonuses capitalized as internally developed software costs were $1.5 million for the year ended December 31, 2021.
Employee and Employee-Related Expenses
Allocating employee and employee-related expenses, which consist of contractor costs, employee salary and wages, stock-based compensation and travel and other employee-related costs, to their appropriate financial statement line items on the Consolidated Statements of Operations, requires the Company to make estimates and judgments as a result of a generalist model and organizational structure. The Company bases the estimates for allocating employee and employee related expenses on internal productivity and team management tools. Management reviews the estimates each reporting period to evaluate the amounts allocated to Cost of revenue, net, Research and development, General and administrative, and Sales and marketing on the Consolidated Statements of Operations.
Cost of Revenue, Net
Cost of revenue, net primarily consists of expenses related to hosting the Company’s service, including the costs of data center capacity, credit card processing fees, third-party software license fees, outsourcing costs to support customer service and outsourcing costs to support and process our patented scanning technology SmartScan, net of consideration from a vendor for monetizing Expensify Card activities. This consideration, net of credit card processing fees paid to the vendor, is included as a reduction to cost of revenue of $6.2 million, $2.9 million, and $1.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. Additional costs include amortization expense on capitalized software development costs and personnel-related expenses, including stock-based compensation, cash bonuses and employee costs attributable to supporting our customers and maintenance of our platform.
Research and Development
Research and development expenses consist primarily of personnel-related expenses, including stock-based compensation, incurred in the planning and preliminary project stage and post-implementation

Expensify, Inc.
Notes to Consolidated Financial Statements

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
Sales and Marketing
Sales and marketing primarily consist of personnel-related expenses, including stock-based compensation, advertising expenses, branding and public relations expenses and referral fees for strategic partners and other benefits that the Company provides to its referral and affiliate partners. The Company expenses the costs of sales and marketing, including promotional expenses, as incurred. Advertising costs were $30.9 million, $15.6 million, and $3.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Income Taxes
The Company is subject to income taxes in the U.S. and several foreign jurisdictions. The Company records a (provision for) benefit from income taxes utilizing the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities, as well as net operating losses ("NOL") and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized.
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
In January 2018, the Financial Accounting Standards Board ("FASB") released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Cuts and Jobs Act ("TCJA"). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. The Company has elected to treat any potential GILTI inclusions as a period cost.
The Company's provision for income taxes does not include provisions for foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign subsidiaries that the Company intends to reinvest indefinitely in its foreign subsidiaries.

Expensify, Inc.
Notes to Consolidated Financial Statements

On December 27, 2020, the U.S. president signed into law the Consolidated Appropriations Act of 2021, which includes further COVID-19 economic relief and extension of certain expiring tax provisions. The relief package had no material impact to the Company’s tax positions.
On August 16, 2022, the U.S president signed into law the Inflation Reduction Act of 2022 ("IRA"). The IRA established a corporate alternative minimum tax for certain corporations and a share repurchase excise tax. These changes are effective for tax years beginning after December 31, 2022. As of December 31, 2022, the Company has determined that neither the IRA nor changes to income tax laws or regulations in other jurisdictions are expected to have a significant impact on income tax expense. Refer to Note 10 for further discussion.
Net Loss Per Share Attributable to Common Stockholders
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
Share Repurchases
When common stock is repurchased for retirement, the Company's policy is to allocate the excess of the repurchase price over the par value of shares acquired to both accumulated deficit and additional paid in capital. The Company estimates the additional paid in capital carrying value per common stock by dividing the additional paid in capital balance from our most recent quarterly financial statements preceding the repurchase by the number of common shares issued and outstanding from our most recent quarterly financial statements preceding the retirement date. The calculated additional paid in capital carrying value per share is then applied to the number of shares to be retired to determine the portion to be allocated to additional paid in capital.
Segment Reporting
The Company operates as one reportable segment because its chief operating decision maker, a committee that consists of the chief executive officer, the chief financial officer, and the chief operating officer, reviews the Company’s financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. Substantially all long-lived assets are located in the United States.

Expensify, Inc.
Notes to Consolidated Financial Statements

The table below provides the Company’s total revenue by geographic area (in thousands). No other individual country outside of the United States accounted for more than 10% of total revenue.

	Year ended December 31,
	2022	2021	2020
Revenue by Customers' Geographic Locations
United States	$154,785	$127,652	$79,108
All other locations	14,710	15,183	8,964
Total revenue	$169,495	$142,835	$88,072

Emerging Growth Company Status
Based on the closing share price and market value of the Company's common stock held by non-affiliates as of June 30, 2022, the Company was deemed to be a large-accelerated filer effective December 31, 2022. As a result, on December 31, 2022, the Company no longer qualified as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act (“JOBS Act”). The previous EGC status allowed the Company an extended transition period to adopt new or revised accounting pronouncements until such pronouncements were applicable to private companies. The effect of the loss of EGC status and impact on the adoption of new accounting pronouncements is discussed further below.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, with subsequent ASUs issued that clarify the guidance (collectively, "Topic 326"). Topic 326 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its “lifetime expected credit losses" using a forward-looking approach and to record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. Topic 326 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities.
As a result of no longer qualifying as an EGC as of December 31, 2022, the Company was required to adopt Topic 326 retroactive to January 1, 2022. The Company is not required to amend quarterly filings issued subsequent to January 1, 2022 in which the Company filed under the legacy credit loss guidance of ASC Topic 310. As such, this Annual Report on Form 10-K for the annual period ending December 31, 2022 is the first period under which the Company reports credit loss estimates in accordance with Topic 326. The adoption of Topic 326 did not have a material impact on the Company's financial position or results of operations, as of, and for the year ended, December 31, 2022.
NOTE 3 – CAPITALIZED SOFTWARE, NET
Capitalized software, net consisted of the following (in thousands):

	As of December 31,
	2022	2021
Capitalized software development costs	$14,052	$10,966
Less: accumulated amortization	(7,171)	(4,607)
Capitalized software, net	$6,881	$6,359

Expensify, Inc.
Notes to Consolidated Financial Statements

Amortization expense related to capitalized software development costs is recorded in Cost of revenue, net on the Consolidated Statements of Operations. Amortization expense for the years ended December 31, 2022, 2021, and 2020 was $2.6 million, $2.3 million, and $1.0 million, respectively.
NOTE 4 – PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2022	2021
Computers and equipment	$178	$311
Furniture and fixtures	1,698	1,462
Leasehold improvements	6,948	7,106
Commercial building	6,493	6,493
Land	4,151	4,151
Construction in progress	2,551	2,391
Total property and equipment	22,019	21,914
Less: accumulated depreciation	(7,527)	(5,984)
Property and equipment, net	$14,492	$15,930

Depreciation expense related to property and equipment is recorded in General and administrative on the Consolidated Statements of Operations. Depreciation expense related to property and equipment for the years ended December 31, 2022, 2021, and 2020 was $2.0 million, $2.1 million, and $1.4 million, respectively.
NOTE 5 – LEASES
The Company has operating leases for corporate offices and finance leases for data center equipment. The operating and finance leases have remaining lease terms of less than one year. The operating and finance leases contain options to extend or terminate the lease. However, these were not included in the original lease terms of the operating leases as the Company is not reasonably certain to exercise these options.
During the years ended December 31, 2022 and 2021, the Company did not enter into any new finance lease agreements to finance the acquisition of new property and equipment. There were no new operating lease agreements entered into during the years ended December 31, 2022 and 2021.

Expensify, Inc.
Notes to Consolidated Financial Statements

The components of lease cost reflected on the Consolidated Statements of Operations were as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Finance lease cost:
Amortization of ROU assets	$790	$790	$827
Interest on lease liabilities	22	42	39
Total finance lease cost	812	832	866
Operating lease cost	704	821	898
Short-term lease cost	320	128	549
Total lease cost	$1,836	$1,781	$2,313

Other information related to leases was as follows (in thousands, except as noted within):

	As of December 31,
	2022	2021
Finance lease ROU asset (included within Lease right-of-use assets)	$461	$1,251
Operating lease ROU asset (included within Lease right-of-use assets)	$284	$951
Weighted-average remaining lease term (in years):
Finance leases	0.58	1.58
Operating leases	0.42	1.40
Weighted-average discount rate:
Finance leases	2.50%	2.50%
Operating leases	5.30%	5.30%

Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(790)	$(880)	$(961)
Operating cash flows from finance leases	$(22)	$(42)	$(39)
Financing cash flows from finance leases	$(793)	$(774)	$(808)
ROU assets obtained in exchange for finance lease liabilities	$—	$—	$1,260

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

Expensify, Inc.
Notes to Consolidated Financial Statements

Maturities of lease liabilities as of December 31, 2022 were as follows (in thousands):

	Finance leases	Operating leases
For the year ending:
2023	$476	$332
2024	—	—
2025	—	—
2026	—	—
2027	—	—
Thereafter	—	—
Total future lease payments	476	332
Less: imputed interest	(4)	(4)
Less: lease liabilities, current	(472)	(328)
Lease liabilities, non-current	$—	$—

NOTE 6 – SIGNIFICANT BALANCE SHEET COMPONENTS
Other Current Assets
Other current assets consisted of the following (in thousands):

	As of December 31,
	2022	2021
Expensify Card posted collateral for funds held for customers	$11,509	$5,115
Expensify.org restricted cash	5,518	3,078
Income tax receivable	2,471	5,412
Cash in transit for funds held for customers	2,361	388
Expensify Payments LLC restricted cash	102	55
Contract assets	—	8
Matching plan escrow and other restricted cash	52	—
Other	204	145
Other current assets	$22,217	$14,201

Expensify, Inc.
Notes to Consolidated Financial Statements

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of December 31,
	2022	2021
Sales, payroll and other taxes payable	$2,721	$4,936
Professional fees	1,473	1,274
Interest payable	1,318	783
Restricted common stock liability for early stock option exercises	1,283	2,443
Partner payouts and advertising fees	669	574
Accrued expense reports	291	246
Cashback rewards	223	239
Matching plan payroll liability	195	—
Hosting and license fees	75	36
Credit card processing fees	22	56
Other	800	459
Accrued expenses and other liabilities	$9,070	$11,046

NOTE 7 – FINANCING ARRANGEMENTS
Amortizing Term Mortgage
In August 2019, the Company entered into an $8.3 million amortizing term mortgage agreement with Canadian Imperial Bank of Commerce ("CIBC") for the Company's commercial building located in Portland, Oregon. The agreement requires principal and interest payments to be made each month over a 30-year period. Interest accrues at a fixed rate of 5.00% per year until August 2024, at which point the interest rate changes to the Wall Street Journal Prime Rate less 0.25% for the remaining term of the mortgage. The borrowings are secured by the building. The outstanding balance of the amortizing term mortgage was $7.8 million and $8.0 million as of December 31, 2022 and 2021, respectively.
2021 Amended Term Loan
In September 2021, the Company amended and restated its loan and security agreement with CIBC ("2021 Amended Term Loan") to refinance the existing non-amortizing and amortizing term loans, establish a single term loan of up to $75.0 million, consisting of a $45.0 million initial term loan effective immediately with an option at a later date to enter into an additional $30.0 million delayed term loan, and increase the monthly revolving line of credit to $25.0 million. Approximately $23.5 million of the loan proceeds were used to immediately repay the remaining balances under the amortizing and non-amortizing term loans at the time of the amendment as well as the commitment fees and any other debt issuance costs associated with the amendment. The remaining proceeds from the initial term loan were utilized to fund the Company's normal business operations.
Under the 2021 Amended Term Loan, the initial term loan of $45.0 million is payable over a 60-month period with principal and accrued interest payments due each quarter, commencing on September 30, 2021. The 2021 Amended Term Loan amortizes in equal quarterly installments of $0.1 million through September 30, 2024, $0.2 million beginning October 1, 2024 and $0.6 million beginning October 1, 2025, with any remaining principal balance due and payable on maturity. The amounts borrowed bear interest at the bank’s reference rate plus 2.25% (9.75% and 5.50% as of December 31, 2022 and 2021, respectively) beginning on September 30, 2021 and continuing on a quarterly basis through maturity of the term loan. The borrowings are secured by substantially all the Company’s assets. As of

Expensify, Inc.
Notes to Consolidated Financial Statements

December 31, 2022 and 2021, the outstanding balance of the 2021 Amended Term Loan was $44.5 million and $44.9 million, respectively.
Upon completion of the IPO in November 2021, the Company became obligated to pay a $2.5 million success fee as part of the Company's 2021 Amended Term Loan. This amount was paid to CIBC in November 2021.
Monthly Revolving Line of Credit
The line of credit agreement, as amended with the 2021 Amended Term Loan, provides borrowings up to $25.0 million. Borrowings under the line of credit bear interest at CIBC’s reference rate plus 1.00% (8.50% and 4.25% as of December 31, 2022 and 2021, respectively) and are secured by substantially all of the Company’s assets. As of December 31, 2022 and 2021, there were $15.0 million of borrowings under the line of credit and $10.0 million of capacity available for additional borrowings.
In connection with the amortizing term mortgage and the 2021 Amended Term Loan, the Company recorded an immaterial amount of debt issuance costs and the 2021 Amended Term Loan was subject to an original issue discount. These amounts are amortized to interest expense over the term of the respective agreements using the effective interest method. As of December 31, 2022 and 2021, unamortized original issue discount and debt issuance costs remaining were $0.3 million and $0.2 million, respectively. Interest expense included within Interest and other expense, net on the Consolidated Statements of Operations for the years ended 2022, 2021, and 2020 was $4.5 million, $3.1 million, and $2.9 million, respectively.
Future aggregate annual principal payments on long-term debt as of December 31, 2022 is expected to be as follows (in thousands):

For the years ending:
2023	$595
2024	715
2025	1,397
2026	42,355
2027	176
Thereafter	7,015
Total principal payments	52,253
Less: unamortized original issue discount and debt issuance costs	(268)
Less: current portion, net of unamortized original issue discount and debt issuance costs	(551)
Long-term debt, net of unamortized original issue discount and debt issuance costs	$51,434

The Company is subject to customary covenants under the 2021 Amended Term Loan agreement, which unless waived by CIBC, restrict its and its subsidiaries' ability to, among other things, incur additional indebtedness, create or incur liens, permit a change of control or merge or consolidate with other companies, sell or transfer assets, pay dividends or make distributions, make acquisitions, investments or loans, or payments and prepayments of subordinated indebtedness, subject to certain exceptions. If the Company fails to perform its obligations under these and other covenants, CIBC’s credit commitments could be terminated and any outstanding borrowings, together with accrued interest, under the credit or loan agreements could be declared immediately due and payable.

Expensify, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2022, the Company was not in compliance with all debt covenants, specifically the covenant restricting the amount of repurchases of common stock, which includes RSU net share settlements, during the period. A waiver was obtained from CIBC. The Company does not believe non-compliance with these covenants had any material impact on the Company or its operations. The Company expects to be in compliance with all debt covenants by the end of the fiscal quarter ended March 31, 2023.
NOTE 8 – CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Share Repurchase Program
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
During 2022, the Company repurchased 599,080 shares of Class A common stock at a total cost of $6.0 million.
Convertible Preferred Stock
Upon closing of the IPO, all convertible preferred stock then outstanding, was converted into 42,031,390 shares of common stock on a ten-for-one basis and reclassified into Class A common stock. As such, there is no convertible preferred stock outstanding as of December 31, 2022 or 2021. As of December 31, 2020, convertible preferred stock consisted of the following:

(in thousands, except share and per share data)	Shares authorized	Shares issued and outstanding	Original issuance price per share	Liquidation amount	Carrying value
Series A	1,090,868	1,090,868	$0.9167	$1,000	$1,000
Series B	1,401,399	1,401,399	$2.67903	3,754	22,827
Series B-1	644,541	644,541	$5.54619	3,575	4,108
Series C	1,066,331	1,066,331	$15.5677	16,600	17,170
Total	4,203,139	4,203,139		$24,929	$45,105

Warrants
The Company issued warrants during various dates in 2013 and December 2016 to purchase 430,080 shares of common stock in relation to a previous credit agreement entered into with Silicon Valley Bank.
Although the credit agreement was terminated in 2018, the common stock warrants remained outstanding until exercised or expired. The warrants issued in 2013 and 2016 were exercisable

Expensify, Inc.
Notes to Consolidated Financial Statements

immediately at $0.07 and $0.53 per share, respectively, with expiration dates ten years after issuance. The Company recorded the common stock warrants in Additional paid-in capital at their grant date fair value which approximates the exercise price.
Following the completion of the IPO, Silicon Valley Bank net exercised all common stock warrants then outstanding for 428,067 shares of Class A common stock. As such, there are no common stock warrants outstanding as of December 31, 2022 or 2021. The following table discloses information regarding common stock warrants issued and outstanding at December 31, 2020:

Date issued	Number of warrant shares	Fair value on issuance date (in thousands)	Exercisable through
September 2013	150,000	$10	September 2023
October 2013	150,000	10	October 2023
December 2016	130,080	69	December 2026
Total	430,080	$89

NOTE 9 – STOCK INCENTIVE PLANS
2009 and 2019 Stock Plans
In 2009, the Board of Directors approved the 2009 Stock Plan ("2009 Stock Plan"). As amended in 2015, the 2009 Stock Plan permitted the Company to grant up to 16,495,150 shares of common stock. In January 2018, the Company increased the number of shares of common stock reserved under the 2009 Stock Plan by 535,130 shares to 17,030,280 shares. In April 2019, the Board of Directors approved the adoption of the 2019 Stock Plan ("2019 Stock Plan", and together with the 2009 Stock Plan, "Stock Plans"). The 2019 Stock Plan permitted the Company to grant up to 8,173,970 additional shares, increasing the overall common stock reserved for grant under the Stock Plans to 25,204,250 shares. In September 2021, under the 2019 Stock Plan, the Board of Directors approved the grant of 8,679,380 restricted stock units under the 2019 Stock Plan, which consisted of an aggregate of 4,339,690 shares of each of Class A and LT50 common stock effective immediately prior to the effectiveness of the Company's IPO Registration Statement. On November 9, 2021, the Board of Directors amended and restated the 2019 Stock Plan to, among other things, increase the common stock reserved for issuance under the 2019 Stock Plan to an aggregate of 16,856,770 shares of Class A and LT50 common stock.
Following the completion of the IPO, the Company did not and does not intend to make any further grants under the Stock Plans. However, the Stock Plans will continue to govern the terms and conditions of the outstanding awards granted under the Stock Plans. Upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A or LT50 common stock underlying outstanding stock-based awards granted under the 2019 Stock Plan, an equal number of shares of Class A common stock will become available for grant under the 2021 Incentive Award Plan ("2021 Plan") and the Company's Stock Purchase and Matching Plan ("Matching Plan" and together with the 2021 Plan, "2021 Incentive Plans").
2021 Incentive Plans
In November 2021, the Company's Board of Directors adopted, and its stockholders approved, the 2021 Incentive Plans, which both became effective immediately before the effectiveness of the IPO Registration Statement and use a combined share reserve. Under the 2021 Incentive Plans, 11,676,932

Expensify, Inc.
Notes to Consolidated Financial Statements

shares of Class A common stock were initially reserved for issuance pursuant to a variety of stock-based awards, including incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs") and other forms of equity and cash compensation under the 2021 Plan and purchase rights and matching awards under the Matching Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Plans will be increased upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A or LT50 common stock underlying outstanding stock-based awards granted under the 2019 Stock Plan. The number of shares of Class A common stock reserved for issuance under the 2021 Incentive Plans as of December 31, 2022 was 17,336,973 shares. The number of shares reserved for issuance under the 2021 Incentive Plans will automatically increase each subsequent January 1 through January 1, 2031, by the lesser of (A) 6% of the aggregate number of shares of all classes of common stock outstanding on the immediately preceding calendar year, or (B) such lesser number of shares as determined by the Company’s Board of Directors or compensation committee; provided, however, that no more than 87,576,990 shares of Class A common stock may be issued upon the exercise of incentive stock options.
Stock Purchase and Matching Plan
The Matching Plan operates using consecutive three month offering periods that commenced on March 15, 2022. Service Providers of the Company can participate in the Matching Plan by electing to contribute compensation through payroll deductions or from fee payments or may be granted discretionary awards under the Matching Plan. On the last day of the offering period the contributions made during the offering period are used to purchase shares of Class A common stock.
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
Service Providers who participated in the Matching Plan for the offering period ended June 14, 2022 purchased a total of 67,946 in Class A common shares, based on a purchase price of $17.42, resulting in gross cash proceeds to the Company of $1.2 million.
Service Providers who participated in the Matching Plan for the offering period ended September 14, 2022 purchased a total of 73,959 in Class A common shares, based on a purchase price of $16.70, resulting in gross cash proceeds to the Company of $1.2 million.
Service Providers who participated in the Matching Plan for the offering period ended December 15, 2022 purchased a total of 130,291 in Class A common shares, based on a purchase price of $9.51, resulting in gross cash proceeds to the Company of $1.2 million.
The Company elected to match each share of Class A common stock purchased by or issued under the Matching Plan with 1/20 of a share of Class A common stock. As of December 31, 2022, the Company granted 22,201 shares of Class A common stock under the Matching Plan, respectively.

Expensify, Inc.
Notes to Consolidated Financial Statements

Restricted Stock Units
The 2019 Stock Plan and the 2021 Plan authorize the grant of RSUs. No RSUs were granted as of December 31, 2020 for either plan. In September 2021, under the 2019 Stock Plan, the Company's Board of Directors approved and authorized 8,679,380 restricted stock units to be granted, which consisted of an aggregate of 4,339,690 shares each of Class A and LT50 common stock effective as of immediately prior to the effectiveness of the Company's IPO Registration Statement. Of this total, 2,980,260 RSUs, comprised of 1,490,130 shares of each of Class A and LT50 common stock were considered granted for accounting purposes in September 2021 to the Company's named executive officers and certain members of management as the Company and these certain Service Providers had a mutual understanding of the key terms and conditions of the award on the board approval date, which occurred on September 24, 2021. RSUs granted to Service Providers in September 2021 vest upon the satisfaction of both a performance and service condition. The performance condition was satisfied immediately prior to the effectiveness of the IPO Registration Statement. The service condition for these awards is satisfied over eight years with a cliff vest for 1/8 of the grant on September 15, 2022 and quarterly vesting of 1/32 of the grant every December 15, March 15, June 15 and September 15 thereafter until fully vested.
In November 2021, the Company granted 5,666,260 RSUs, comprised of 2,833,130 shares of each of Class A common stock and LT50 common stock, to certain Service Providers that were not included in the September RSU grant. These RSUs only have a service condition, which is equivalent with the service condition of the awards granted in September 2021, and were deemed granted for accounting purposes on November 10, 2021, the date these certain Service Providers had a mutual understanding of the key terms and conditions of the award.
On March 28, 2022, the Company granted a Service Provider 43,060 RSUs, comprised of 21,530 shares each of Class A common stock and LT50 common stock, at a grant date fair value of $18.93 per share. These RSUs only have a service condition, which is satisfied over approximately eight years with a cliff vest for 1/8 of the grant on September 15, 2022 and quarterly vesting of 1/32 of the grant every December 15, March 15, June 15 and September 15 thereafter until fully vested.
Pursuant to the Company's Non-Employee Director Compensation Program, which was adopted under the 2021 Incentive Plans, the Company granted 20,163 Class A common stock RSUs during the year ended December 31, 2022. A total of 9,261 Class A common stock RSUs vested during the year ended December 31, 2022 related to previously granted RSU awards as the quarterly service conditions were satisfied.
The Company granted 27,780 Class A common stock RSUs to members of the Company's audit committee during November 2021 in connection with each member's initial appointment to the Board of Directors and consummation of the IPO. For accounting purposes, the grant date was considered to be November 12, 2021 as this was the date the Company filed its IPO price pursuant to Rule 424(b)(4). The IPO price was a key determination of the number of RSUs awarded to members of the Audit Committee and therefore on this date the Company and each Audit Committee member had a mutual understanding of the key terms and conditions of the awards granted. The RSUs granted vest upon the earlier of the satisfaction of a service condition or a performance condition, which is considered a change in control event. The service condition for these awards is satisfied over three years with quarterly vesting of the grant until fully vested.

Expensify, Inc.
Notes to Consolidated Financial Statements

During the year ended December 31, 2022, RSU activity was as follows:

	Class A Common Stock	LT50 Common Stock	Weighted average grant date fair value per share
Outstanding at December 31, 2021	4,329,530	4,301,750	$33.75
RSUs granted	63,223	—	$18.21
RSUs vested	(645,740)	(629,751)	$33.65
RSUs cancelled/forfeited/expired	(367,356)	(367,356)	$39.12
Outstanding at December 31, 2022	3,379,657	3,304,643	$33.88

As of December 31, 2022, there was $204.2 million of unamortized stock-based compensation cost related to unvested RSUs, which is expected to be recognized over the remaining weighted average life of 6.23 years. As of December 31, 2021, there was $282.0 million of unamortized stock-based compensation cost related to unvested RSUs, which is expected to be recognized over the remaining weighted average life of 6.92 years.
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
The Company has only granted options under the Stock Plans. Options typically vest over four years and are exercisable at any time after the grant date, provided that Service Providers exercising unvested options receive restricted common stock that is subject to repurchase at the original exercise price upon termination of service. The repurchase right lapses in accordance with the vesting schedule of the exercised option. Early exercises of options prior to vesting are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises of unvested options are recorded as a liability. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. During the year ended December 31, 2022, the Company repurchased an immaterial amount of exercised restricted common stock. There were no repurchases of exercised restricted common stock during the year ended December 31, 2021.
As of December 31, 2022 and 2021, there were 813,311 and 1,437,760 shares subject to repurchase, respectively, related to unvested stock options that had been early exercised. As of December 31, 2022 and 2021, the Company recorded a liability related to shares subject to repurchase of $1.3 million and $2.4 million, respectively, which is included within Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. These amounts are reclassified to common stock and additional paid in capital as the underlying shares vest.

Expensify, Inc.
Notes to Consolidated Financial Statements

A summary of the Company's stock option activity was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Outstanding at December 31, 2020	13,512,820	$0.78	6.35
Exercisable at December 31, 2020	13,222,800	$0.78	6.31
Options granted	962,080	$8.90
Options exercised	(6,965,767)	$0.94
Options cancelled/forfeited/expired	(315,940)	$1.61
Outstanding at December 31, 2021	7,193,193	$1.87	6.45
Exercisable at December 31, 2021	7,001,403	$1.81	6.31
Options granted	—	$—
Options exercised	(478,547)	$1.65
Options cancelled/forfeited/expired	(412,996)	$1.92
Outstanding at December 31, 2022	6,301,650	$1.67	5.20
Exercisable at December 31, 2022	6,130,735	$1.51	5.15

The total pretax intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was $10.9 million, $80.7 million, and $11.3 million, respectively. The total pretax intrinsic value of options outstanding at December 31, 2022, 2021, and 2020 was $46.0 million, $302.8 million, and $86.8 million, respectively. The intrinsic value is the difference between the estimated fair market value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. No options were granted during the year ended December 31, 2022. The weighted average grant date fair value of options granted during the years ended December 31, 2021 and 2020 was $6.87 and $1.69, respectively.
As of December 31, 2022, there was $8.1 million of unrecognized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.21 years. As of December 31, 2021, there was $13.2 million of unrecognized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.70 years. As of December 31, 2020, there was $10.8 million of unrecognized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3.70 years.
Cash received from option exercises and purchases of shares under the Stock Plans for the years ended December 31, 2022, 2021, and 2020 was $0.8 million, $3.5 million, and $1.3 million, respectively.
Prior to the IPO, the fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expensify, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31,
	2021	2020
Fair value of common stock per share	$12.16	$2.66
Exercise price per share	$8.90	$2.11
Expected dividend yield (1)	—%	—%
Risk-free interest rate (2)	1.1%	0.6%
Expected volatility (3)	51.5%	50.5%
Expected life (in years) (4)	5.98	5.80

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
Stock-Based Compensation
The following table summarizes the stock-based compensation expense recognized for options granted under the 2009 Stock Plan, options and RSUs granted under the 2019 Stock Plan, RSUs granted under the 2021 Plan and matching shares issued under the Matching Plan (in thousands):

	Year ended December 31,
	2022	2021	2020
Stock options	$3,888	$3,425	$2,582
Secondary sales of common stock	—	—	15,255
Matching shares	67	—	—
Restricted stock units	50,134	11,149	—
Total stock-based compensation	$54,089	$14,574	$17,837

Stock-based compensation expense is allocated based on the cost center to which the award holder spent time during the reported periods. Stock-based compensation is included in the following components of expenses on the accompanying Consolidated Statements of Operations (in thousands):

	Year ended December 31,
	2022	2021	2020
Cost of revenue, net	$18,403	$4,115	$2,272
Research and development	7,875	1,617	2,469
General and administrative	17,850	7,356	12,648
Sales and marketing	8,204	1,486	448
Total stock-based compensation expense	$52,332	$14,574	$17,837

Stock-based compensation expense capitalized as internally developed software costs was $1.8 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively. This amount was not material for the year ended December 31, 2020.
For RSUs granted in September 2021, the Company recorded a cumulative one-time stock-based compensation expense on the date the performance condition was satisfied for the requisite service period satisfied by the employees prior to that date. Upon the date of the performance condition being

Expensify, Inc.
Notes to Consolidated Financial Statements

satisfied on November 9, 2021, the Company recorded cumulative stock-based compensation expense of approximately $2.9 million related to these RSUs. The Company will recognize all remaining stock-based compensation expense over the vesting period using an accelerated graded method.
During the year ended December 31, 2020, the Company's Chief Executive Officer, David Barrett, among other employees, sold a portion of their common stock to new investors. Due to the Company’s involvement in these transaction, the sales of common stock were determined to be compensatory, and the Company recorded $15.3 million to stock-based compensation expense for the sale price in excess of fair value.
For RSUs granted to members of the Audit Committee, the Company records all stock-based compensation expense on a straight line basis over the requisite service period from the day of grant, which is considered one year for annual grants and three years for initial RSUs granted to members of the Audit Committee. During the years ended December 31, 2022 and 2021, total stock-based compensation recorded by the Company related to members of the Audit Committee was $0.6 million and $0.1 million, respectively.
NOTE 10 – INCOME TAXES
The components of the Company's (loss) income before taxes consisted of the following (in thousands):

	Year ended December 31,
	2022	2021	2020
Domestic	$(21,614)	$(14,562)	$2,734
Foreign	971	830	218
Total (loss) income before taxes	$(20,643)	$(13,732)	$2,952

The components of the Company’s (provision for) benefit from income taxes are as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Current:
Federal	$(4,052)	$(99)	$(688)
State	(659)	(239)	(517)
Foreign	(1,626)	(356)	(81)
	(6,337)	(694)	(1,286)
Deferred:
Federal	—	912	(3,161)
State	—	(415)	(232)
Foreign	(29)	371	17
	(29)	868	(3,376)
Total (provision for) benefit from income taxes	$(6,366)	$174	$(4,662)

Expensify, Inc.
Notes to Consolidated Financial Statements

A reconciliation of the U.S. statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Year ended December 31,
	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
State tax(1)	(2.8)	4.7	20.2
Research and development credit	1.2	5.1	2.5
Rate differentials for controlled foreign corporations and charitable organizations	1.9	(1.9)	0.6
Permanent items and others	0.7	1.0	3.5
Stock-based compensation	(25.3)	16.5	110.1
Change in valuation allowance	(13.4)	(18.1)	—
162(m) limitation	(14.1)	(27.0)	—
Effective income tax rate	(30.8)%	1.3%	157.9%

(1)    State taxes include the impact of stock-based compensation expense related to secondary market transactions in 2020.
Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	As December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$—	$415
Tax credit carryforwards	251	318
Accruals and reserves	254	169
Stock-based compensation	2,232	2,364
Interest expense limitation	—	245
Lease liabilities	204	591
Charitable contributions	604	525
Property and equipment	689	271
Capitalized research and development	3,216	—
Total deferred tax assets	7,450	4,898
Less: valuation allowance	(5,241)	(2,450)
Deferred tax assets net of valuation allowance	2,209	2,448
Deferred tax liabilities:
Capitalized software development costs	(1,675)	(1,524)
Operating lease right-of-use assets	(190)	(554)
Total deferred tax liabilities	(1,865)	(2,078)
Deferred tax assets, net	$344	$370

The TCJA requires taxpayers to capitalize and amortize research and experimental ("R&D") expenditures under Internal Revenue Code Section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year ended December 31, 2022 and resulted in the capitalization of R&D costs of $16.5 million which was offset by a valuation allowance. The

Expensify, Inc.
Notes to Consolidated Financial Statements

Company will amortize these costs for tax purposes over five years for R&D performed in the U.S. and over fifteen years for R&D performed outside of the U.S.
Under the provisions of ASC 740 Income Taxes, the Company assessed its ability to realize the benefits of its domestic deferred tax assets by evaluating all available positive and negative evidence, objective and subjective in nature, including cumulative results of operations in recent years, sources of recent pre-tax income, projected reversals of existing taxable temporary differences, and estimates of future taxable income. As of December 31, 2022, the Company concluded it is more likely than not that the Company will not have the ability to realize the benefits of its domestic deferred tax assets in excess of existing taxable temporary differences and therefore recorded a valuation allowance on the remaining domestic deferred tax assets.
As of December 31, 2022, the Company had utilized all available NOL carryforwards for U.S. federal and state tax purposes. As of December 31, 2021, the Company had NOL carryforwards for U.S. federal and state tax purposes of zero and $3.1 million, respectively. As of December 31, 2022, the Company had state research and development tax credit carryforwards of $0.9 million. As of December 31, 2021, the Company also had U.S. federal and state research and development tax credit carryforwards of $1.0 million and $1.0 million, respectively. The state tax credits do not expire and will carry forward indefinitely until utilized.
The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. As of December 31, 2022 and 2021, the Company recorded an uncertain tax position liability, exclusive of interest and penalties, of $1.2 million and $0.2 million respectively, within Other liabilities on the Consolidated Balance Sheets.
As of December 31, 2022, 2021 and 2020, the Company had $1.8 million, $1.7 million and $1.3 million of unrecognized tax benefits, respectively. Approximately $1.2 million of the unrecognized tax benefits, if recognized, would affect the effective tax rate. A reconciliation of the amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Balance as of January 1	$1,656	$1,329	$1,253
Additions based on tax positions related to current year	126	336	76
Additions based on tax positions of prior year	30	(9)	—
Balance as of December 31	$1,812	$1,656	$1,329

The Company recognizes penalties and interest expense related to income taxes as a component of tax expense. There are immaterial amounts of interest and penalties recorded in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020 and in the Consolidated Balance Sheets as of December 31, 2022 and 2021. There are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.
The Company's federal and state returns for the tax years ended from December 2018 to December 2021 remain open to examination.

Expensify, Inc.
Notes to Consolidated Financial Statements

NOTE 11 – NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year ended December 31,
	2022	2021	2020
Numerator
Net loss attributable to Class A, LT10 and LT50 common stockholders, basic and diluted	$(27,009)	$(13,558)	$(1,710)
Denominator
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders, basic and diluted	80,786,725	38,039,222	27,424,480
Net loss per share attributable to Class A, LT10 and LT50 common stockholders, basic and diluted	$(0.33)	$(0.36)	$(0.06)

The rights, including the liquidation and dividend rights, of the holders of Class A, LT10 and LT50 common stock are identical, except with respect to voting, conversion and transfer rights. Each share of Class A common stock is entitled to one vote per share, each share of LT10 common stock is entitled to 10 votes per share and each share of LT50 common stock is entitled to 50 votes per share. Each share of LT10 and LT50 common stock is convertible into one share of Class A common stock voluntarily at the option of the holder after the satisfaction of certain requirements, which includes a 10-month notice period for LT10 common stock and a 50-month notice period for LT50 common stock to convert to Class A common stock, or automatically upon certain events. The Class A common stock has no conversion rights. As the liquidation and dividend rights are identical for Class A, LT10 and LT50 common stock, the undistributed earnings are allocated on a proportional basis based on the number of weighted-average shares within each class of common stock during the period and the resulting net loss per share attributable to common stockholders will be the same for the Class A, LT10 and LT50 common stock on an individual or combined basis.
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Year ended December 31,
	2022	2021	2020
Warrants	—	366,982	413,040
Weighted-average stock options	5,406,383	9,419,506	10,981,370
Matching shares	17,240	—	—
Convertible preferred stock	—	36,619,129	42,031,390
Total	5,423,623	46,405,617	53,425,800

NOTE 12 – COMMITMENTS AND CONTINGENCIES
Litigation
From time to time in the normal course of business, the Company may be involved in claims, proceedings and litigation. In the case of any litigation, the Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews these provisions at least quarterly and

Expensify, Inc.
Notes to Consolidated Financial Statements

adjusts provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.
As of December 31, 2022 and 2021, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company's financial position, results of operations or cash flows.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms whereby we agree to indemnify customers, issuing banks, card networks, vendors and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit), or Consolidated Statements of Cash Flows.
NOTE 13 – EMPLOYEE BENEFIT PLANS
401(k) Plan
In fiscal 2009, the Company sponsored a U.S. 401(k) defined contribution plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. Effective January 1, 2018, the Company matches up to 4.50% of each participant’s eligible compensation. The Company’s actual contribution may be reduced by certain available forfeitures, if any, during the plan year. No discretionary profit-sharing contributions were made for the years ended December 31, 2022, 2021, and 2020. The Company’s 401(k) matching contributions for the years ended December 31, 2022, 2021, and 2020 were $0.8 million, $0.7 million, and $0.7 million, respectively.
In accordance with local laws and customs of the UK, the Company sponsored a UK pension plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by the Board of Directors. The Company matches up to 4.50% of each participant's eligible compensation. The Company’s actual contribution may be reduced by certain available forfeitures, if any, during the plan year. No discretionary profit-sharing contributions were made for the years ended December 31, 2022, 2021, and 2020. The discretionary matching contributions were $0.1 million for each of the years ended December 31, 2022, 2021, and 2020.
NOTE 14 – RELATED PARTY TRANSACTIONS
During the years ended December 31, 2022, 2021, and 2020 Expensify, Inc. contributed $2.4 million, $3.1 million, and $0.1 million, respectively, to its wholly-owned subsidiary, Expensify.org. There was an immaterial amount of commitments from Expensify, Inc. that remained open for contribution as of December 31, 2022 and $0.3 million as of December 31, 2021.
During the year ended December 31, 2021, the Company incurred sales and marketing expenses of $0.4 million, related to partner payouts and advertising fees paid to CPA.com. CPA.com is considered a related party to the Company as Timothy L. Christen, the Chairman of the Company's audit committee

Expensify, Inc.
Notes to Consolidated Financial Statements

in addition to being a Director on the Company's Board of Directors, also serves as a Director on CPA.com's Board of Directors.
There are no other significant related party transactions for the Company as of December 31, 2022, 2021, and 2020, except as noted elsewhere in these consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level. Please see below for a discussion of the Company’s remediation of a previously-reported material weakness.
MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Our management, under the supervision of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report included in Item 8 of this Annual Report on Form 10-K.
REMEDIATION EFFORTS TO ADDRESS THE PREVIOUSLY DISCLOSED MATERIAL WEAKNESS
In connection with management’s assessment of controls over financial reporting during the years ended December 31, 2021, 2020 and 2019, we identified a material weakness in our internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that we identified related to insufficient technical skills to address complex issues and accounting matters combined with insufficient accounting staff and internal control knowledge to design and implement processes and controls, as well as perform said reviews, including reviews of the completeness and accuracy of reports used to record journal entries, necessary to ensure material misstatements do not occur. To address this material weakness, we developed and refined our disclosure controls and other procedures to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We also worked to improve our internal control over financial reporting, including improving the controls around our key accounting processes and our quarterly close process, and we hired additional accounting and finance personnel to help us implement these processes and controls.
The remediation efforts were intended both to address the identified material weakness and to enhance our overall financial control environment. As a result of the remediation activities and controls in place as of December 31, 2022, the material weakness has been remediated.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report included in Item 8 of this Annual Report on Form 10-K.
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
Item 9B. Other Information
The information set forth below is being voluntarily provided under this Item 9B.
On February 13, 2023, Ryan Schaffer submitted his resignation as one of the three trustees of the Voting Trust, effective as of May 14, 2023 or, if earlier, the date on which certain applicable state regulatory approvals have been received, due to his no longer satisfying the beneficial ownership requirements of Section 1(b)(iii) of the Voting Trust Agreement. Pursuant to Section 1(b)(iii) of the Voting Trust Agreement, the remaining trustees voted to appoint Garrett Knight, and Mr. Knight consented, to succeed Mr. Schaffer as trustee upon the effectiveness of Mr. Schaffer’s resignation. Mr. Knight has also agreed to execute a joinder to become a party to the Voting Trust Agreement, as trustee, in connection with the effectiveness of his appointment.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be set forth in, and is incorporated by reference to, our 2023 Proxy Statement (the “2023 Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2022.

Item 11. Executive Compensation
The information required by this Item will be set forth in, and is incorporated by reference to, the 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth in, and is incorporated by reference to, the 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth in, and is incorporated by reference to, the 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in, and is incorporated by reference to, the 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

Part IV
Item 15. Exhibit and Financial Statement Schedules
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
3.Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference

Exhibit No.	Name	Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-41043	3.2	November 15, 2021

4.1	Form of Class A Common Stock Certificate.	S-1/A	333-260297	4.1	November 01, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated as of January 22, 2015, by and among the Registrant and certain of its stockholders.	S-1/A	333-260297	4.2	October 18, 2021

4.3	Warrant to Purchase Common Stock, dated September 19, 2013, by and between the Registrant and Silicon Valley Bank.	S-1/A	333-260297	4.3	October 18, 2021

4.4	Warrant to Purchase Common Stock, dated December 20, 2016, by and between the Registrant and Silicon Valley Bank.	S-1/A	333-260297	4.4	October 18, 2021

4.5*	Description of Registrant's Securities.

9.1	Expensify Voting Trust Agreement	10-K	001-41043	9.1	March 31, 2022

10.1	Amended and Restated Loan and Security Agreement, dated as of September 21, 2021, by and between the Registrant, the Borrowers party thereto, and Canadian Imperial Bank of Commerce.	S-1/A	333-260297	10.1	October 18, 2021

10.2	Loan Agreement, dated as of August 22, 2019, by and between the Borrower party thereto, the Registrant, as Guarantor, and Canadian Imperial Bank of Commerce.	S-1/A	333-260297	10.2	October 18, 2021

10.3†	Employment Agreement by and between the Registrant and David Barrett.	S-1/A	333-260297	10.3	October 18, 2021

10.4†	Employment Agreement by and between the Registrant and Ryan Schaffer.	S-1/A	333-260297	10.4	October 18, 2021

10.5†	Employment Agreement by and between the Registrant and Anuradha Muralidharan.	S-1/A	333-260297	10.5	October 18, 2021

10.6†	2009 Stock Plan	S-1/A	333-260297	10.6	November 01, 2021

10.7†	2009 Stock Plan – Form of Notice of Stock Option Grant (EMI)	S-1/A	333-260297	10.7	November 01, 2021

10.8†	2009 Stock Plan – Form of Option Agreement	S-1/A	333-260297	10.8	November 01, 2021

10.9†	2019 Stock Plan	S-1/A	333-260297	10.9	November 01, 2021

10.10†	2019 Stock Plan – Form of Early Exercise Notice and Restricted Stock Purchase Agreement	S-1/A	333-260297	10.10	November 01, 2021

10.11†	2019 Stock Plan – Form of Exercise Agreement (EMI)	S-1/A	333-260297	10.11	November 01, 2021

10.12†	2019 Stock Plan – Form of Exercise Agreement	S-1/A	333-260297	10.12	November 01, 2021

10.13†	2019 Stock Plan – Form of Option Agreement (early exercise) (Reg S)	S-1/A	333-260297	10.13	November 01, 2021

10.14†	2019 Stock Plan – Form of Option Agreement (early exercise)	S-1/A	333-260297	10.14	November 01, 2021

10.15†	2019 Stock Plan – Form of Notice of Stock Option Grant (EMI)	S-1/A	333-260297	10.15	November 01, 2021

10.16†	2019 Stock Plan - Form of Contingent Exercise Agreement	S-1/A	333-260297	10.16	November 01, 2021

10.17†	2019 Plan - Form of RSU Agreement	S-1/A	333-260297	10.17	November 01, 2021

10.18†	2021 Incentive Award Plan	S-1/A	333-260297	10.18	November 01, 2021

10.19	2021 Stock Purchase and Matching Plan	10-K	001-41043	10.19	March 31, 2022

10.20†	2021 Plan - Form of RSU Agreement	S-1/A	333-260297	10.20	November 01, 2021

10.21†	2021 Plan - Form of Option Agreement	S-1/A	333-260297	10.21	November 01, 2021

10.22†	Non-Employee Director Compensation Program	S-1/A	333-260297	10.22	November 01, 2021

10.23†	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-260297	10.23	November 01, 2021

21.1	List of Subsidiaries of the Registrant.	S-1/A	333-260297	21.1	November 01, 2021

23.1*	Consent of Ernst & Young LLP as to the Registrant.

24.1*	Power of Attorney (included on signature page).

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
Date: March 8, 2023
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

Signature	Title	Date

/s/ David Barrett	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2023
David Barrett

/s/ Ryan Schaffer	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 8, 2023
Ryan Schaffer

/s/ Anuradha Muralidharan	Director	March 8, 2023
Anuradha Muralidharan

/s/ Daniel Vidal	Director	March 8, 2023
Daniel Vidal

/s/ Jason Mills	Director	March 8, 2023
Jason Mills

/s/ Tim Christen	Director	March 8, 2023
Tim Christen

/s/ Ellen Pao	Director	March 8, 2023
Ellen Pao

/s/ Ying (Vivian) Liu	Director	March 8, 2023
Ying (Vivian) Liu