Form 10-Q
period 2023-03-31
Expensify, Inc.
filed 2023-05-09
CIK 1476840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
(971) 365-3939
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
Yes ☐ No ☒
The registrant had outstanding 68,507,818 shares of Class A common stock, par value of $0.0001 per share, 7,335,456 shares of LT10 common stock, par value $0.0001 per share, and 6,975,375 shares of LT50 common stock, par value $0.0001 per share, as of May 5, 2023.

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
•our ability to maintain, protect and enhance our intellectual property; and
•the other risks and uncertainties identified under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts and projections about future events and trends that we believe may affect our business, results of operations, financial condition and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022, and any subsequent filings, as well as those identified in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements. Unless otherwise indicated or unless the context requires otherwise, all references in this document to “Expensify,” the “Company,” “we,” “us,” “our” or similar references are to Expensify, Inc. and its consolidated subsidiaries. Capitalized terms used and not defined above are defined elsewhere within this Quarterly Report on Form 10-Q.
iii

Part I - Financial Information
Item 1. Condensed Financial Statements

1

Expensify, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share data)

	As of March 31,	As of December 31,
	2023	2022
Assets
Cash and cash equivalents	$111,232	$103,787
Accounts receivable, net	15,705	16,448
Settlement assets, net	38,490	35,838
Prepaid expenses	7,411	8,825
Other current assets	21,282	22,217
Total current assets	194,120	187,115
Capitalized software, net	7,581	6,881
Property and equipment, net	14,021	14,492
Lease right-of-use assets	512	745
Deferred tax assets, net	374	344
Other assets	658	664
Total assets	$217,266	$210,241
Liabilities and stockholders' equity
Accounts payable	$2,003	$1,059
Accrued expenses and other liabilities	10,770	9,070
Borrowings under line of credit	15,000	15,000
Current portion of long-term debt, net of original issue discount and debt issuance costs	550	551
Lease liabilities, current	443	800
Settlement liabilities	33,144	33,882
Total current liabilities	61,910	60,362
Lease liabilities, non-current	95	—
Other liabilities	1,268	1,204
Long-term debt, net of original issue discount and debt issuance costs	51,297	51,434
Total liabilities	114,570	113,000
Commitments and contingencies (Note 4)
Stockholders' equity:
Preferred stock, par value $0.0001; 10,000,000 shares of preferred stock authorized as of March 31, 2023 and December 31, 2022; no shares of preferred stock issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001; 1,000,000,000 shares of Class A common stock authorized as of March 31, 2023 and December 31, 2022; 68,496,251 and 68,238,245 shares of Class A common stock issued and outstanding as of March 31, 2023 and December 31, 2022, respectively; 24,996,826 and 24,997,561 shares of LT10 common stock authorized as of March 31, 2023 and December 31, 2022, respectively; 7,335,456 and 7,336,191 shares of LT10 common stock issued and outstanding as of March 31, 2023 and December 31, 2022, respectively; 24,999,020 shares of LT50 common stock authorized as of March 31, 2023 and December 31, 2022; 6,974,821 and 6,854,931 shares of LT50 common stock issued and outstanding as of March 31, 2023 and December 31, 2022, respectively
	7	7
Additional paid-in capital	206,207	194,807
Accumulated deficit	(103,518)	(97,573)
Total stockholders' equity	102,696	97,241
Total liabilities and stockholders' equity	$217,266	$210,241

See accompanying notes to condensed consolidated financial statements.
2

Expensify, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$40,101	$40,370
Cost of revenue, net	15,775	14,133
Gross margin	24,326	26,237
Operating expenses:
Research and development	5,418	3,701
General and administrative	12,429	14,006
Sales and marketing	9,183	13,372
Total operating expenses	27,030	31,079
Loss from operations	(2,704)	(4,842)
Interest and other expenses, net	(1,416)	(902)
Loss before income taxes	(4,120)	(5,744)
Provision for income taxes	(1,825)	(1,632)
Net loss	$(5,945)	$(7,376)
Net loss per share:
Basic and diluted	$(0.07)	$(0.09)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	81,768,429	80,147,208

See accompanying notes to condensed consolidated financial statements.
3

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share and per share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Three months ended March 31, 2023
Balance at December 31, 2022	—	$—	82,429,367	$7	$194,807	$(97,573)	$97,241
Issuance of common stock on exercise of stock options	—	—	50,994	—	66	—	66
Vesting of early exercised stock options	—	—	—	—	216	—	216
Issuance of restricted stock units	—	—	1,548	—	31	—	31
Repurchases of early exercised stock options	—	—	(735)	—	(7)	—	(7)
Issuance of common stock under Matching Plan	—	—	163,417	—	1,099	—	1,099
Issuance of common stock in connection with restricted stock units vesting	—	—	245,313	—	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(83,376)	—	(666)	—	(666)
Stock-based compensation	—	—	—	—	10,661	—	10,661
Net loss	—	—	—	—	—	(5,945)	(5,945)
Balance at March 31, 2023	—	$—	82,806,528	$7	$206,207	$(103,518)	$102,696

See accompanying notes to condensed consolidated financial statements.
4

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share and per share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Three months ended March 31, 2022
Balance at December 31, 2021	—	$—	81,400,860	$6	$142,515	$(65,906)	$76,615
Issuance of common stock upon exercise of stock options	—	—	205,730	—	252	—	252
Vesting of early exercised stock options	—	—	—	—	295	—	295
Issuance of restricted stock units	—	—	2,733	—	18	—	18
Repurchases of early exercised stock options	—	—	(2,330)	—	(4)	—	(4)
Stock-based compensation	—	—	—	—	14,667	—	14,667
Net loss	—	—	—	—	—	(7,376)	(7,376)
Balance at March 31, 2022	—	$—	81,606,993	$6	$157,743	$(73,282)	$84,467

See accompanying notes to condensed consolidated financial statements.
5

Expensify, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,945)	$(7,376)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,413	1,167
Reduction of operating lease right-of-use assets	181	185
Loss on impairment, receivables and sale or disposal of equipment	146	231
Stock-based compensation expense	10,004	14,667
Amortization of original issue discount and debt issuance costs	11	10
Deferred tax assets	(30)	—
Changes in assets and liabilities:
Accounts receivable, net	707	(482)
Settlement assets, net	(2,683)	(5,689)
Prepaid expenses	1,414	377
Related party loan receivable	—	14
Other current assets	406	(224)
Other assets	8	80
Accounts payable	944	(2,316)
Accrued expenses and other liabilities	1,947	(2,635)
Operating lease liabilities	(206)	(6)
Settlement liabilities	(738)	12,433
Other liabilities	63	787
Net cash provided by operating activities	7,642	11,223
Cash flows from investing activities:
Purchases of property and equipment	(28)	(179)
Software development costs	(870)	(494)
Net cash used in investing activities	(898)	(673)
Cash flows from financing activities:
Principal payments of finance leases	(201)	(197)
Principal payments of term loan	(150)	(146)
Vesting of early exercised stock options	—	295
Issuance of restricted stock units	—	18
Repurchases of early exercised stock options	(7)	(4)
Proceeds from common stock purchased under Matching Plan	1,099	—
Proceeds from issuance of common stock on exercise of stock options	66	252
Payments for employee taxes withheld from stock-based awards	(666)	—
Net cash provided by financing activities	141	218
Net increase in cash and cash equivalents and restricted cash	6,885	10,768
Cash and cash equivalents and restricted cash, beginning of period	147,710	125,315
Cash and cash equivalents and restricted cash, end of period	$154,595	$136,083
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,409	$267
Cash paid for income taxes	$351	$284
Noncash investing and financing items:
Stock-based compensation capitalized as software development costs	$657	$287
Right-of-use assets acquired through operating leases	$145	$—
Reconciliation of cash and cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$111,232	$101,101
Restricted cash included in other current assets	19,013	9,973
Restricted cash included in other assets	—	46
Restricted cash included in settlement assets, net	24,350	24,963
Total cash, cash equivalents and restricted cash	$154,595	$136,083

See accompanying notes to condensed consolidated financial statements.
6

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 – GENERAL INFORMATION
Description of the Business
Expensify, Inc. ("Expensify") was incorporated in Delaware on April 29, 2009. Expensify offers a comprehensive expense management platform that integrates with a variety of third-party accounting applications, including QuickBooks Desktop, QuickBooks Online, Xero, NetSuite, Intacct, Sage, Microsoft Dynamics, MYOB and others. Expensify's product simplifies the way that employees and vendors manage and submit expense receipts and bills and provides efficiencies to companies for the payment of those bills. Expensify delivers its services over the internet to corporations and individuals under license arrangements and offers unique pricing options for small and midsized businesses and enterprises on a per-active-member basis.
Expensify also offers an Expensify charge card (the "Expensify Card"), which is primarily distributed to corporate customers in the United States ("U.S.") that subsequently distribute the card to their employees for business use. The Expensify Card allows customers to have real-time control over their employees' spending and compliance with spending limits in addition to eReceipt reporting on purchases.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Expensify and its wholly-owned subsidiaries (the "Company") and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Annual Report").
All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position, results of operations, equity, and cash flows for the periods presented.
Results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other future annual or interim period.
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
Significant estimates and assumptions by management affect the Company’s classification of employee and employee-related expenses, the useful lives and recoverability of long-lived assets, income taxes, capitalization of internal-use software costs, and stock-based compensation.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Updates to Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 of the 2022 Annual Report. Since the date of the 2022 Annual Report, there have been no material changes to the Company's significant accounting policies, including the status of recent accounting pronouncements adopted, other than those detailed below.
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
As a result of no longer qualifying as an emerging growth company as of December 31, 2022, the Company was required to adopt Topic 326 retroactive to January 1, 2022. The Company was not required to amend quarterly filings issued subsequent to January 1, 2022 in which the Company filed under the legacy credit loss guidance of ASC Topic 310. As such, the 2022 Annual Report was the first period under which the Company reported credit loss estimates in accordance with Topic 326. The adoption of Topic 326 did not have a material impact on the Company's financial position or results of operations as of and for the three months ended March 31, 2022.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 - REVENUE AND CERTAIN STATEMENT OF OPERATIONS COMPONENTS
Revenue by geographic region, based on user address, was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$36,635	$36,518
All other locations	3,466	3,852
Total revenue	$40,101	$40,370

No individual customer represented more than 10% of the Company’s total revenue during the three months ended March 31, 2023 and 2022.
Cashback Rewards
The Company offers a cashback rewards program to all customers based on volume of Expensify Card transactions and Software as a Service ("SaaS") subscription tier. Cashback rewards are earned on a monthly basis and paid out the following month. The Company considers the cashback payments to customers as consideration payable to a customer and it is recorded as contra revenue within Revenue on the Condensed Consolidated Statements of Operations. Cashback rewards for the three months ended March 31, 2023 and 2022 was $1.2 million and $0.5 million, respectively.
Consideration From a Vendor, Net
The Company receives consideration from a vendor for monetizing Expensify Card activities. This consideration, net of credit card processing fees paid to the vendor, is included as a reduction to Cost of revenue, net within the Condensed Consolidated Statements of Operations. Consideration from a vendor, net for the three months ended March 31, 2023 and 2022 was $2.1 million and $1.1 million, respectively.
NOTE 3 - CERTAIN BALANCE SHEET COMPONENTS
Other Current Assets
Other current assets consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Expensify Card posted collateral for funds held for customers	$8,645	$11,509
Expensify.org restricted cash	5,636	5,518
Cash in transit for funds held for customers	4,603	2,361
Income tax receivable	2,124	2,471
Expensify Payments LLC restricted cash	100	102
Matching Plan escrow and other restricted cash	29	52
Other	145	204
Other current assets	$21,282	$22,217

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Capitalized Software, Net
Capitalized software, net consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Capitalized software development costs	$15,349	$14,052
Less: accumulated amortization	(7,768)	(7,171)
Capitalized software, net	$7,581	$6,881

Amortization expense related to capitalized software development costs is recorded in Cost of revenue, net on the Condensed Consolidated Statements of Operations. Amortization expense was $0.7 million for the three months ended March 31, 2023 and 2022.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Computers and equipment	$178	$178
Furniture and fixtures	1,716	1,698
Leasehold improvements	6,957	6,948
Commercial building	6,493	6,493
Land	4,151	4,151
Construction in progress	2,551	2,551
Total property and equipment	22,046	22,019
Less: accumulated depreciation	(8,025)	(7,527)
Property and equipment, net	$14,021	$14,492

Depreciation expense related to property and equipment is recorded in General and administrative and Sales and marketing on the Condensed Consolidated Statements of Operations. Depreciation expense related to property and equipment for the three months ended March 31, 2023 and 2022 was $0.5 million.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Sales, payroll and other taxes payable	$3,521	$2,721
Professional fees	1,936	1,473
Interest payable	1,407	1,318
Restricted common stock liability for early stock option exercises	1,067	1,283
Partner payouts and advertising fees	809	669
Cashback rewards	586	223
Accrued expense reports	264	291
Matching Plan payroll liability	192	195
Credit card processing fees	170	22
Hosting and license fees	84	75
Other	734	800
Accrued expenses and other liabilities	$10,770	$9,070

NOTE 4 - COMMITMENTS AND CONTINGENCIES
Finance and Operating Lease Arrangements
During the three months ended March 31, 2023, the Company entered into two operating lease agreements, one of which has not commenced as of period end.
The components of lease cost reflected in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Finance lease cost:
Amortization of ROU assets	$198	$198
Interest on lease liabilities	3	7
Total finance lease cost	201	205
Operating lease cost	186	185
Total lease cost	$387	$390

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Other information related to leases was as follows (in thousands, except as noted within):

	As of March 31,	As of December 31,
	2023	2022
Finance lease ROU asset (included within Lease right-of-use assets)	$263	$461
Operating lease ROU asset (included within Lease right-of-use assets)	$249	$284
Weighted average remaining lease term (in years):
Finance leases	0.33	0.58
Operating leases	1.55	0.42
Weighted average discount rate:
Finance leases	2.50%	2.50%
Operating leases	7.30%	5.30%

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(210)	$(192)
Operating cash flows from finance leases	$(3)	$(7)
Financing cash flows from finance leases	$(201)	$(197)

Maturities of lease liabilities as of March 31, 2023 were as follows (in thousands):

	Finance leases	Operating leases
For the year ending:
Remainder of 2023	$272	$175
2024	—	56
2025	—	58
2026	—	—
2027	—	—
Thereafter	—	—
Total future lease payments	272	289
Less: imputed interest	(1)	(22)
Less: lease liabilities, current	(271)	(172)
Lease liabilities, non-current	$—	$(95)

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The Company has entered into an operating lease that has not commenced at period end. As of March 31, 2023 the future minimum lease payments on this lease approximated $2.6 million.
On April 20, 2023 the Company entered into an amendment to extend the operating lease for the San Francisco office for 11 years. The future minimum lease payments of the extended term are expected to be approximately $6.9 million.
Amortizing Term Mortgage
In August 2019, the Company entered into an $8.3 million amortizing term mortgage agreement with Canadian Imperial Bank of Commerce ("CIBC") for the Company's commercial building located in Portland, Oregon. The agreement requires principal and interest payments be made each month over a 30-year period. Interest accrues at a fixed rate of 5.00% per year until August 2024, at which point the interest rate changes to the Wall Street Journal Prime Rate less 0.25% for the remaining term of the mortgage. The borrowings are secured by the building. The outstanding balance of the amortizing term mortgage was $7.8 million as of March 31, 2023 and December 31, 2022.
2021 Amended Term Loan
In September 2021, the Company amended and restated its loan and security agreement with CIBC ("2021 Amended Term Loan") to refinance the existing non-amortizing and amortizing term loans, establish a single term loan of up to $75.0 million, consisting of a $45.0 million initial term loan effective immediately with an option to enter into an additional $30.0 million delayed term loan, and increase the monthly revolving line of credit to $25.0 million. The option for the delayed term loan expired in March 2023. The term loan and revolving line of credit mature in September 2026 and September 2024, respectively. Approximately $23.5 million of the loan proceeds were used to immediately repay the remaining balances under the amortizing and non-amortizing term loans at the time of the amendment, as well as commitment fees and other debt issuance costs associated with the amendment. The remaining proceeds from the initial term loan were utilized to fund the Company's normal business operations.
Under the 2021 Amended Term Loan, the initial term loan of $45.0 million is payable over a 60-month period with principal and accrued interest payments due each quarter, commencing on September 30, 2021. The 2021 Amended Term Loan amortizes in equal quarterly installments of $0.1 million through September 30, 2024, $0.2 million beginning October 1, 2024 and $0.6 million beginning October 1, 2025, with any remaining principal balance due and payable on maturity. The amounts borrowed bear interest at the bank’s reference rate plus 2.25% (10.25% as of March 31, 2023) beginning on September 30, 2021 and continuing on a quarterly basis through maturity of the term loan. The borrowings are secured by substantially all the Company’s assets. As of March 31, 2023 and December 31, 2022, the outstanding balance of the 2021 Amended Term Loan was $44.3 million and $44.5 million, respectively.
Monthly Revolving Line of Credit
The line of credit agreement, as amended with the 2021 Amended Term Loan, provides borrowings up to $25.0 million. Borrowings under the line of credit bear interest at CIBC’s reference rate plus 1.00% (9.00% as of March 31, 2023) and are secured by substantially all of the Company’s assets. As of March 31, 2023 and December 31, 2022, there were $15.0 million of borrowings under the line of credit and $10.0 million of capacity available for additional borrowings.
In connection with the amortizing term mortgage and the 2021 Amended Term Loan, the Company recorded an immaterial amount of debt issuance costs and the 2021 Amended Term Loan was subject to an original issue discount. These amounts are being amortized to interest expense over the term of the respective agreements using the effective interest method. As of March 31, 2023 and December 31, 2022, unamortized original issue discount and debt issuance costs were $0.3 million.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Future aggregate annual principal payments on long-term debt as of March 31, 2023 is expected to be as follows (in thousands):

For the year ending:
Remainder of 2023	$447
2024	715
2025	1,397
2026	42,355
2027	176
Thereafter	7,015
Total principal payments	52,105
Less: unamortized original issue discount and debt issuance costs	(258)
Less: current portion, net of unamortized original issue discount and debt issuance costs	(550)
Long-term debt, net of unamortized original issue discount and debt issuance costs	$51,297

As of March 31, 2023, the Company was not in compliance with all debt covenants, specifically the covenant restricting the amount of repurchases of common stock, which includes RSU net share settlements, and the covenant related to the requirement to maintain all deposit, operating and collateral accounts with CIBC with certain exceptions during the period. A waiver was obtained from CIBC. The Company does not believe non-compliance with this covenant had any material impact on the Company or its operations.
Defined Contribution Plans
The Company sponsors a U.S. 401(k) defined contribution plan for all eligible employees who elect to participate. The Company is permitted to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. Effective January 1, 2018, the Company matches up to 4.50% of each participant’s eligible compensation. The Company’s actual contribution may be reduced by certain available forfeitures, if any, during the plan year. No discretionary profit-sharing contributions were made during the three months ended March 31, 2023 and 2022. The Company’s 401(k) matching contributions for the three months ended March 31, 2023 and 2022 were $0.3 million and $0.2 million, respectively.
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
As of March 31, 2023, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
NOTE 5 - STOCK INCENTIVE PLANS
2009 and 2019 Stock Plans
In 2009, the Board of Directors approved the 2009 Stock Plan ("2009 Stock Plan"). As amended in 2015, the 2009 Stock Plan permitted the Company to grant up to 16,495,150 shares of common stock. In January 2018, the Company increased the number of shares of common stock reserved under the 2009 Stock Plan by 535,130 shares, from 16,495,150 shares to 17,030,280. In April 2019, the Board of Directors approved the adoption of the 2019 Stock Plan ("2019 Stock Plan", and together with the 2009 Stock Plan, "Stock Plans"). The 2019 Stock Plan permitted the Company to grant up to 8,173,970 additional shares, increasing the overall common stock reserved for grant under the Stock Plans to 25,204,250 shares. In September 2021, the Board of Directors approved the grant of 8,679,380 restricted stock units under the 2019 Stock Plan, covering an aggregate of 4,339,690 shares of each of Class A and LT50 common stock effective immediately prior to the effectiveness of the Company's IPO Registration Statement on Form S-1 ("IPO Registration Statement") on November 9, 2021. On November 9, 2021, the Board of Directors amended and restated the 2019 Stock Plan to, among other things, increase the common stock reserved for issuance under the 2019 Stock Plan to an aggregate of 16,856,770 shares of Class A and LT50 common stock.
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
2021 Incentive Plans
In November 2021, the Board of Directors adopted, and its stockholders approved, the 2021 Incentive Plans, which both became effective immediately before the effectiveness of the IPO Registration Statement and use a combined share reserve. Under the 2021 Incentive Plans, 11,676,932 shares of Class A common stock were initially reserved for issuance pursuant to a variety of stock-based awards, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs"), and other forms of equity and cash compensation under the 2021 Plan and purchase rights and matching awards under the Matching Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Plans will be increased upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A or LT50 common stock underlying outstanding stock-based awards granted under the 2019 Stock Plan. The number of shares of Class A common stock reserved for issuance under the 2021 Incentive Plans as of March 31, 2023 and December 31, 2022 was 22,282,735 shares and 17,336,973 shares, respectively. The number of shares will automatically increase each subsequent January 1 through January 1, 2031, by the lesser of (A) 6% of the aggregate number of shares of all classes of common stock outstanding on the immediately preceding calendar year, or (B) such lesser number of shares as determined by the Company’s board of directors or compensation committee; provided, however, that no more than 87,576,990 shares of Class A common stock may be issued upon the exercise of incentive stock options.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Matching Plan
The Matching Plan operates using consecutive three-month offering periods that commenced on March 15, 2022. Employees, consultants and directors (collectively, "Service Providers") of the Company can participate in the Matching Plan by electing to contribute compensation through payroll deductions or from fee payments or may be granted discretionary awards under the Matching Plan. On the last day of the offering period the contributions made during the offering period are used to purchase shares of Class A common stock.
The price at which Class A common stock is purchased under the Matching Plan equals the average of the high and low trading price of a share of Class A common stock as of the last trading day of the offering period. At the end of each offering period, the Company may provide a discretionary match up to 1/10 of a share of Class A common stock for each share of Class A common stock purchased by or issued to a service provider under the Matching Plan that is retained through the end of the applicable offering period. No fractional shares will be issued by the Company. The Company will round to the nearest full share for shares purchased by a service provider as well as any matched shares issued to a service provider under the Matching Plan. The match rate applicable to each offering period shall be limited to 1.50% of the shares of any class of capital stock outstanding as of the exercise date applicable to such offering period. The Company estimates the fair value of matched shares provided under the Matching Plan using the Black-Scholes option-pricing model on the date of grant. The Company recognizes stock-based compensation expense related to the matched shares pursuant to its Matching Plan on a straight-line basis over the applicable three-month offering period.
Service Providers who participated in the Matching Plan for the offering period ended March 14, 2023 purchased a total of 147,319 Class A common shares, based on a purchase price of $7.46, resulting in gross cash proceeds to the Company of $1.1 million.
For the offering period ended March 14, 2023, the Company elected to match each share of Class A common stock purchased by or issued under the Matching Plan with 1/20 of a share of Class A common stock. During the three months ended March 31, 2023, the Company granted 16,098 shares of Class A common stock under the Matching Plan.
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
Pursuant to the Company's Non-Employee Director Compensation Program, which was adopted under the 2021 Incentive Plans, the Company granted no Class A common stock RSUs for the three months ended March 31, 2023. A total of 2,313 Class A common RSUs vested during the three months ended March 31, 2023 related to previously-granted RSU awards as the quarterly service conditions were satisfied.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
During the three months ended March 31, 2023, RSU activity for Service Providers and non-employee directors was as follows:

	Class A Common Stock	LT50 Common Stock	Weighted average grant date fair value per share
Outstanding at December 31, 2022	3,379,657	3,304,643	$33.88
RSUs vested	(123,549)	(119,890)	$33.35
RSUs cancelled/forfeited/expired	(53,253)	(53,253)	$40.91
Outstanding at March 31, 2023	3,202,855	3,131,500	$33.88

As of March 31, 2023, there was $190.4 million of unamortized stock-based compensation cost related to unvested RSUs, which is expected to be recognized over the remaining weighted average life of 6.03 years. As of December 31, 2022, there was $204.2 million of unamortized stock-based compensation cost related to unvested RSUs, which was expected to be recognized over the remaining weighted average life of 6.23 years.
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
The Company has only granted options under the Stock Plans. Options typically vest over four years and are exercisable at any time after the grant date, provided that Service Providers exercising unvested options receive restricted common stock that is subject to repurchase at the original exercise price upon termination of service. The repurchase right lapses in accordance with the vesting schedule of the exercised option. Early exercises of options prior to vesting are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises of unvested options are recorded as a liability. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. There was an immaterial amount of exercised restricted common stock repurchased during the three months ended March 31, 2023 and 2022.
As of March 31, 2023 and December 31, 2022, there were 697,275 and 813,311 shares subject to repurchase, respectively, related to unvested stock options that had been early exercised. As of March 31, 2023 and December 31, 2022, the Company recorded a liability related to shares subject to repurchase of $1.1 million and $1.3 million, respectively, which is included within Accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets. These amounts are reclassified to Common stock and Additional paid-in capital as the underlying shares vest.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

A summary of the Company's stock option activity was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Outstanding at December 31, 2022	6,301,650	$1.67	5.20
Options exercised	(50,994)	$1.28
Options cancelled/forfeited/expired	(29,295)	$2.69
Outstanding at March 31, 2023	6,221,361	$1.67	4.92
Exercisable at March 31, 2023	6,071,111	$1.50	4.88

The total pretax intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was $0.4 million and $5.2 million, respectively. The total pretax intrinsic value of options outstanding at March 31, 2023 and December 31, 2022 was $41.3 million and $46.0 million, respectively. The intrinsic value is the difference between the estimated fair market value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. No options were granted during the three months ended March 31, 2023 and 2022.
As of March 31, 2023, there was $7.2 million of unrecognized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.09 years. As of December 31, 2022, there was $8.1 million of unrecognized stock-based compensation cost related to unvested stock options, which was expected to be recognized over a weighted average period of 1.21 years.
Cash received from option exercises and purchases of shares under the Stock Plans for the three months ended March 31, 2023 and 2022 was $0.1 million and $0.3 million, respectively.
Stock-Based Compensation
The following table summarizes the stock-based compensation expense recognized for options granted under the 2009 Stock Plan, options and RSUs granted under the 2019 Stock Plan, RSUs granted under the 2021 Plan and matching shares issued under the Matching Plan (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	$900	$1,006
Matching shares	249	2
Restricted stock units	9,512	13,659
Stock-based compensation	$10,661	$14,667

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Stock-based compensation expense is allocated based on the cost center to which the award holder spent time during the reported periods. Stock-based compensation expense is included in the following components of expenses on the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue, net	$3,306	$4,908
Research and development	2,206	2,708
General and administrative	2,644	4,975
Sales and marketing	1,848	2,076
Stock-based compensation expense	$10,004	$14,667

Stock-based compensation capitalized as internally developed software costs was $0.7 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.
NOTE 6 - INCOME TAXES
For the three months ended March 31, 2023, the Company prepared its interim tax provision by applying a year-to-date effective tax rate, which the Company believes results in the best estimate of the annual effective tax rate.
For the three months ended March 31, 2023 and 2022, the Company recorded a provision for income taxes of $1.8 million and $1.6 million, respectively, which resulted in effective tax rates of (44.3)% and (28.4)%, respectively.
The principal reasons for the difference between the statutory rate and the effective rate for 2023 were primarily due to non-deductible stock-based compensation and the change in the valuation allowance. The principal reason for the difference between the statutory rate and the effective rate for 2022 was due to the change in valuation allowance.
The Company follows the provisions of Accounting Standards Codification ("ASC") 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. As of March 31, 2023 and December 31, 2022, the Company recorded an uncertain tax position liability, inclusive of interest and penalties, of $1.3 million and $1.2 million respectively, within Other liabilities on the Condensed Consolidated Balance Sheets. This liability includes an immaterial amount of interest and penalties as of March 31, 2023 and no interest and penalties as of December 31, 2022.
The Company is subject to income taxes in U.S. federal and various state, local and foreign jurisdictions. The Company's federal and state returns for the tax years ended from December 2018 to December 2021 remain open to examination.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 7 - NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator
Net loss, basic and diluted	$(5,945)	$(7,376)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	81,768,429	80,147,208
Net loss per share, basic and diluted	$(0.07)	$(0.09)

The rights, including the liquidation and dividend rights, of the holders of Class A, LT10 and LT50 common stock are identical, except with respect to voting, conversion and transfer rights. Each share of Class A common stock is entitled to one vote per share, each share of LT10 common stock is entitled to 10 votes per share and each share of LT50 common stock is entitled to 50 votes per share. Each share of LT10 and LT50 common stock is convertible into one share of Class A common stock voluntarily at the option of the holder after the satisfaction of certain requirements, which includes a 10-month notice period for LT10 common stock and a 50-month notice period for LT50 common stock to convert to Class A common stock, or automatically upon certain events. The Class A common stock has no conversion rights. As the liquidation and dividend rights are identical for Class A, LT10 and LT50 common stock, the undistributed earnings are allocated on a proportional basis based on the number of weighted average shares within each class of common stock during the period and the resulting net loss per share attributable to common stockholders will be the same for the Class A, LT10 and LT50 common stock on an individual or combined basis.
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Weighted average stock options	4,329,958	6,067,912
Matching shares	7,678	39,756
Total	4,337,636	6,107,668

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
NOTE 8 - EQUITY
On May 10, 2022, the Executive Committee of the Board of Directors approved a share repurchase program with authorization to purchase up to $50.0 million of shares of Class A common stock ("2022 Share Repurchase Program"). The Company may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 ("Exchange Act"), in accordance with applicable securities laws and other restrictions. The actual timing, manner, price and total amount of future repurchases will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of loan agreements and other considerations. The 2022 Share Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and the program may be suspended or terminated at any time by the Company at its discretion without prior notice.
During the three months ended March 31, 2023, the Company did not repurchase any shares of Class A common stock under the 2022 Share Repurchase Program.
NOTE 9 - RELATED PARTY TRANSACTIONS
During the three months ended March 31, 2023 and 2022, Expensify, Inc. contributed $0.1 million and $0.9 million, respectively, to its wholly-owned subsidiary, Expensify.org, a nonprofit benefit organization established by the Company. There were immaterial commitments from Expensify, Inc. that remained open for contribution as of March 31, 2023 and December 31, 2022.
There are no other significant related party transactions for the Company as of March 31, 2023, except as noted elsewhere in these condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Annual Report"). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. "Risk Factors" in our 2022 Annual Report and included elsewhere in this Quarterly Report on Form 10-Q. See "Special Note Regarding Forward-Looking Statements."
OVERVIEW
Expensify is a cloud-based expense management software platform that helps the smallest to the largest businesses simplify the way they manage money. Every day, people from all walks of life in organizations around the world use Expensify to scan and reimburse receipts from flights, hotels, coffee shops, office supplies and ride shares. Since our founding in 2008, we have added over 12 million members to our community and processed and automated over 1.4 billion expense transactions on our platform as of March 31, 2023, freeing people to spend less time managing expenses and more time doing the things they love. For the quarter ended March 31, 2023, an average of 747,000 paid members across 47,800 companies and over 200 countries and territories used Expensify to make money easy.
Components of Results of Operations
Revenue
We generate revenue from subscription fees based on the usage of our cloud-based expense management software platform under arrangements paid monthly in arrears that are either (i) month-to-month and can be terminated by either party without penalty at any time or (ii) annual arrangements based on a minimum number of monthly members. Annual subscription customers who wish to terminate their contracts before the end of the term are required to pay the remaining obligation in full plus any fees or penalties set forth in the agreement. We charge our customers subscription fees for access to our platform based on the number of monthly active members and level of service. The contractual price is based on either negotiated fees or rates published on our website. We generate most of our revenue from customers who have a credit card or debit card on file with us that is automatically charged each month. Virtually all of our customers have a standard terms of service contract, with the few exceptions on bespoke service contracts.
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
We offer a cashback rewards program to all customers based on volume of Expensify Card transactions and software as a service ("SaaS") subscription tier. Cashback rewards are earned on a monthly basis and are paid out the following month. We consider our cashback payments to customers as consideration payable to a customer, and the payments are recorded as contra revenue within Revenue on the Condensed Consolidated Statements of Operations. We also record a cashback rewards liability that represents the consideration payable to customers for earned cashback rewards. The cashback rewards fluctuate over time as customers meet eligibility requirements in conjunction with the applicable SaaS subscription tier of each customer and the timing of payments made to customers. Additional details pertaining to the Company's cashback program can be found in Part I, Item 1A. "Risk Factors" in our 2022 Annual Report. Subsequent to the date the 2022 Annual Report was filed with the SEC and effective as of March 2023, the Company removed a $25,000 monthly threshold for companies to qualify for 1% cash back and now offers a minimum of 1% cash back for all purchases.
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

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Expensify interchange amount	$2,261	$1,220
Vendor fees	(189)	(97)
Consideration from a vendor, net	$2,072	$1,123

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
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related expenses, including stock-based compensation, advertising expenses, branding and public relations expenses, referral fees for strategic partners and other benefits that we provide to our referral and affiliate partners, and depreciation expense. We expect sales and marketing expenses will increase as we expand our sales efforts to pursue our market opportunity.
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
The following table sets forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share data)
Revenue	$40,101	$40,370
Cost of revenue, net(1)	15,775	14,133
Gross margin	24,326	26,237
Operating expenses:
Research and development(1)	5,418	3,701
General and administrative(1)	12,429	14,006
Sales and marketing(1)	9,183	13,372
Total operating expenses	27,030	31,079
Loss from operations	(2,704)	(4,842)
Interest and other expenses, net	(1,416)	(902)
Loss before income taxes	(4,120)	(5,744)
Provision for income taxes	(1,825)	(1,632)
Net loss	$(5,945)	$(7,376)
Net loss per share:
Basic and diluted	$(0.07)	$(0.09)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	81,768,429	80,147,208
Net loss margin	(15)%	(18)%

(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenue, net	$3,306	$4,908
Research and development	2,206	2,708
General and administrative	2,644	4,975
Sales and marketing	1,848	2,076
Total stock-based compensation expense	$10,004	$14,667

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Revenue	$40,101	$40,370	$(269)	(1)%

Revenue decreased by $0.3 million, or 1%, for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to an increase in contra revenue related to cashback payments driven by the increased adoption and spend captured from members using the Expensify Card.
Cost of Revenue, Net and Gross Margin

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Cost of revenue, net	$15,775	$14,133	$1,642	12%
Gross margin	$24,326	$26,237	$(1,911)	(7)%
Gross margin %	61%	64%

Cost of revenue, net increased by $1.6 million, or 12%, for the three months ended March 31, 2023 compared to the same period in 2022. Cost of revenue, net increased primarily due to increased outsourcing activities related to maintaining our platform along with a higher volume of payment processing fees directly related to an increase in reimbursement activity and increased efforts in support and implementation services. These increases were partially offset by an increase in Consideration from a vendor, net, driven primarily by the increased adoption and spend captured from members using the Expensify Card, which reduced Cost of revenue, net by $2.1 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.
Gross margin decreased to 61% for the three months ended March 31, 2023 compared to 64% in the same period in 2022 primarily due to the increase in Cost of revenue, net due to the factors described in the preceding paragraph.
OPERATING EXPENSES
Research and Development

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Research and development	$5,418	$3,701	$1,717	46%

Research and development expenses increased by $1.7 million, or 46%, for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to an increase in employee and external contributor time spent on project initiatives and new product features.

General and Administrative

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
General and administrative	$12,429	$14,006	$(1,577)	(11)%

General and administrative expenses decreased by $1.6 million, or 11%, for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to a decrease in employee time allocated to administrative functions resulting from one-time planning and implementation activities incurred in 2022 for first year compliance with Section 404 of the Sarbanes-Oxley Act and other new public company requirements.
Sales and Marketing

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Sales and marketing	$9,183	$13,372	$(4,189)	(31)%

Sales and marketing expenses decreased by $4.2 million, or 31%, for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to a decrease in advertising and marketing event spend partially offset by an increase in outsourcing activities related to sales and product demos.
Interest and Other Expenses, Net

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Interest and other expenses, net	$(1,416)	$(902)	$(514)	57%

Interest and other expenses, net increased by $0.5 million, or 57%, for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to increased interest expense incurred under the 2021 Amended Term Loan (as defined below) and revolving line of credit facility due to increases in CIBC's reference rate.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$(1,825)	$(1,632)	$(193)	12%

We recorded a provision for income taxes of $1.8 million during the three months ended March 31, 2023 compared to a provision for income taxes of $1.6 million for the same period in 2022.
During the three months ended March 31, 2023 and 2022, our effective income tax rate was (44.3)% and (28.4)%, respectively. The effective income tax rate differs from the statutory rate in 2023 primarily due to non-deductible stock-based compensation and the change in the valuation allowance. The principal reason for the difference between the statutory rate and the effective rate for 2022 was due to the change in valuation allowance.

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
KEY BUSINESS METRICS
Paid Members
We believe that our ability to increase the number of paid members on our platform will drive our success as a business. Companies pay for subscriptions on behalf of employees and contractors who use the platform, whom we refer to as paid members. We define paid members as the average number of users (employees, contractors, volunteers, team members, etc.) who are billed on Collect or Control plans during any particular quarter. For small and medium businesses ("SMBs") or sole proprietors with only one employee, the business owner may also be the only paid member.
The following table sets forth the average number of paid members (in thousands):

Three months ended	Paid members
March 31, 2023	747
March 31, 2022	706

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

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Adjusted EBITDA	$8,713	$10,992
Adjusted EBITDA margin	22%	27%

Non-GAAP Net Income and Non-GAAP Net Income Margin
We define non-GAAP net income as net loss from operations in accordance with GAAP excluding stock-based compensation. Through the fourth quarter of 2021, non-GAAP net income also excluded bonus costs related to our IPO, which we consider to be the discretionary cash bonuses paid to our employees during 2021. These IPO-related bonus costs impacted the second, third and fourth quarters of 2021, but did not impact any subsequent quarters. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources" in our 2022 Annual Report for further detail over the discretionary cash bonuses paid to employees in 2021. We define non-GAAP net income margin as non-GAAP net income divided by total revenue for the same period. We are focused on profitable growth and we consider non-GAAP net income to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of stock-based compensation expense, which is not considered indicative of the core operating performance of our business.

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Non-GAAP net income	$4,059	$7,291
Non-GAAP net income margin	10%	18%

Reconciliations of Non-GAAP Financial Measures
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Net loss	$(5,945)	$(7,376)
Net loss margin	(15)%	(18)%
Add:
Provision for income taxes	1,825	1,632
Interest and other expenses, net	1,416	902
Depreciation and amortization	1,413	1,167
Stock-based compensation	10,004	14,667
Adjusted EBITDA	$8,713	$10,992
Adjusted EBITDA margin	22%	27%

Non-GAAP Net Income and Non-GAAP Net Income Margin

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Net loss	$(5,945)	$(7,376)
Net loss margin	(15)%	(18)%
Add:
Stock-based compensation	10,004	14,667
Non-GAAP net income	$4,059	$7,291
Non-GAAP net income margin	10%	18%

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through our cash flow from operations, sales of our equity securities and borrowings under our credit facilities. In November 2021, upon completion of our IPO, we received aggregate net proceeds of approximately $57.5 million after deducting underwriting discounts and commissions of approximately $4.9 million and offering costs of approximately $8.0 million. As of March 31, 2023, we had $111.2 million in cash and cash equivalents. As of March 31, 2023, we had $67.1 million in outstanding indebtedness.
Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support growth in our business and our need to respond to business opportunities, challenges or unforeseen circumstances. We believe that our existing cash resources will be sufficient to finance our continued operations and growth strategy for the next 12 months and for the foreseeable future.

CASH FLOWS
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$7,642	$11,223
Net cash used in investing activities	(898)	(673)
Net cash provided by financing activities	141	218
Net increase in cash and cash equivalents and restricted cash	$6,885	$10,768

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities was $7.6 million for the three months ended March 31, 2023 compared to $11.2 million for the same period in 2022. The decrease was primarily due to a decrease in revenue, an increase in employee and external contributor time spent on project initiatives and new product features, increased outsourcing activities related to maintaining our platform, a higher volume of payment processing fees directly related to an increase in reimbursement activity, and increased efforts in support and implementation services offset by the timing of the payments for our operating expenses and a decrease in settlement liabilities due to the increase in reimbursement activity.
CASH FLOWS FROM INVESTING ACTIVITIES
During the three months ended March 31, 2023, net cash used in investing activities was $0.9 million, primarily consisting of software development costs.
Net cash used in investing activities increased for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to an increase in internally developed software costs offset by a decrease in purchases related to the build-out of offices in Portland and San Francisco.
CASH FLOWS FROM FINANCING ACTIVITIES
During the three months ended March 31, 2023, net cash provided by financing activities was $0.1 million, primarily consisting of proceeds from common stock purchased under the Matching Plan, offset by payments for employee taxes withheld from stock-based awards.
During the three months ended March 31, 2022, net cash provided by financing activities primarily consisted of proceeds from the issuance of common stock on exercise of stock options, offset by principal payments of the term loan and principal payments of finance leases.
CREDIT FACILITIES
Amortizing Term Mortgage
In August 2019, we entered into an $8.3 million amortizing term mortgage agreement with CIBC for our commercial building in Portland, Oregon. The agreement requires interest and principal payments be made each month over a 30-year period. Interest accrues at a fixed rate of 5.00% per year until August 2024, at which point the interest rate changes to the Wall Street Journal Prime Rate less 0.25% for the remaining term of the mortgage. The borrowings are secured by the building. The outstanding balance of the amortizing term mortgage was $7.8 million as of March 31, 2023.
Loan and Security Agreement
In September 2021, we amended and restated our loan and security agreement with CIBC ("2021 Amended Term Loan") to refinance the existing non-amortizing and amortizing term loans, establish a single term loan of up to $75.0 million, consisting of a $45.0 million initial term loan effective immediately with an option to enter into an additional $30.0 million delayed term loan, and increase the monthly revolving line of credit to $25.0 million. The option for the delayed term loan expired in March 2023. The term loan and revolving line of credit mature in September 2026 and September 2024, respectively. Approximately $23.5 million of the loan proceeds were used to immediately repay the remaining balances under the amortizing and non-amortizing term loans at the time of the amendment, as well as commitment fees and other debt issuance costs associated with the amendment. The remaining proceeds from the initial term loan were utilized to fund our normal business operations.
Under the 2021 Amended Term Loan, the initial term loan of $45.0 million is payable over a 60 month period with principal and accrued interest payments due each quarter thereafter, which commenced with the first payment due on September 30, 2021. Quarterly principal payments are fixed and escalate throughout the term. The amounts borrowed bear interest at the bank’s reference rate plus 2.25% (10.25% as of March 31, 2023) and continue on a quarterly basis through the maturity of the term loan. The borrowings are secured by substantially all our assets. The outstanding balances of the 2021 Amended Term Loan and revolving line of credit were $44.3 million and $15.0 million, respectively, as of March 31, 2023.
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
As of March 31, 2023, the Company was not in compliance with all debt covenants, specifically the covenant restricting the amount of repurchases of common stock, which includes RSU net share settlements, and the covenant related to the requirement to maintain all deposit, operating and collateral accounts with CIBC with certain exceptions during the period. A waiver was obtained from CIBC. The Company does not believe non-compliance with this covenant had any material impact on the Company or its operations. The Company expects to be in compliance with all debt covenants, or to have received waivers for any non-compliance, by the end of the fiscal quarter ending June 30, 2023.
Contractual Obligations and Commitments
As of March 31, 2023, there have been no material changes in our contractual obligations and commitments as disclosed in our 2022 Annual Report.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms whereby we agree to indemnify customers, issuing banks, card networks, vendors and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Changes in Stockholders’ Equity, or Condensed Consolidated Statements of Cash Flows.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report.
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
Effective December 31, 2022, based on the market value of our common stock held by non-affiliates as of June 30, 2022, we were deemed to be a large accelerated filer and no longer qualified as an EGC. As a result, we must now comply with all financial disclosure and governance requirements applicable to large accelerated filers. The effect of the loss of EGC status and the impact on the adoption of new accounting pronouncements is discussed further in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk from the disclosure included under “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Annual Report.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
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
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in "Part I, Item IA. Risk Factors" of our 2022 Annual Report. You should carefully read and consider the risks and uncertainties, together with all of the other information included in the 2022 Annual Report and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, and other documents that we file with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASE OF EQUITY SECURITIES
The following table sets forth information regarding our purchases of shares of Class A common stock during the three months ended March 31, 2023:

	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program(1)
January 1 - 31, 2023	—	$—	—	$44,000,000
February 1 - 28, 2023	—	$—	—	$44,000,000
March 1 - 31, 2023	—	$—	—	$44,000,000
Total	—		—
(1)On May 12, 2022, we announced the approval of a share repurchase program with authorization to purchase up to $50.0 million of our Class A common stock at management’s discretion. The repurchase program does not have an expiration date, does not obligate us to repurchase any specific number of shares and may be modified, suspended or terminated at any time at our discretion. At March 31, 2023, we had approximately $44.0 million remaining under the share repurchase authorization, not including amounts used for net share settlement of vested equity incentive awards.

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits

Incorporated by Reference

Exhibit No.	Name	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-41043	3.1	March 8, 2023

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-41043	3.2	November 15, 2021

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

EXPENSIFY, INC.

Date: May 9, 2023	By:	/s/ David Barrett
David Barrett
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Ryan Schaffer
Ryan Schaffer
Chief Financial Officer
(Principal Financial Officer)