Form 10-Q
period 2023-06-30
Expensify, Inc.
filed 2023-08-09
CIK 1476840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes ☐ No ☒
The registrant had outstanding 68,420,787 shares of Class A common stock, par value of $0.0001 per share, 7,333,619 shares of LT10 common stock, par value $0.0001 per share, and 7,093,750 shares of LT50 common stock, par value $0.0001 per share, as of August 4, 2023.

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
iii

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements

1

Expensify, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	As of June 30,	As of December 31,
	2023	2022
Assets
Cash and cash equivalents	$97,795	$103,787
Accounts receivable, net	14,922	16,448
Settlement assets, net	39,276	35,838
Prepaid expenses	5,050	8,825
Other current assets	24,606	22,217
Total current assets	181,649	187,115
Capitalized software, net	8,617	6,881
Property and equipment, net	14,545	14,492
Lease right-of-use assets	6,417	745
Deferred tax assets, net	409	344
Other assets	749	664
Total assets	$212,386	$210,241
Liabilities and stockholders' equity
Accounts payable	$1,691	$1,059
Accrued expenses and other liabilities	11,650	9,070
Borrowings under line of credit	15,000	15,000
Current portion of long-term debt, net of original issue discount and debt issuance costs	557	551
Lease liabilities, current	278	800
Settlement liabilities	32,500	33,882
Total current liabilities	61,676	60,362
Lease liabilities, non-current	6,226	—
Other liabilities	1,441	1,204
Long-term debt, net of original issue discount and debt issuance costs	43,180	51,434
Total liabilities	112,523	113,000
Commitments and contingencies (Note 4)
Stockholders' equity:
Preferred stock, par value $0.0001; 10,000,000 shares of preferred stock authorized as of June 30, 2023 and December 31, 2022; no shares of preferred stock issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001; 1,000,000,000 shares of Class A common stock authorized as of June 30, 2023 and December 31, 2022; 68,347,794 and 68,238,245 shares of Class A common stock issued and outstanding as of June 30, 2023 and December 31, 2022, respectively; 24,996,238 and 24,997,561 shares of LT10 common stock authorized as of June 30, 2023 and December 31, 2022, respectively; 7,334,868 and 7,336,191 shares of LT10 common stock issued and outstanding as of June 30, 2023 and December 31, 2022, respectively; 24,999,020 shares of LT50 common stock authorized as of June 30, 2023 and December 31, 2022; 7,093,829 and 6,854,931 shares of LT50 common stock issued and outstanding as of June 30, 2023 and December 31, 2022, respectively
	7	7
Additional paid-in capital	216,422	194,807
Accumulated deficit	(116,566)	(97,573)
Total stockholders' equity	99,863	97,241
Total liabilities and stockholders' equity	$212,386	$210,241

See accompanying notes to Condensed Consolidated Financial Statements.
2

Expensify, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$38,884	$43,162	$78,985	$83,532
Cost of revenue, net	16,925	15,876	32,700	30,010
Gross margin	21,959	27,286	46,285	53,522
Operating expenses:
Research and development	5,094	3,584	10,512	7,285
General and administrative	11,712	15,432	24,141	29,438
Sales and marketing	14,714	12,244	23,897	25,616
Total operating expenses	31,520	31,260	58,550	62,339
Loss from operations	(9,561)	(3,974)	(12,265)	(8,817)
Interest and other expenses, net	(1,367)	(1,955)	(2,783)	(2,856)
Loss before income taxes	(10,928)	(5,929)	(15,048)	(11,673)
Provision for income taxes	(376)	(2,065)	(2,201)	(3,697)
Net loss	$(11,304)	$(7,994)	$(17,249)	$(15,370)
Net loss per share:
Basic and diluted	$(0.14)	$(0.10)	$(0.21)	$(0.19)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	82,011,477	80,473,097	81,890,624	80,311,053

See accompanying notes to Condensed Consolidated Financial Statements.
3

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Three months ended June 30, 2023
Balance at March 31, 2023	—	$—	82,806,528	$7	$206,207	$(103,518)	$102,696
Issuance of common stock on exercise of stock options	—	—	51,871	—	59	—	59
Vesting of early exercised stock options	—	—	—	—	186	—	186
Issuance of restricted stock units	—	—	3,760	—	30	—	30
Repurchases of early exercised stock options	—	—	(588)	—	(6)	—	(6)
Issuance of common stock under Matching Plan	—	—	278,425	—	977	—	977
Issuance of common stock in connection with restricted stock units vesting	—	—	261,840	—	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(120,852)	—	(858)	—	(858)
Repurchase and retirement of common stock	—	—	(504,493)	—	(1,256)	(1,744)	(3,000)
Stock-based compensation	—	—	—	—	11,083	—	11,083
Net loss	—	—	—	—	—	(11,304)	(11,304)
Balance at June 30, 2023	—	$—	82,776,491	$7	$216,422	$(116,566)	$99,863

See accompanying notes to Condensed Consolidated Financial Statements.
4

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Three months ended June 30, 2022
Balance at March 31, 2022	—	$—	81,606,993	$6	$157,743	$(73,282)	$84,467
Issuance of common stock upon exercise of stock options	—	—	101,345	—	183	—	183
Vesting of early exercised stock options	—	—	—	—	456	—	456
Issuance of restricted stock units	—	—	3,896	—	28	—	28
Repurchases of early exercised stock options	—	—	(10,740)	—	(16)	—	(16)
Issuance of common stock under Matching Plan	—	—	71,522	—	1,188	—	1,188
Stock-based compensation	—	—	—	—	14,379	—	14,379
Net loss	—	—	—	—	—	(7,994)	(7,994)
Balance at June 30, 2022	—	$—	81,773,016	$6	$173,961	$(81,276)	$92,691

See accompanying notes to Condensed Consolidated Financial Statements.
5

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Six months ended June 30, 2023
Balance at December 31, 2022	—	$—	82,429,367	$7	$194,807	$(97,573)	$97,241
Issuance of common stock on exercise of stock options	—	—	102,865	—	125	—	125
Vesting of early exercised stock options	—	—	—	—	402	—	402
Issuance of restricted stock units	—	—	5,308	—	61	—	61
Repurchases of early exercised stock options	—	—	(1,323)	—	(13)	—	(13)
Issuance of common stock under Matching Plan	—	—	441,842	—	2,076	—	2,076
Issuance of common stock in connection with restricted stock units vesting	—	—	507,153	—	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(204,228)	—	(1,524)	—	(1,524)
Repurchase and retirement of common stock	—	—	(504,493)	—	(1,256)	(1,744)	(3,000)
Stock-based compensation	—	—	—	—	21,744	—	21,744
Net loss	—	—	—	—	—	(17,249)	(17,249)
Balance at June 30, 2023	—	$—	82,776,491	$7	$216,422	$(116,566)	$99,863

See accompanying notes to Condensed Consolidated Financial Statements.
6

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Six months ended June 30, 2022
Balance at December 31, 2021	—	$—	81,400,860	$6	$142,515	$(65,906)	$76,615
Issuance of common stock upon exercise of stock options	—	—	307,075	—	435	—	435
Vesting of early exercised stock options	—	—	—	—	751	—	751
Issuance of restricted stock units	—	—	6,629	—	46	—	46
Repurchase of early exercised stock options	—	—	(13,070)	—	(20)	—	(20)
Issuance of common stock under Matching Plan	—	—	71,522	—	1,188	—	1,188
Stock-based compensation	—	—	—	—	29,046	—	29,046
Net loss	—	—	—	—	—	(15,370)	(15,370)
Balance at June 30, 2022	—	$—	81,773,016	$6	$173,961	$(81,276)	$92,691

See accompanying notes to Condensed Consolidated Financial Statements.
7

Expensify, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(17,249)	$(15,370)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,789	2,735
Reduction of operating lease right-of-use assets	334	358
Loss on impairment, receivables and sale or disposal of equipment	402	475
Stock-based compensation expense	20,345	28,428
Amortization of original issue discount and debt issuance costs	49	21
Deferred tax assets	(65)	(319)
Changes in assets and liabilities:
Accounts receivable, net	1,358	(906)
Settlement assets, net	(5,244)	(8,999)
Prepaid expenses	3,775	2,006
Related party loan receivable	—	14
Other current assets	(952)	1,193
Other assets	(88)	2
Accounts payable	632	(1,583)
Accrued expenses and other liabilities	2,670	(1,366)
Operating lease liabilities	(294)	(404)
Settlement liabilities	(1,382)	19,910
Other liabilities	128	963
Net cash provided by operating activities	7,208	27,158
Cash flows from investing activities:
Purchases of property and equipment	(479)	(267)
Software development costs	(2,043)	(468)
Net cash used in investing activities	(2,522)	(735)
Cash flows from financing activities:
Principal payments of finance leases	(404)	(394)
Principal payments of term loan	(8,300)	(297)
Repurchases of early exercised stock options	(13)	(20)
Proceeds from common stock purchased under Matching Plan	2,076	1,188
Proceeds from issuance of common stock on exercise of stock options	125	519
Payments for employee taxes withheld from stock-based awards	(1,524)	—
Repurchase and retirement of common stock	(3,000)	—
Net cash (used in) provided by financing activities	(11,040)	996
Net (decrease) increase in cash and cash equivalents and restricted cash	(6,354)	27,419
Cash and cash equivalents and restricted cash, beginning of period	147,710	125,315
Cash and cash equivalents and restricted cash, end of period	$141,356	$152,734
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,912	$1,750
Cash paid for income taxes	$2,251	$606
Noncash investing and financing items:
Stock-based compensation capitalized as software development costs	$1,399	$618
Right-of-use assets acquired through operating leases	$6,402	$—
Accrued property and equipment	$373	$—
Reconciliation of cash and cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$97,795	$105,537
Restricted cash included in other current assets	20,986	16,077
Restricted cash included in settlement assets, net	22,575	31,120
Total cash, cash equivalents and restricted cash	$141,356	$152,734

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
Results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other future annual or interim period.
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
Significant estimates and assumptions by management affect the Company’s classification of employee and employee-related expenses, the useful lives and recoverability of long-lived assets, income taxes, capitalization of internal-use software costs, stock-based compensation and the Company's incremental borrowing rate (IBR) utilized to measure its operating lease assets and lease liabilities.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Updates to Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 of the 2022 Annual Report. Since the date the 2022 Annual Report was filed with the SEC, there have been no material changes to the Company's significant accounting policies, including the status of recent accounting pronouncements adopted, other than those detailed below.
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
As a result of no longer qualifying as an emerging growth company as of December 31, 2022, the Company was required to adopt Topic 326 retroactive to January 1, 2022. The Company was not required to amend quarterly filings issued subsequent to January 1, 2022 in which the Company filed under the legacy credit loss guidance of Accounting Standards Codification ("ASC") Topic 310. As such, the 2022 Annual Report was the first period under which the Company reported credit loss estimates in accordance with Topic 326. The adoption of Topic 326 did not have a material impact on the Company's financial position or results of operations as of and for the three and six months ended June 30, 2022.

NOTE 2 - REVENUE AND CERTAIN STATEMENT OF OPERATIONS COMPONENTS
Revenue by geographic region, based on user address, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$35,487	$39,388	$72,122	$75,906
All other locations	3,397	3,774	6,863	7,626
Total revenue	$38,884	$43,162	$78,985	$83,532

No individual customer represented more than 10% of the Company’s total revenue during the three and six months ended June 30, 2023 and 2022.
Cashback Rewards
The Company offers a cashback rewards program to all Expensify Card customers based on volume of Expensify Card transactions and Software as a Service ("SaaS") subscription tier. Cashback rewards are earned on a monthly basis and paid out the following month. The Company considers the cashback payments to customers as consideration payable to a customer and it is recorded as contra revenue within Revenue on the Condensed Consolidated Statements of Operations. Cashback rewards for the three months ended June 30, 2023 and 2022 was $1.8 million and $0.7 million, respectively. Cashback rewards for the six months ended June 30, 2023 and 2022 was $3.0 million and $1.2 million, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Consideration From a Vendor, Net
The Company receives consideration from a vendor for monetizing Expensify Card activities. This consideration, net of credit card processing fees paid to the vendor, is included as a reduction to Cost of revenue, net within the Condensed Consolidated Statements of Operations. Consideration from a vendor, net for the three months ended June 30, 2023 and 2022 was $2.4 million and $1.5 million, respectively. Consideration from a vendor, net for the six months ended June 30, 2023 and 2022 was $4.5 million and $2.7 million, respectively.
NOTE 3 - CERTAIN BALANCE SHEET COMPONENTS
Other Current Assets
Other current assets consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Expensify Card posted collateral for funds held for customers	$9,024	$11,509
Cash in transit for funds held for customers	6,088	2,361
Expensify.org restricted cash	5,721	5,518
Income tax receivable	3,325	2,471
Expensify Payments LLC restricted cash	99	102
Matching Plan escrow and other restricted cash	54	52
Deferred contract acquisition costs	53	—
Other	242	204
Other current assets	$24,606	$22,217

Capitalized Software, Net
Capitalized software, net consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Capitalized software development costs	$17,139	$14,052
Less: accumulated amortization	(8,522)	(7,171)
Capitalized software, net	$8,617	$6,881

Amortization expense related to capitalized software development costs is recorded in Cost of revenue, net on the Condensed Consolidated Statements of Operations. Amortization expense was $0.8 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively. Amortization expense was $1.5 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Computers and equipment	$178	$178
Furniture and fixtures	1,855	1,698
Leasehold improvements	6,957	6,948
Commercial building	6,493	6,493
Land	4,151	4,151
Construction in progress	3,339	2,551
Total property and equipment	22,973	22,019
Less: accumulated depreciation	(8,428)	(7,527)
Property and equipment, net	$14,545	$14,492

Depreciation expense related to property and equipment is recorded in General and administrative and Sales and marketing on the Condensed Consolidated Statements of Operations. Depreciation expense related to property and equipment for the three months ended June 30, 2023 and 2022 was $0.4 million and $0.5 million, respectively. Depreciation expense related to property and equipment for the six months ended June 30, 2023 and 2022 was $0.9 million and $1.0 million, respectively.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Sales, payroll and other taxes payable	$3,254	$2,721
Professional fees	2,704	1,473
Partner payouts and advertising fees	1,444	669
Interest payable	1,389	1,318
Restricted common stock liability for early stock option exercises	881	1,283
Cashback rewards	524	223
Matching Plan payroll liability	183	195
Accrued expense reports	168	291
Commissions payable	135	—
Hosting and license fees	85	75
Credit card processing fees	41	22
Other	842	800
Accrued expenses and other liabilities	$11,650	$9,070

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
NOTE 4 - COMMITMENTS AND CONTINGENCIES
Finance and Operating Lease Arrangements
During the six months ended June 30, 2023, the Company entered into four operating lease agreements. The components of lease cost reflected in the Condensed Consolidated Statements of Operations for all leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Finance lease cost:
Amortization of ROU assets	$197	$198	$395	$395
Interest on lease liabilities	1	6	4	14
Total finance lease cost	198	204	399	409
Operating lease cost	244	173	430	358
Total lease cost	$442	$377	$829	$767

Other information related to leases was as follows (in thousands, except as noted within):

	As of June 30,	As of December 31,
	2023	2022
Finance lease ROU asset (included within Lease right-of-use assets)	$66	$461
Operating lease ROU asset (included within Lease right-of-use assets)	$6,351	$284
Weighted average remaining lease term (in years):
Finance leases	0.08	0.58
Operating leases	9.61	0.42
Weighted average discount rate:
Finance leases	2.50%	2.50%
Operating leases	8.30%	5.30%

Supplemental cash flow information related to leases was as follows (in thousands):

	Six months ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(322)	$(399)
Operating cash flows from finance leases	$(4)	$(14)
Financing cash flows from finance leases	$(404)	$(394)

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Maturities of lease liabilities as of June 30, 2023 were as follows (in thousands):

For the year ending:	Finance leases	Operating leases
Remainder of 2023	$68	$176
2024	—	838
2025	—	1,079
2026	—	1,018
2027	—	1,033
Thereafter	—	5,562
Total future lease payments	68	9,706
Less: imputed interest	—	(3,270)
Less: Lease liabilities, current	(68)	(210)
Lease liabilities, non-current	$—	$6,226

Amortizing Term Mortgage
In August 2019, the Company entered into an $8.3 million amortizing term mortgage agreement with Canadian Imperial Bank of Commerce ("CIBC") for the Company's commercial building located in Portland, Oregon. The agreement requires principal and interest payments due each month over a 30 year period. Interest accrues at a fixed rate of 5.00% per year until August 2024, at which point the interest rate changes to the Wall Street Journal Prime Rate less 0.25% for the remaining term of the mortgage. The borrowings are secured by the building. The outstanding balance of the amortizing term mortgage was $7.8 million as of June 30, 2023 and December 31, 2022.
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
Under the 2021 Amended Term Loan, the initial term loan of $45.0 million is payable over a 60 month period with principal and accrued interest payments due each quarter, commencing on September 30, 2021. The 2021 Amended Term Loan amortizes in equal quarterly installments of $0.1 million through September 30, 2024, $0.2 million beginning October 1, 2024 and $0.6 million beginning October 1, 2025, with any remaining principal balance due and payable on maturity. The amounts borrowed bear interest at the bank’s reference rate plus 2.25% (10.50% as of June 30, 2023) beginning on September 30, 2021 and continuing on a quarterly basis through maturity of the term loan. The borrowings are secured by substantially all the Company’s assets. As of June 30, 2023 and December 31, 2022, the outstanding balance of the 2021 Amended Term Loan was $36.2 million and $44.5 million, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
During the three months ended June 30, 2023, the Company made a prepayment of $8.0 million for the 2021 Amended Term Loan. As a result of this prepayment, the Company recorded an immaterial amount of loss on extinguishment within Interest and other expenses, net.
Monthly Revolving Line of Credit
The line of credit agreement, as amended with the 2021 Amended Term Loan, provides borrowings up to $25.0 million. Borrowings under the line of credit bear interest at CIBC’s reference rate plus 1.00% (9.25% as of June 30, 2023) and are secured by substantially all of the Company’s assets. As of June 30, 2023 and December 31, 2022, there were $15.0 million of borrowings under the line of credit and $10.0 million of capacity available for additional borrowings.
In connection with the amortizing term mortgage and the 2021 Amended Term Loan, the Company recorded an immaterial amount of debt issuance costs and the 2021 Amended Term Loan was subject to an original issue discount. These amounts are being amortized to interest expense over the term of the respective agreements using the effective interest method. As of June 30, 2023 and December 31, 2022, unamortized original issue discount and debt issuance costs were $0.2 million and $0.3 million, respectively.
Future aggregate annual principal payments on long-term debt as of June 30, 2023 is expected to be as follows (in thousands):

For the year ending:
Remainder of 2023	$297
2024	715
2025	1,398
2026	34,356
2027	176
Thereafter	7,014
Total principal payments	43,956
Less: unamortized original issue discount and debt issuance costs	(219)
Less: Current portion of long-term debt, net of unamortized original issue discount and debt issuance costs	(557)
Long-term debt, net of unamortized original issue discount and debt issuance costs	$43,180

As of June 30, 2023, the Company was not in compliance with all debt covenants, specifically the covenant restricting the amount of repurchases of common stock, which includes RSU net share settlements, and the covenant related to the requirement to maintain all deposit, operating and collateral accounts with CIBC with certain exceptions during the period. A waiver was obtained from CIBC. The Company does not believe non-compliance with these covenants had any material impact on the Company or its operations.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Defined Contribution Plans
The Company sponsors a U.S. 401(k) defined contribution plan for all eligible employees who elect to participate. The Company is permitted to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. Effective January 1, 2018, the Company matches up to 4.50% of each participant’s eligible compensation. The Company’s actual contribution may be reduced by certain available forfeitures, if any, during the plan year. No discretionary profit-sharing contributions were made during the three and six months ended June 30, 2023 and 2022. The Company’s 401(k) matching contributions for the three months ended June 30, 2023 and 2022 were $0.2 million. The Company’s 401(k) matching contributions for the six months ended June 30, 2023 and 2022 were $0.5 million and $0.4 million, respectively.
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
As of June 30, 2023, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.
NOTE 5 - STOCK INCENTIVE PLANS
2009 and 2019 Stock Plans
In 2009, the Board of Directors approved the 2009 Stock Plan ("2009 Stock Plan"). As amended in 2015, the 2009 Stock Plan permitted the Company to grant up to 16,495,150 shares of common stock. In January 2018, the Company increased the number of shares of common stock reserved under the 2009 Stock Plan by 535,130 shares, from 16,495,150 shares to 17,030,280 shares. In April 2019, the Board of Directors approved the adoption of the 2019 Stock Plan ("2019 Stock Plan", and together with the 2009 Stock Plan, "Stock Plans"). The 2019 Stock Plan permitted the Company to grant up to 8,173,970 additional shares, increasing the overall common stock reserved for grant under the Stock Plans to 25,204,250 shares. In September 2021, the Board of Directors approved the grant of 8,679,380 restricted stock units under the 2019 Stock Plan, covering an aggregate of 4,339,690 shares of each of Class A and LT50 common stock effective immediately prior to the effectiveness of the Company's IPO Registration Statement on Form S-1 ("IPO Registration Statement") on November 9, 2021. On November 9, 2021, the Board of Directors amended and restated the 2019 Stock Plan to, among other things, increase the common stock reserved for issuance under the 2019 Stock Plan to an aggregate of 16,856,770 shares of Class A and LT50 common stock.
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

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
2021 Incentive Plans
In November 2021, the Board of Directors adopted, and its stockholders approved, the 2021 Incentive Plans, which both became effective immediately before the effectiveness of the IPO Registration Statement and use a combined share reserve. Under the 2021 Incentive Plans, 11,676,932 shares of Class A common stock were initially reserved for issuance pursuant to a variety of stock-based awards, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs"), and other forms of equity and cash compensation under the 2021 Plan and purchase rights and matching awards under the Matching Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Plans will be increased upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A or LT50 common stock underlying outstanding stock-based awards granted under the 2019 Stock Plan. The number of shares of Class A common stock reserved for issuance under the 2021 Incentive Plans as of June 30, 2023 and December 31, 2022 was 22,282,735 shares and 17,336,973 shares, respectively. The number of shares will automatically increase each subsequent January 1 through January 1, 2031, by the lesser of (A) 6% of the aggregate number of shares of all classes of common stock outstanding on the immediately preceding calendar year, or (B) such lesser number of shares as determined by the Company’s board of directors or compensation committee; provided, however, that no more than 87,576,990 shares of Class A common stock may be issued upon the exercise of incentive stock options.
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
Service Providers who participated in the Matching Plan for the offering period ended June 14, 2023 purchased a total of 140,158 Class A common shares, based on a purchase price of $6.97, resulting in gross cash proceeds to the Company of $1.0 million.
Service Providers who participated in the Matching Plan for the offering period ended June 14, 2022 purchased a total of 67,946 Class A common shares, based on a purchase price of $17.42, resulting in gross cash proceeds to the Company of $1.2 million.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

For the offering period ended June 14, 2023, the Company elected to match each share of Class A common stock purchased by or issued under the Matching Plan with 1/20 of a share of Class A common stock. During the three and six months ended June 30, 2023, the Company granted a total of 20,748 and 36,846 shares, respectively, of Class A common stock as a matching contribution under the Matching Plan, net of a total of 6,817 shares withheld for taxes during the three months ended June 30, 2023.
For the offering period ended June 14, 2022, the Company elected to match each share of Class A common stock purchased by or issued under the Matching Plan with 1/20 of a share of Class A common stock. During the three and six months ended June 14, 2022, the Company granted a total of 3,576 shares of Class A common stock as a matching contribution under the Matching Plan.
In June 2023, the Company made a discretionary contribution under the Matching Plan to eligible Service Providers. During the three and six months ended June 30, 2023, the Company granted a total of 75,311 shares of Class A common stock as a discretionary contribution under the Matching Plan, net of a total of 35,391 shares withheld for taxes.
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
Pursuant to the Company's Non-Employee Director Compensation Program, which was adopted under the 2021 Incentive Plans, the Company granted 55,731 Class A common stock RSUs for the six months ended June 30, 2023. A total of 24,792 Class A common RSUs vested during the six months ended June 30, 2023 related to previously granted RSU awards as the quarterly service conditions were satisfied.
During the six months ended June 30, 2023, RSU activity for Service Providers and non-employee directors was as follows:

	Class A Common Stock	LT50 Common Stock	Weighted average grant date fair value per share
Outstanding at December 31, 2022	3,379,657	3,304,643	$33.88
RSUs granted	55,731	—	$8.17
RSUs vested	(266,381)	(238,898)	$32.65
RSUs cancelled/forfeited/expired	(100,709)	(100,709)	$40.92
Outstanding at June 30, 2023	3,068,298	2,965,036	$33.71

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of June 30, 2023, there was $177.8 million of unamortized stock-based compensation cost related to unvested RSUs, which is expected to be recognized over the remaining weighted average life of 5.80 years. As of December 31, 2022, there was $204.2 million of unamortized stock-based compensation cost related to unvested RSUs, which was expected to be recognized over the remaining weighted average life of 6.23 years.
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
The Company has only granted options under the Stock Plans. Options typically vest over four years and are exercisable at any time after the grant date, provided that Service Providers exercising unvested options receive restricted common stock that is subject to repurchase at the original exercise price upon termination of service. The repurchase right lapses in accordance with the vesting schedule of the exercised option. Early exercises of options prior to vesting are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises of unvested options are recorded as a liability. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. There was an immaterial amount of exercised restricted common stock repurchased during the six months ended June 30, 2023 and 2022.
As of June 30, 2023 and December 31, 2022, there were 584,037 and 813,311 shares subject to repurchase, respectively, related to unvested stock options that had been early exercised. As of June 30, 2023 and December 31, 2022, the Company recorded a liability related to shares subject to repurchase of $0.9 million and $1.3 million, respectively, which is included within Accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets. These amounts are reclassified to Common stock and Additional paid-in capital as the underlying shares vest.
A summary of the Company's stock option activity was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Outstanding at December 31, 2022	6,301,650	$1.67	5.20
Options exercised	(102,865)	$1.21
Options cancelled/forfeited/expired	(44,789)	$3.40
Outstanding at June 30, 2023	6,153,996	$1.66	4.63
Exercisable at June 30, 2023	6,024,296	$1.46	4.59

The total pretax intrinsic value of options exercised during the six months ended June 30, 2023 and 2022 was $0.7 million and $7.8 million, respectively. The total pretax intrinsic value of options outstanding at June 30, 2023 and December 31, 2022 was $39.9 million and $46.0 million, respectively. The intrinsic value is the difference between the estimated fair market value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

As of June 30, 2023, there was $6.0 million of unrecognized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 0.98 years. As of December 31, 2022, there was $8.1 million of unrecognized stock-based compensation cost related to unvested stock options, which was expected to be recognized over a weighted average period of 1.21 years.
Cash received from option exercises and purchases of shares under the Stock Plans for the six months ended June 30, 2023 and 2022 was $0.1 million and $0.5 million, respectively.
Stock-Based Compensation
The following table summarizes the stock-based compensation recognized for options granted under the 2009 Stock Plan, options and RSUs granted under the 2019 Stock Plan, RSUs granted under the 2021 Plan and matching and discretionary shares issued under the Matching Plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Matching Plan shares	$1,072	$15	$1,321	$17
Stock options	874	993	1,774	1,999
Restricted stock units	9,137	13,040	18,649	26,412
Stock-based compensation	$11,083	$14,048	$21,744	$28,428

Stock-based compensation expense is allocated based on the cost center to which the award holder spent time during the reported periods. Stock-based compensation expense is included in the following components of expenses on the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue, net	$3,600	$4,704	$6,906	$9,611
Research and development	2,455	1,877	4,661	4,298
General and administrative	2,376	5,463	5,020	10,439
Sales and marketing	1,910	2,004	3,758	4,080
Stock-based compensation expense	$10,341	$14,048	$20,345	$28,428

Stock-based compensation capitalized as internally developed software costs was $0.7 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. Stock-based compensation capitalized as internally developed software costs was $1.4 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively.
NOTE 6 - INCOME TAXES
For the three and six months ended June 30, 2023, the Company prepared its interim tax provision by applying a year-to-date effective tax rate, which the Company believes results in the best estimate of the annual effective tax rate.
For the three months ended June 30, 2023 and 2022, the Company recorded a provision for income taxes of $0.4 million and $2.1 million, respectively, which resulted in effective tax rates of (3.4)% and (34.8)%, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
For the six months ended June 30, 2023 and 2022, the Company recorded a provision for income taxes of $2.2 million and $3.7 million, respectively, which resulted in effective tax rates of (14.6)% and (31.7)%, respectively.
The principal reasons for the difference between the statutory rate and the effective rate for 2023 were primarily due to non-deductible stock-based compensation, Section 162(m) of the Internal Revenue Code ("IRC") compensation limitations, and the change in the valuation allowance. The principal reasons for the difference between the statutory rate and the effective rate for 2022 was due to the change in valuation allowance.
The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. As of June 30, 2023 and December 31, 2022, the Company recorded an uncertain tax position liability, inclusive of interest and penalties, of $1.3 million and $1.2 million respectively, within Other liabilities on the Condensed Consolidated Balance Sheets. This liability includes an immaterial amount of interest and penalties as of June 30, 2023 and no interest and penalties as of December 31, 2022.
NOTE 7 - NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss, basic and diluted	$(11,304)	$(7,994)	$(17,249)	$(15,370)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	82,011,477	80,473,097	81,890,624	80,311,053
Net loss per share, basic and diluted	$(0.14)	$(0.10)	$(0.21)	$(0.19)

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

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted-average stock options	4,061,602	5,418,741	4,213,114	6,065,482
Matching shares	247	6,220	352	6,748
Total	4,061,849	5,424,961	4,213,466	6,072,230

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
During the three and six months ended June 30, 2023, the Company repurchased 504,493 shares of Class A common stock under the 2022 Share Repurchase Program, at a total cost to the Company of $3.0 million.
NOTE 9 - RELATED PARTY TRANSACTIONS
During the six months ended June 30, 2023 and 2022, Expensify, Inc. contributed $0.2 million and $1.9 million, respectively, to its wholly-owned subsidiary, Expensify.org, a nonprofit benefit organization established by the Company. There was an immaterial amount of commitments from Expensify, Inc. that remained open for contribution as of June 30, 2023 and December 31, 2022.
There are no other significant related party transactions for the Company as of June 30, 2023, except as noted elsewhere in these condensed consolidated financial statements.

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
OVERVIEW
Expensify is a cloud-based expense management software platform that helps the smallest to the largest businesses simplify the way they manage money. Every day, people from all walks of life in organizations around the world use Expensify to scan and reimburse receipts from flights, hotels, coffee shops, office supplies and ride shares. Since our founding in 2008, we have added over 12 million members to our community and processed and automated 1.5 billion expense transactions on our platform as of June 30, 2023, freeing people to spend less time managing expenses and more time doing the things they love. For the quarter ended June 30, 2023, an average of 742,000 paid members across 45,300 companies and over 200 countries and territories used Expensify to make money easy.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Expensify interchange amount	$2,657	$1,708	$4,918	$2,928
Vendor fees	(254)	(160)	(443)	(257)
Consideration from a vendor, net	$2,403	$1,548	$4,475	$2,671

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
The following table sets forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages, share and per share data)
Revenue	$38,884	$43,162	$78,985	$83,532
Cost of revenue, net(1)	16,925	15,876	32,700	30,010
Gross margin	21,959	27,286	46,285	53,522
Operating expenses:
Research and development(1)	5,094	3,584	10,512	7,285
General and administrative(1)	11,712	15,432	24,141	29,438
Sales and marketing(1)	14,714	12,244	23,897	25,616
Total operating expenses	31,520	31,260	58,550	62,339
Loss from operations	(9,561)	(3,974)	(12,265)	(8,817)
Interest and other expenses, net	(1,367)	(1,955)	(2,783)	(2,856)
Loss before income taxes	(10,928)	(5,929)	(15,048)	(11,673)
Provision for income taxes	(376)	(2,065)	(2,201)	(3,697)
Net loss	$(11,304)	$(7,994)	$(17,249)	$(15,370)
Net loss per share:
Basic and diluted	$(0.14)	$(0.10)	$(0.21)	$(0.19)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	82,011,477	80,473,097	81,890,624	80,311,053
Net loss margin	(29)%	(19)%	(22)%	(18)%

(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue, net	$3,600	$4,704	$6,906	$9,611
Research and development	2,455	1,877	4,661	4,298
General and administrative	2,376	5,463	5,020	10,439
Sales and marketing	1,910	2,004	3,758	4,080
Stock-based compensation expense	$10,341	$14,048	$20,345	$28,428

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022
Revenue

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Revenue	$38,884	$43,162	$(4,278)	(10)%

Revenue decreased by $4.3 million, or 10%, for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to (i) a decrease in billable activity across our user base, including a decrease in pay-per-use billable activity which has a higher average fee per member than our annual members, and (ii) an increase in contra revenue related to cashback payments driven by the increased adoption and spend captured from members using the Expensify Card.
Cost of Revenue, Net and Gross Margin

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Cost of revenue, net	$16,925	$15,876	$1,049	7%
Gross margin	$21,959	$27,286	$(5,327)	(20)%
Gross margin %	56%	63%

Cost of revenue, net increased by $1.0 million, or 7%, for the three months ended June 30, 2023 compared to the same period in 2022. Cost of revenue, net increased primarily due to increased outsourcing activities related to maintaining our platform. These increases were partially offset by an increase in Consideration from a vendor, net, driven primarily by the increased adoption and spend captured from members using the Expensify Card, which reduced Cost of revenue, net by $2.4 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively.
Gross margin decreased to 56% for the three months ended June 30, 2023 compared to 63% in the same period in 2022 primarily due to the decrease in Revenue due to the factors described in the preceding section.
OPERATING EXPENSES
Research and Development

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Research and development	$5,094	$3,584	$1,510	42%

Research and development expenses increased by $1.5 million, or 42%, for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to an increase in employee and external contributor time spent on project initiatives and new product features.

General and Administrative

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
General and administrative	$11,712	$15,432	$(3,720)	(24)%

General and administrative expenses decreased by $3.7 million, or 24%, for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to a decrease in employee time allocated to administrative functions resulting from one-time planning and implementation activities incurred in 2022 for first year compliance with Section 404 of the Sarbanes-Oxley Act and other new public company requirements.
Sales and Marketing

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Sales and marketing	$14,714	$12,244	$2,470	20%

Sales and marketing expenses increased by $2.5 million, or 20%, for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to (i) an increase in outsourcing activities related to sales and product demos, and (ii) an increase in marketing event spend to gain further brand awareness. These increases were partially offset by a decrease in advertising spend.
Interest and Other Expenses, Net

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Interest and other expenses, net	$(1,367)	$(1,955)	$588	(30)%

Interest and other expenses, net decreased by $0.6 million, or 30%, for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to a reduction in foreign currency losses, partially offset by an increase in interest expense incurred under the 2021 Amended Term Loan (as defined below) and revolving line of credit facility due to increases in CIBC's reference rate.

Provision for Income Taxes

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$(376)	$(2,065)	$1,689	(82)%

We recorded a provision for income taxes of $0.4 million during the three months ended June 30, 2023 compared to a provision for income taxes of $2.1 million for the same period in 2022.
During the three months ended June 30, 2023 and 2022, our effective income tax rate was (3.4)% and (34.8)%, respectively. The effective income tax rate differs from the statutory rate in 2023 primarily due to non-deductible stock-based compensation, Section 162(m) of the Internal Revenue Code ("IRC") compensation limitations, and the change in valuation allowance. The effective income tax rate differs from the statutory rate in 2022 primarily due to the change in valuation allowance.
COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Revenue	$78,985	$83,532	$(4,547)	(5)%

Revenue decreased by $4.5 million, or 5%, for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to (i) a decrease in pay-per-use billable activity which has a higher average fee per member than our annual members, and (ii) an increase in contra revenue related to cashback payments driven by the increased adoption and spend captured from members using the Expensify Card.
Cost of Revenue, Net and Gross Margin

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Cost of revenue, net	$32,700	$30,010	$2,690	9%
Gross margin	$46,285	$53,522	$(7,237)	(14)%
Gross margin %	59%	64%

Cost of revenue, net increased by $2.7 million, or 9%, for the six months ended June 30, 2023 compared to the same period in 2022. Cost of revenue, net increased primarily due to increased outsourcing activities related to maintaining our platform. These increases were partially offset by an increase in Consideration from a vendor, net, driven primarily by the increased adoption and spend captured from members using the Expensify Card, which reduced Cost of revenue, net by $4.5 million and $2.7 million for the six months ended June 30, 2023 and 2022, respectively.
Gross margin decreased to 59% for the six months ended June 30, 2023 compared to 64% in the same period in 2022. Although revenue decreased by 5% for the same period, Cost of revenue, net, increased at a higher rate due to the factors described in the preceding paragraph.

Research and Development

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Research and development	$10,512	$7,285	$3,227	44%

Research and development expenses increased by $3.2 million, or 44%, for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to an increase in employee and external contributor time spent on project initiatives and new product features.
General and Administrative

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
General and administrative	$24,141	$29,438	$(5,297)	(18)%

General and administrative expenses decreased by $5.3 million, or 18%, for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to a decrease in employee time allocated to administrative functions resulting from one-time planning and implementation activities incurred in 2022 for first year compliance with Section 404 of the Sarbanes-Oxley Act and other new public company requirements.
Sales and Marketing

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Sales and marketing	$23,897	$25,616	$(1,719)	(7)%

Sales and marketing expenses decreased by $1.7 million, or 7%, for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to a decrease in advertising spend partially offset by (i) an increase in outsourcing activities related to sales and product demos, and (ii) marketing event spend to gain further brand awareness.
Interest and Other Expenses, Net

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Interest and other expenses, net	$(2,783)	$(2,856)	$73	(3)%

Interest and other expenses, net decreased by $0.1 million, or 3%, for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to a reduction in foreign currency losses partially offset by an increase in interest expense incurred under the 2021 Amended Term Loan (as defined below) and revolving line of credit facility due to increases in CIBC's reference rate.

Provision for Income Taxes

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$(2,201)	$(3,697)	$1,496	(40)%

We recorded a provision for income taxes of $2.2 million during the six months ended June 30, 2023 compared to a provision for income taxes of $3.7 million for the same period in 2022.
During the six months ended June 30, 2023 and 2022, our effective income tax rate was (14.6)% and (31.7)%, respectively. The effective income tax rate differs from the statutory rate in 2023 primarily due to non-deductible stock-based compensation, Section 162(m) of the IRC compensation limitations, and the change in valuation allowance. The effective income tax rate differs from the statutory rate in 2022 primarily due to the change in valuation allowance.
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
The following table sets forth the average number of paid members (in thousands):

Three Months Ended	Paid members
June 30, 2023	742
June 30, 2022	754

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Adjusted EBITDA	$2,156	$11,656	$10,869	$22,346
Adjusted EBITDA margin	6%	27%	14%	27%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Non-GAAP net (loss) income	$(963)	$6,054	$3,096	$13,058
Non-GAAP net (loss) income margin	(2)%	14%	4%	16%

Reconciliations of Non-GAAP Financial Measures
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Net loss	$(11,304)	$(7,994)	$(17,249)	$(15,370)
Net loss margin	(29)%	(19)%	(22)%	(18)%
Add:
Provision for income taxes	376	2,065	2,201	3,697
Interest and other expenses, net	1,367	1,955	2,783	2,856
Depreciation and amortization	1,376	1,582	2,789	2,735
Stock-based compensation expense	10,341	14,048	20,345	28,428
Adjusted EBITDA	$2,156	$11,656	$10,869	$22,346
Adjusted EBITDA margin	6%	27%	14%	27%

Non-GAAP Net Income and Non-GAAP Net Income Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Net loss	$(11,304)	$(7,994)	$(17,249)	$(15,370)
Net loss margin	(29)%	(19)%	(22)%	(18)%
Add:
Stock-based compensation expense	10,341	14,048	20,345	28,428
Non-GAAP net (loss) income	$(963)	$6,054	$3,096	$13,058
Non-GAAP net (loss) income margin	(2)%	14%	4%	16%

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through our cash flow from operations, sales of our equity securities and borrowings under our credit facilities. In November 2021, upon completion of our IPO, we received aggregate net proceeds of approximately $57.5 million after deducting underwriting discounts and commissions of approximately $4.9 million and offering costs of approximately $8.0 million. As of June 30, 2023, we had $97.8 million in cash and cash equivalents. As of June 30, 2023, we had $59.0 million in outstanding indebtedness.
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

CASH FLOWS
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$7,208	$27,158
Net cash used in investing activities	(2,522)	(735)
Net cash (used in) provided by financing activities	(11,040)	996
Net (decrease) increase in cash and cash equivalents and restricted cash	$(6,354)	$27,419

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities was $7.2 million for the six months ended June 30, 2023 compared to $27.2 million for the same period in 2022. The decrease was primarily due to a reduction in funds held for customers due to the timing of expense reimbursement activity, a decrease in revenue, increased outsourcing activities related to maintaining our platform, increased outsourcing activities related to sales and product demos, increased marketing event spend to gain further brand awareness, and a higher volume of payment processing fees directly related to an increase in reimbursement activity, partially offset by a decrease in advertising spend.
CASH FLOWS FROM INVESTING ACTIVITIES
During the six months ended June 30, 2023, net cash used in investing activities was $2.5 million, primarily consisting of software development costs and the purchase of property and equipment.
Net cash used in investing activities increased for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to an increase in employee and external contributor software development costs.
CASH FLOWS FROM FINANCING ACTIVITIES
During the six months ended June 30, 2023, net cash used in financing activities was $11.0 million, primarily consisting of principal payments on the term loan, the repurchase and retirement of common stock, and payments for employees taxes withheld from stock-based awards, which was partially offset by proceeds from common stock purchased under the Company's 2021 Stock Purchase and Matching Plan ("Matching Plan").
During the six months ended June 30, 2022 net cash provided by financing activities primarily consisted of proceeds from common stock purchased under the Matching Plan and proceeds from the issuance of common stock on exercises of stock options, which was partially offset by principal payments on our term loan and finance leases.
CREDIT FACILITIES
Amortizing Term Mortgage
In August 2019, we entered into an $8.3 million amortizing term mortgage agreement with CIBC for our commercial building in Portland, Oregon. The agreement requires interest and principal payments be made each month over a 30-year period. Interest accrues at a fixed rate of 5.00% per year until August 2024, at which point the interest rate changes to the Wall Street Journal Prime Rate less 0.25% for the remaining term of the mortgage. The borrowings are secured by the building. The outstanding balance of the amortizing term mortgage was $7.8 million as of June 30, 2023.

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
Under the 2021 Amended Term Loan, the initial term loan of $45.0 million is payable over a 60 month period with principal and accrued interest payments due each quarter thereafter, which commenced with the first payment due on September 30, 2021. Quarterly principal payments are fixed and escalate throughout the term. The amounts borrowed bear interest at the bank’s reference rate plus 2.25% (10.50% as of June 30, 2023) and continue on a quarterly basis through the maturity of the term loan. The borrowings are secured by substantially all our assets. The outstanding balances of the 2021 Amended Term Loan and revolving line of credit were $36.2 million and $15.0 million, respectively, as of June 30, 2023.
See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
Certain Covenants
We are subject to customary covenants under the 2021 Amended Term Loan, which unless waived by CIBC, restrict our and our subsidiaries' ability to, among other things incur additional indebtedness, create or incur liens, permit a change of control or merge or consolidate with other companies, sell or transfer assets, pay dividends or make distributions, make acquisitions, investments or loans, or payments and prepayments of subordinated indebtedness, subject to certain exceptions. We must also maintain certain financial covenants: a total EBITDA net leverage ratio, as defined in the 2021 Amended Term Loan, tested each quarter, of not less than 5.00 to 1.00 from September 30, 2022 through and including June 30, 2023, not less than 4.00 to 1.00 from September 30, 2023 through and including June 30, 2024, and not less than 3.00 to 1.00 from September 30, 2024 and thereafter, and a fixed charge coverage ratio of not less than 1.10 to 1.00, tested on the last day of each calendar quarter.
If we fail to perform our obligations under these and other covenants, CIBC’s credit commitments could be terminated and any outstanding borrowings, together with accrued interest, under the credit or loan agreements could be declared immediately due and payable.
As of June 30, 2023, the Company was not in compliance with all debt covenants, specifically the covenant restricting the amount of repurchases of common stock, which includes RSU net share settlements, and the covenant related to the requirement to maintain all deposit, operating and collateral accounts with CIBC with certain exceptions during the period. A waiver was obtained from CIBC. The Company does not believe non-compliance with this covenant had any material impact on the Company or its operations. The Company expects to be in compliance with all debt covenants, or to have received waivers for any non-compliance, by the end of the fiscal quarter ending September 30, 2023.
Contractual Obligations and Commitments
As of June 30, 2023, there have been no material changes in our contractual obligations and commitments as disclosed in our 2022 Annual Report.

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
Effective December 31, 2022, based on the market value of our common stock held by non-affiliates as of June 30, 2022, we were deemed to be a large accelerated filer and no longer qualified as an EGC. As a result, we must now comply with all financial disclosure and governance requirements applicable to large accelerated filers. The effect of the loss of EGC status and the impact on the adoption of new accounting pronouncements is discussed further in Note 2 to our consolidated financial statements in our 2022 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk from the disclosure included under Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Annual Report.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Part I, Item IA. "Risk Factors" of our 2022 Annual Report. You should carefully read and consider the risks and uncertainties, together with all of the other information included in the 2022 Annual Report and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, and other documents that we file with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASE OF EQUITY SECURITIES
The following table sets forth information regarding our purchases of shares of Class A common stock during the three months ended June 30, 2023.

	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program(1)
April 1 - 30, 2023	—	$—	—	$44,000,000
May 1 - 31, 2023	504,493	$5.93	504,493	$41,000,003
June 1 - 30, 2023	—	$—	—	$41,000,003
Three months ended June 30, 2023	504,493		504,493
(1)On May 12, 2022, we announced the approval of a share repurchase program with authorization to purchase up to $50.0 million of our Class A common stock at management’s discretion. The repurchase program does not have an expiration date, does not obligate us to repurchase any specific number of shares and may be modified, suspended or terminated at any time at our discretion. At June 30, 2023, we had approximately $41.0 million remaining under the share repurchase authorization, not including amounts used for net share settlement of vested equity incentive awards.

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None.

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

EXPENSIFY, INC.

Date: August 9, 2023	By:	/s/ David Barrett
David Barrett
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Ryan Schaffer
Ryan Schaffer
Chief Financial Officer
(Principal Financial Officer)