Form 10-Q
period 2023-09-30
Expensify, Inc.
filed 2023-11-09
CIK 1476840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Yes ☐ No ☒
The registrant had outstanding 69,194,671 shares of Class A common stock, par value of $0.0001 per share, 7,333,619 shares of LT10 common stock, par value $0.0001 per share, and 7,207,428 shares of LT50 common stock, par value $0.0001 per share, as of November 3, 2023.

i

Special Note Regarding Forward-Looking Statements
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
•geopolitical tensions, including the war in Ukraine and the escalating conflict in Israel, Gaza and surrounding areas;
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
•our ability to maintain, protect and enhance our intellectual property; and
•the other risks and uncertainties identified under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements

1

Expensify, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	As of September 30,	As of December 31,
	2023	2022
Assets
Cash and cash equivalents	$89,118	$103,787
Accounts receivable, net	14,508	16,448
Settlement assets, net	42,930	35,838
Prepaid expenses	5,153	8,825
Other current assets	27,934	22,217
Total current assets	179,643	187,115
Capitalized software, net	10,247	6,881
Property and equipment, net	14,598	14,492
Lease right-of-use assets	6,607	745
Deferred tax assets, net	430	344
Other assets	789	664
Total assets	$212,314	$210,241
Liabilities and stockholders' equity
Accounts payable	$1,292	$1,059
Accrued expenses and other liabilities	12,654	9,070
Borrowings under line of credit	15,000	15,000
Current portion of long-term debt, net of original issue discount and debt issuance costs	8,099	551
Lease liabilities, current	387	800
Settlement liabilities	36,333	33,882
Total current liabilities	73,765	60,362
Lease liabilities, non-current	6,506	—
Other liabilities	1,408	1,204
Long-term debt, net of original issue discount and debt issuance costs	35,579	51,434
Total liabilities	117,258	113,000
Commitments and contingencies (Note 4)
Stockholders' equity:
Preferred stock, par value $0.0001; 10,000,000 shares of preferred stock authorized as of September 30, 2023 and December 31, 2022; no shares of preferred stock issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001; 1,000,000,000 shares of Class A common stock authorized as of September 30, 2023 and December 31, 2022; 69,158,181 and 68,238,245 shares of Class A common stock issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; 24,994,989 and 24,997,561 shares of LT10 common stock authorized as of September 30, 2023 and December 31, 2022, respectively; 7,333,619 and 7,336,191 shares of LT10 common stock issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; 24,998,941 and 24,999,020 shares of LT50 common stock authorized as of September 30, 2023 and December 31, 2022, respectively; 7,207,428 and 6,854,931 shares of LT50 common stock issued and outstanding as of September 30, 2023 and December 31, 2022, respectively
	7	7
Additional paid-in capital	228,618	194,807
Accumulated deficit	(133,569)	(97,573)
Total stockholders' equity	95,056	97,241
Total liabilities and stockholders' equity	$212,314	$210,241

See accompanying notes to Condensed Consolidated Financial Statements.
2

Expensify, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$36,494	$42,493	$115,479	$126,026
Cost of revenue, net	17,680	16,554	50,380	46,564
Gross margin	18,814	25,939	65,099	79,462
Operating expenses:
Research and development	6,607	3,416	17,119	10,701
General and administrative	14,245	15,898	38,386	45,335
Sales and marketing	12,860	12,342	36,757	37,958
Total operating expenses	33,712	31,656	92,262	93,994
Loss from operations	(14,898)	(5,717)	(27,163)	(14,532)
Interest and other expenses, net	(2,375)	(2,369)	(5,158)	(5,226)
Loss before income taxes	(17,273)	(8,086)	(32,321)	(19,758)
Benefit from (provision for) income taxes	270	(156)	(1,931)	(3,854)
Net loss	$(17,003)	$(8,242)	$(34,252)	$(23,612)
Net loss per share:
Basic and diluted	$(0.21)	$(0.10)	$(0.42)	$(0.29)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	82,469,190	80,941,664	82,085,508	80,523,557

See accompanying notes to Condensed Consolidated Financial Statements.
3

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Three months ended September 30, 2023
Balance at June 30, 2023	—	$—	82,776,491	$7	$216,422	$(116,566)	$99,863
Issuance of common stock on exercise of stock options	—	—	97,033	—	91	—	91
Vesting of early exercised stock options	—	—	—	—	182	—	182
Issuance of restricted stock units	—	—	4,221	—	30	—	30
Repurchases of early exercised stock options	—	—	(1,328)	—	(8)	—	(8)
Issuance of common stock under Matching Plan	—	—	648,729	—	1,056	—	1,056
Issuance of common stock in connection with restricted stock units vesting	—	—	231,018	—	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(56,936)	—	(242)	—	(242)
Stock-based compensation	—	—	—	—	11,087	—	11,087
Net loss	—	—	—	—	—	(17,003)	(17,003)
Balance at September 30, 2023	—	$—	83,699,228	$7	$228,618	$(133,569)	$95,056

See accompanying notes to Condensed Consolidated Financial Statements.
4

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Three months ended September 30, 2022
Balance at June 30, 2022	—	$—	81,773,016	$6	$173,961	$(81,276)	$92,691
Issuance of common stock upon exercise of stock options	—	—	99,664	—	181	—	181
Vesting of early exercised stock options	—	—	—	—	247	—	247
Issuance of restricted stock units	—	—	3,939	—	30	—	30
Repurchases of early exercised stock options	—	—	(3,859)	—	(5)	—	(5)
Issuance of common stock under Matching Plan	—	—	80,424	—	1,235	—	1,235
Issuance of common stock in connection with restricted stock units vesting	—	—	1,020,109	1	—	—	1
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(329,024)	—	(4,162)	—	(4,162)
Stock-based compensation	—	—	—	—	13,839	—	13,839
Net loss	—	—	—	—	—	(8,242)	(8,242)
Balance at September 30, 2022	—	$—	82,644,269	$7	$185,326	$(89,518)	$95,815

See accompanying notes to Condensed Consolidated Financial Statements.
5

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Nine months ended September 30, 2023
Balance at December 31, 2022	—	$—	82,429,367	$7	$194,807	$(97,573)	$97,241
Issuance of common stock on exercise of stock options	—	—	199,898	—	216	—	216
Vesting of early exercised stock options	—	—	—	—	584	—	584
Issuance of restricted stock units	—	—	9,529	—	91	—	91
Repurchases of early exercised stock options	—	—	(2,651)	—	(21)	—	(21)
Issuance of common stock under Matching Plan	—	—	1,090,571	—	3,132	—	3,132
Issuance of common stock in connection with restricted stock units vesting	—	—	738,171	—	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(261,164)	—	(1,766)	—	(1,766)
Repurchase and retirement of common stock	—	—	(504,493)	—	(1,256)	(1,744)	(3,000)
Stock-based compensation	—	—	—	—	32,831	—	32,831
Net loss	—	—	—	—	—	(34,252)	(34,252)
Balance at September 30, 2023	—	$—	83,699,228	$7	$228,618	$(133,569)	$95,056

See accompanying notes to Condensed Consolidated Financial Statements.
6

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Nine months ended September 30, 2022
Balance at December 31, 2021	—	$—	81,400,860	$6	$142,515	$(65,906)	$76,615
Issuance of common stock upon exercise of stock options	—	—	406,739	—	615	—	615
Vesting of early exercised stock options	—	—	—	—	998	—	998
Issuance of restricted stock units	—	—	10,568	—	76	—	76
Repurchase of early exercised stock options	—	—	(16,929)	—	(25)	—	(25)
Issuance of common stock under Matching Plan	—	—	151,946	—	2,433	—	2,433
Issuance of common stock in connection with restricted stock units vesting	—	—	1,020,109	1	—	—	1
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(329,024)	—	(4,172)	—	(4,172)
Stock-based compensation	—	—	—	—	42,886	—	42,886
Net loss	—	—	—	—	—	(23,612)	(23,612)
Balance at September 30, 2022	—	$—	82,644,269	$7	$185,326	$(89,518)	$95,815

See accompanying notes to Condensed Consolidated Financial Statements.
7

Expensify, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(34,252)	$(23,612)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,871	4,072
Reduction of operating lease right-of-use assets	476	531
Loss on impairment, receivables and sale or disposal of equipment	585	722
Stock-based compensation expense	30,612	41,793
Amortization of original issue discount and debt issuance costs	139	22
Deferred tax assets	(86)	170
Changes in assets and liabilities:
Accounts receivable, net	1,671	(1,016)
Settlement assets, net	(9,381)	(10,096)
Prepaid expenses	3,672	1,738
Related party loan receivable	—	14
Other current assets	(1,861)	558
Other assets	(125)	11
Accounts payable	229	(1,575)
Accrued expenses and other liabilities	4,259	(2,195)
Operating lease liabilities	(236)	(601)
Settlement liabilities	2,451	14,703
Other liabilities	78	990
Net cash provided by operating activities	2,102	26,229
Cash flows from investing activities:
Purchases of property and equipment	(1,103)	(467)
Software development costs	(3,730)	(906)
Net cash used in investing activities	(4,833)	(1,373)
Cash flows from financing activities:
Principal payments of finance leases	(482)	(593)
Principal payments of outstanding debt	(8,450)	(445)
Repurchases of early exercised stock options	(21)	(25)
Proceeds from common stock purchased under Matching Plan	3,132	2,433
Proceeds from issuance of common stock on exercise of stock options	216	700
Payments for employee taxes withheld from stock-based awards	(1,766)	(4,172)
Repurchase and retirement of common stock	(3,000)	—
Net cash used in financing activities	(10,371)	(2,102)
Net (decrease) increase in cash and cash equivalents and restricted cash	(13,102)	22,754
Cash and cash equivalents and restricted cash, beginning of period	147,710	125,315
Cash and cash equivalents and restricted cash, end of period	$134,608	$148,069
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,396	$2,721
Cash paid for income taxes	$3,104	$879
Noncash investing and financing items:
Stock-based compensation capitalized as software development costs	$2,219	$1,093
Right-of-use assets acquired through operating leases	$6,402	$—
Right-of-use assets acquired through finance leases	$409	$—
Reconciliation of cash and cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$89,118	$106,212
Restricted cash included in other current assets	23,398	16,255
Restricted cash included in settlement assets, net	22,092	25,602
Total cash, cash equivalents and restricted cash	$134,608	$148,069

See accompanying notes to Condensed Consolidated Financial Statements.
8

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 – GENERAL INFORMATION
Description of the Business
Expensify, Inc. ("Expensify") was incorporated in Delaware on April 29, 2009. Expensify offers a comprehensive expense management platform that integrates with a variety of third-party accounting applications, including QuickBooks Desktop, QuickBooks Online, Xero, NetSuite, Intacct, Sage, Microsoft Dynamics, MYOB and others. Expensify's product simplifies the way that employees and vendors manage and submit expense receipts and bills and provides efficiencies to companies for the payment of those bills. Expensify delivers its services over the internet to corporations and individuals under license arrangements and offers unique pricing options for small and medium-sized businesses ("SMBs") and enterprises on a per-active-member basis.
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
Results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other future annual or interim period.
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
Significant estimates and assumptions by management affect the Company’s classification of employee and employee-related expenses, the useful lives and recoverability of long-lived assets, income taxes, capitalization of internal-use software costs, stock-based compensation and the Company's incremental borrowing rate utilized to measure its lease right-of-use ("ROU") assets and lease liabilities.

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
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, with subsequent ASUs issued that clarify the guidance (collectively, "Topic 326"). Topic 326 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its “lifetime expected credit losses" using a forward-looking approach and to record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. Topic 326 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities.
As a result of no longer qualifying as an emerging growth company as of December 31, 2022, the Company was required to adopt Topic 326 retroactive to January 1, 2022. The Company was not required to amend quarterly filings issued subsequent to January 1, 2022 in which the Company filed under the legacy credit loss guidance of Accounting Standards Codification ("ASC") Topic 310. As such, the 2022 Annual Report was the first period under which the Company reported credit loss estimates in accordance with Topic 326. The adoption of Topic 326 did not have a material impact on the Company's financial position or results of operations as of and for the three and nine months ended September 30, 2022.
NOTE 2 - REVENUE AND CERTAIN STATEMENT OF OPERATIONS COMPONENTS
Revenue by geographic region, based on billing address, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$33,255	$38,955	$105,377	$114,862
All other locations	3,239	3,538	10,102	11,164
Total revenue	$36,494	$42,493	$115,479	$126,026

No individual customer represented more than 10% of the Company’s total revenue during the three and nine months ended September 30, 2023 and 2022.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Cashback Rewards
The Company offers a cashback rewards program to all Expensify Card customers based on volume of Expensify Card transactions and Software as a Service ("SaaS") subscription tier. Cashback rewards are earned on a monthly basis and paid out the following month. The Company considers the cashback payments to customers as consideration payable to a customer and it is recorded as a reduction to Revenue within the Condensed Consolidated Statements of Operations. Cashback rewards for the three months ended September 30, 2023 and 2022 was $1.8 million and $0.8 million, respectively. Cashback rewards for the nine months ended September 30, 2023 and 2022 was $4.8 million and $2.0 million, respectively.
Consideration From a Vendor, Net
The Company receives consideration from a vendor for monetizing Expensify Card activities. This consideration, net of credit card processing fees paid to the vendor, is included as a reduction to Cost of revenue, net within the Condensed Consolidated Statements of Operations. Consideration from a vendor, net for the three months ended September 30, 2023 and 2022 was $2.8 million and $1.7 million, respectively. Consideration from a vendor, net for the nine months ended September 30, 2023 and 2022 was $7.3 million and $4.4 million, respectively.
NOTE 3 - CERTAIN BALANCE SHEET COMPONENTS
Other Current Assets
Other current assets consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Expensify Card posted collateral for funds held for customers	$10,731	$11,509
Cash in transit for funds held for customers	6,643	2,361
Expensify.org restricted cash	5,826	5,518
Income tax receivable	4,241	2,471
Matching Plan escrow and other restricted cash	101	52
Expensify Payments LLC restricted cash	97	102
Deferred contract acquisition costs	85	—
Other	210	204
Other current assets	$27,934	$22,217

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Capitalized Software, Net
Capitalized software, net consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Capitalized software development costs	$19,520	$14,052
Less: accumulated amortization	(9,273)	(7,171)
Capitalized software, net	$10,247	$6,881

Amortization expense related to capitalized software development costs is recorded in Cost of revenue, net on the Condensed Consolidated Statements of Operations. Amortization expense was $0.8 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively. Amortization expense was $2.3 million and $2.0 million for the nine months ended September 30, 2023 and 2022, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Computers and equipment	$170	$178
Furniture and fixtures	1,916	1,698
Leasehold improvements	7,937	6,948
Commercial building	6,493	6,493
Land	4,151	4,151
Construction in progress	2,570	2,551
Total property and equipment	23,237	22,019
Less: accumulated depreciation	(8,639)	(7,527)
Property and equipment, net	$14,598	$14,492

Depreciation expense related to property and equipment is recorded in General and administrative, Sales and marketing, and Interest and other expenses, net on the Condensed Consolidated Statements of Operations. Depreciation expense related to property and equipment for the three months ended September 30, 2023 and 2022 was $0.2 million and $0.5 million, respectively. Depreciation expense related to property and equipment for the nine months ended September 30, 2023 and 2022 was $1.1 million and $1.5 million, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Sales, payroll and other taxes payable	$4,479	$2,721
Professional fees	2,380	1,473
Partner payouts and advertising fees	1,967	669
Interest payable	1,328	1,318
Restricted common stock liability for early stock option exercises	700	1,283
Cashback rewards	633	223
Matching Plan payroll liability	173	195
Accrued expense reports	155	291
Commissions payable	152	—
Hosting and license fees	129	75
Credit card processing fees	40	22
Other	518	800
Accrued expenses and other liabilities	$12,654	$9,070

NOTE 4 - COMMITMENTS AND CONTINGENCIES
Finance and Operating Lease Arrangements
During the nine months ended September 30, 2023, the Company entered into four operating lease agreements and renewed its finance lease. The components of lease cost reflected in the Condensed Consolidated Statements of Operations for all leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Finance lease cost:
Amortization of ROU assets	$77	$198	$472	$593
Interest on lease liabilities	3	5	7	19
Total finance lease cost	80	203	479	612
Operating lease cost	277	173	707	531
Total lease cost	$357	$376	$1,186	$1,143

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Other information related to leases was as follows (in thousands, except as noted within):

	As of September 30,	As of December 31,
	2023	2022
Finance lease ROU asset (included within Lease right-of-use assets)	$398	$461
Operating lease ROU asset (included within Lease right-of-use assets)	$6,209	$284
Weighted average remaining lease term (in years):
Finance leases	2.92	0.58
Operating leases	9.39	0.42
Weighted average discount rate:
Finance leases	8.10%	2.50%
Operating leases	8.30%	5.30%

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine months ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(466)	$(595)
Operating cash flows from finance leases	$(7)	$(19)
Financing cash flows from finance leases	$(482)	$(593)

Maturities of lease liabilities as of September 30, 2023 were as follows (in thousands):

For the year ending:	Finance leases	Operating leases
Remainder of 2023	$39	$98
2024	153	838
2025	153	1,079
2026	102	1,018
2027	—	1,033
Thereafter	—	5,562
Total future lease payments	447	9,628
Less: imputed interest	(47)	(3,135)
Less: Lease liabilities, current	(127)	(260)
Lease liabilities, non-current	$273	$6,233

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Amortizing Term Mortgage
In August 2019, the Company entered into an $8.3 million amortizing term mortgage agreement with Canadian Imperial Bank of Commerce ("CIBC") for the Company's commercial building located in Portland, Oregon. The agreement requires principal and interest payments due each month over a five-year period. Interest accrues at a fixed rate of 5.00% per year until August 2024, at which point the remaining outstanding principal balance on the amortizing term mortgage is due in full. The borrowings are secured by the building. The outstanding balance of the amortizing term mortgage was $7.7 million and $7.8 million as of September 30, 2023 and December 31, 2022, respectively.
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
Under the 2021 Amended Term Loan, the initial term loan of $45.0 million is payable over a 60-month period with principal and accrued interest payments due each quarter, commencing on September 30, 2021. The 2021 Amended Term Loan amortizes in equal quarterly installments of $0.1 million through September 30, 2024, $0.2 million beginning October 1, 2024 and $0.6 million beginning October 1, 2025, with any remaining principal balance due and payable on maturity. The amounts borrowed bear interest at the bank’s reference rate plus 2.25% (10.75% as of September 30, 2023) beginning on September 30, 2021 and continuing on a quarterly basis through maturity of the term loan. The borrowings are secured by substantially all the Company’s assets. As of September 30, 2023 and December 31, 2022, the outstanding balance of the term loan was $36.1 million and $44.5 million, respectively.
During the nine months ended September 30, 2023, the Company made a prepayment of $8.0 million of the 2021 Amended Term Loan. As a result of this prepayment, the Company recorded an immaterial amount of loss on extinguishment within Interest and other expenses, net.
The outstanding balance of $36.0 million and $0.1 million of accrued interest on the term loan were repaid in full on October 12, 2023.
Monthly Revolving Line of Credit
The line of credit agreement, as amended with the 2021 Amended Term Loan, provides borrowings up to $25.0 million. Borrowings under the line of credit bear interest at CIBC’s reference rate plus 1.00% (9.50% as of September 30, 2023) and are secured by substantially all of the Company’s assets. As of September 30, 2023 and December 31, 2022, there were $15.0 million of borrowings under the line of credit and $10.0 million of capacity available for additional borrowings.
In connection with the amortizing term mortgage and the 2021 Amended Term Loan, the Company recorded an immaterial amount of debt issuance costs and the 2021 Amended Term Loan was subject to an original issue discount. These amounts are being amortized to interest expense over the term of the respective agreements using the effective interest method. As of September 30, 2023 and December 31, 2022, unamortized original issue discount and debt issuance costs were $0.1 million and $0.3 million, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Future aggregate annual principal payments on long-term debt as of September 30, 2023 is expected to be as follows (in thousands):

For the year ending:
Remainder of 2023	$150
2024	8,234
2025	1,238
2026	34,188
Thereafter	—
Total principal payments	43,810
Less: unamortized original issue discount and debt issuance costs	(132)
Less: Current portion of long-term debt, net of unamortized original issue discount and debt issuance costs	(8,099)
Long-term debt, net of unamortized original issue discount and debt issuance costs	$35,579

Additionally, $15.0 million of outstanding borrowings under the line of credit are due in September 2024 upon maturity of the facility.
As of September 30, 2023, the Company was not in compliance with all debt covenants, specifically the covenant restricting the amount of repurchases of common stock, which includes net share settlements of stock-based awards, the covenant related to the requirement to maintain all deposit, operating and collateral accounts with CIBC with certain exceptions during the period, and the minimum fixed charge coverage ratio covenant. A waiver was obtained from CIBC. The Company does not believe non-compliance with these covenants had any material impact on the Company or its operations.
Defined Contribution Plans
The Company sponsors a U.S. 401(k) defined contribution plan for all eligible employees who elect to participate. The Company is permitted to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. Effective January 1, 2018, the Company matches up to 4.50% of each participant’s eligible compensation. No discretionary profit-sharing contributions were made during the three and nine months ended September 30, 2023 and 2022. The Company’s 401(k) matching contributions for each of the three months ended September 30, 2023 and 2022 was $0.2 million. The Company’s 401(k) matching contributions for the nine months ended September 30, 2023 and 2022 were $0.7 million and $0.6 million, respectively.
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
As of September 30, 2023, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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
2021 Incentive Plans
In November 2021, the Board of Directors adopted, and its stockholders approved, the 2021 Incentive Plans, which both became effective immediately before the effectiveness of the IPO Registration Statement and use a combined share reserve. Under the 2021 Incentive Plans, 11,676,932 shares of Class A common stock were initially reserved for issuance pursuant to a variety of stock-based awards, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs"), and other forms of equity and cash compensation under the 2021 Plan and purchase rights and matching awards under the Matching Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Plans will be increased upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A or LT50 common stock underlying outstanding stock-based awards granted under the 2019 Stock Plan. The number of shares of Class A common stock reserved for issuance under the 2021 Incentive Plans as of September 30, 2023 and December 31, 2022 was 22,282,735 shares and 17,336,973 shares, respectively. The number of shares will automatically increase each subsequent January 1 through January 1, 2031, by the lesser of (A) 6% of the aggregate number of shares of all classes of common stock outstanding on the immediately preceding calendar year end, or (B) such lesser number of shares as determined by the Company’s Board of Directors or compensation committee; provided, however, that no more than 87,576,990 shares of Class A common stock may be issued upon the exercise of incentive stock options.

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
Service Providers who participated in the Matching Plan for the offering period ended September 14, 2023 purchased a total of 275,210 Class A common shares, based on a purchase price of $3.84, resulting in gross cash proceeds to the Company of $1.1 million.
Service Providers who participated in the Matching Plan for the offering period ended September 14, 2022 purchased a total of 73,959 Class A common shares, based on a purchase price of $16.70, resulting in gross cash proceeds to the Company of $1.2 million.
For the offering period ended September 14, 2023, the Company elected to match each share of Class A common stock purchased by or issued under the Matching Plan with 1/20 of a share of Class A common stock. During the three months ended September 30, 2023, the Company granted a total of 35,732 of Class A common stock as a matching contribution under the Matching Plan, net of a total of 9,054 shares withheld for taxes. During the nine months ended September 30, 2023, the Company granted a total of 72,578 shares of Class A common stock as a matching contribution under the Matching Plan, net of a total of 15,871 shares withheld for taxes.
For the offering period ended September 14, 2022, the Company elected to match each share of Class A common stock purchased by or issued under the Matching Plan with 1/20 of a share of Class A common stock. During the three and nine months ended September 30, 2023, the Company granted a total of 6,465 and 10,041 shares of Class A common stock as a matching contribution under the Matching Plan, respectively.
The Company has made discretionary contributions under the Matching Plan to eligible Service Providers. During the three months ended September 30, 2023, the Company granted a total of 299,713 shares of Class A common stock as discretionary contributions under the Matching Plan, net of a total of 29,020 shares withheld for taxes. During the nine months ended September 30, 2023, the Company granted a total of 375,024 shares of Class A common stock as discretionary contributions under the Matching Plan, net of a total of 64,411 shares withheld for taxes.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Restricted Stock Units
On September 24, 2021, under the 2019 Stock Plan, the Company approved the grant of Class A and LT50 common stock RSUs to Service Providers effective November 9, 2021, the date the Company amended its Certificate of Incorporation, to include, among other things, LT50 common stock. RSUs granted to Service Providers on November 9, 2021 that were approved in September 2021 vest upon the satisfaction of both a performance and service condition. The performance condition was satisfied immediately prior to the effectiveness of the IPO Registration Statement. The service condition is satisfied over eight years with 1/8 of the grant having vested on September 15, 2022 and quarterly vesting of 1/32 of the grant every December 15, March 15, June 15 and September 15 (each, a "Specified Quarterly Date") thereafter until fully vested, in each case subject to continued service to the Company. All RSUs granted to Service Providers after the IPO, under the 2021 Plan, have a service condition only, which is satisfied over eight years from the vesting commencement date corresponding to one of the Specified Quarterly Dates nearest the date of grant, with 1/8 of each grant vesting on the first anniversary of the vesting commencement date and 1/32 of each grant vesting in equal quarterly installments thereafter until fully vested, in each case, subject to continued service to the Company.
Pursuant to the Company's Non-Employee Director Compensation Program, which was adopted under the 2021 Incentive Plans, the Company granted 55,731 Class A common stock RSUs for the nine months ended September 30, 2023. A total of 27,108 Class A common RSUs vested during the nine months ended September 30, 2023 related to previously granted RSU awards as the quarterly service conditions were satisfied.
During the nine months ended September 30, 2023, RSU activity for Service Providers and non-employee directors was as follows:

	Class A Common Stock	LT50 Common Stock	Weighted average grant date fair value per share
Outstanding at December 31, 2022	3,379,657	3,304,643	$33.88
RSUs granted	55,731	—	$8.17
RSUs vested	(383,721)	(352,576)	$32.74
RSUs cancelled/forfeited/expired	(190,424)	(190,424)	$40.95
Outstanding at September 30, 2023	2,861,243	2,761,643	$32.61

As of September 30, 2023, there was $161.9 million of unamortized stock-based compensation cost related to unvested RSUs, which is expected to be recognized over the remaining weighted average life of 5.58 years. As of December 31, 2022, there was $204.2 million of unamortized stock-based compensation cost related to unvested RSUs, which was expected to be recognized over the remaining weighted average life of 6.23 years.
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

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The Company has only granted options under the Stock Plans. Options typically vest over four years and are exercisable at any time after the grant date, provided that Service Providers exercising unvested options receive restricted common stock that is subject to repurchase at the original exercise price upon termination of service. The repurchase right lapses in accordance with the vesting schedule of the exercised option. Early exercises of options prior to vesting are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises of unvested options are recorded as a liability. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. There was an immaterial amount of exercised restricted common stock repurchased during the nine months ended September 30, 2023 and 2022.
As of September 30, 2023 and December 31, 2022, there were 482,607 and 813,311 shares subject to repurchase, respectively, related to unvested stock options that had been early exercised. As of September 30, 2023 and December 31, 2022, the Company recorded a liability related to shares subject to repurchase of $0.7 million and $1.3 million, respectively, which is included within Accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets. These amounts are reclassified to Common stock and Additional paid-in capital as the underlying shares vest.
A summary of the Company's stock option activity was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Outstanding at December 31, 2022	6,301,650	$1.67	5.20
Options exercised	(199,898)	$1.08
Options cancelled/forfeited/expired	(110,097)	$2.76
Outstanding at September 30, 2023	5,991,655	$1.67	4.30
Exercisable at September 30, 2023	5,893,175	$1.64	4.27

The total pretax intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was $1.2 million and $10.3 million, respectively. The total pretax intrinsic value of options outstanding at September 30, 2023 and December 31, 2022 was $13.2 million and $46.0 million, respectively. The intrinsic value is the difference between the estimated fair market value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options.
As of September 30, 2023, there was $4.9 million of unrecognized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 0.86 years. As of December 31, 2022, there was $8.1 million of unrecognized stock-based compensation cost related to unvested stock options, which was expected to be recognized over a weighted average period of 1.21 years.
Cash received from option exercises and purchases of shares under the Stock Plans for the nine months ended September 30, 2023 and 2022 was $0.2 million and $0.7 million, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Stock-Based Compensation
The following table summarizes the stock-based compensation recognized for options granted under the 2009 Stock Plan, options and RSUs granted under the 2019 Stock Plan, RSUs granted under the 2021 Plan and matching and discretionary shares issued under the Matching Plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Matching Plan shares	$1,697	$24	$3,018	$41
Stock options	842	970	2,616	2,969
Restricted stock units	8,548	12,370	27,197	38,783
Stock-based compensation	$11,087	$13,364	$32,831	$41,793

Stock-based compensation expense is allocated based on the cost center to which the award holder spent time during the reported periods. Stock-based compensation expense is included in the following components of expenses on the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue, net	$3,312	$4,667	$10,218	$14,278
Research and development	2,901	1,931	7,562	6,230
General and administrative	2,532	4,624	7,552	15,063
Sales and marketing	1,522	2,142	5,280	6,222
Stock-based compensation expense	$10,267	$13,364	$30,612	$41,793

Stock-based compensation capitalized as internally developed software costs was $0.8 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively. Stock-based compensation capitalized as internally developed software costs was $2.2 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively.
NOTE 6 - INCOME TAXES
For the three and nine months ended September 30, 2023, the Company prepared its interim tax provision by applying a year-to-date effective tax rate, which the Company believes results in the best estimate of the annual effective tax rate.
For the three months ended September 30, 2023 and 2022, the Company recorded a benefit from income taxes of $0.3 million and a provision for income taxes of $0.2 million, respectively, which resulted in effective tax rates of 1.6% and (1.9)%, respectively.
For the nine months ended September 30, 2023 and 2022, the Company recorded a provision for income taxes of $1.9 million and $3.9 million, respectively, which resulted in effective tax rates of (6.0)% and (19.5)%, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The principal reasons for the difference between the statutory rate and the effective rate for 2023 were primarily due to non-deductible stock-based compensation, the change in valuation allowance, and Section 162(m) of the Internal Revenue Code ("IRC") compensation limitations. The principal reasons for the difference between the statutory rate and the effective rate for 2022 were primarily due to non-deductible stock-based compensation, as well as the change in valuation allowance, Section 162(m) of the IRC compensation limitations and state taxes.
The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. As of September 30, 2023 and December 31, 2022, the Company recorded an uncertain tax position liability of $1.3 million and $1.2 million, respectively, within Other liabilities on the Condensed Consolidated Balance Sheets. This liability includes an immaterial amount of interest and penalties as of September 30, 2023 and no interest and penalties as of December 31, 2022.
NOTE 7 - NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss, basic and diluted	$(17,003)	$(8,242)	$(34,252)	$(23,612)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	82,469,190	80,941,664	82,085,508	80,523,557
Net loss per share, basic and diluted	$(0.21)	$(0.10)	$(0.42)	$(0.29)

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

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted-average stock options	4,166,033	5,211,342	4,660,837	5,941,182
Matching shares	645	10,310	13,099	11,208
Total	4,166,678	5,221,652	4,673,936	5,952,390

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
During the nine months ended September 30, 2023, the Company repurchased 504,493 shares of Class A common stock under the 2022 Share Repurchase Program, at a total cost to the Company of $3.0 million. The Company did not repurchase shares during the three months ended September 30, 2023.
NOTE 9 - RELATED PARTY TRANSACTIONS
During the nine months ended September 30, 2023 and 2022, Expensify, Inc. contributed $0.2 million and $2.3 million, respectively, to its wholly-owned subsidiary, Expensify.org, a nonprofit benefit organization established by the Company. There was an immaterial amount of commitments from Expensify, Inc. that remained open for contribution as of September 30, 2023 and December 31, 2022.
There are no other significant related party transactions for the Company as of September 30, 2023, except as noted elsewhere in these condensed consolidated financial statements.

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
OVERVIEW
Expensify is a cloud-based expense management software platform that helps the smallest to the largest businesses simplify the way they manage money. Every day, people from all walks of life in organizations around the world use Expensify to scan and reimburse receipts from flights, hotels, coffee shops, office supplies and ride shares. Since our founding in 2008, we have added over 13 million members to our community and processed and automated 1.5 billion expense transactions on our platform as of September 30, 2023, freeing people to spend less time managing expenses and more time doing the things they love. For the quarter ended September 30, 2023, an average of 719,000 paid members across 47,800 companies and over 200 countries and territories used Expensify to make money easy.
Components of Results of Operations
Revenue
We generate revenue from subscription fees based on the usage of our cloud-based expense management software platform under arrangements paid monthly in arrears that are either (i) month-to-month and can be terminated by either party without penalty at any time or (ii) annual arrangements based on a minimum number of monthly members. Annual subscription customers who wish to terminate their contracts before the end of the term are required to pay the remaining obligation in full plus any fees or penalties set forth in the agreement. We charge our customers subscription fees for access to our platform based on the number of monthly active members and level of service. The contractual price is based on either negotiated fees or rates published on our website. We generate most of our revenue from customers who have a credit card or debit card on file with us that is automatically charged each month. Virtually all of our customers have a standard terms of service contract, with the few exceptions for customers on bespoke service contracts.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Expensify interchange amount	$3,090	$1,877	$8,008	$4,805
Vendor fees	(281)	(169)	(724)	(426)
Consideration from a vendor, net	$2,809	$1,708	$7,284	$4,379

OPERATING EXPENSES
Research and Development
Research and development expenses consist primarily of personnel-related expenses, including stock-based compensation, and external contributor costs incurred related to the planning and preliminary project stage and post-implementation stage of new products or enhancing existing products or services. We capitalize certain software development costs that are attributable to developing or adding significant functionality to our internal-use software during the application development stage of the projects. All research and development expenses, excluding capitalized software development costs, are expensed as incurred.
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
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related expenses, including stock-based compensation, advertising expenses, outsourcing costs for sales and product demos, branding and public relations expenses and referral fees for strategic partners and other benefits that we provide to our referral and affiliate partners. We expect sales and marketing expenses will increase as we expand our sales efforts to pursue our market opportunity.
Interest and Other Expenses, Net
Interest and other expenses, net, consist primarily of interest paid under our credit facilities with Canadian Imperial Bank of Commerce ("CIBC"). It also includes realized gains and losses on foreign currency transactions and foreign currency remeasurement. We expect interest and other expenses, net will decrease as we reduce our interest expense by paying down outstanding debt.
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
The following table sets forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages, share and per share data)
Revenue	$36,494	$42,493	$115,479	$126,026
Cost of revenue, net(1)	17,680	16,554	50,380	46,564
Gross margin	18,814	25,939	65,099	79,462
Operating expenses:
Research and development(1)	6,607	3,416	17,119	10,701
General and administrative(1)	14,245	15,898	38,386	45,335
Sales and marketing(1)	12,860	12,342	36,757	37,958
Total operating expenses	33,712	31,656	92,262	93,994
Loss from operations	(14,898)	(5,717)	(27,163)	(14,532)
Interest and other expenses, net	(2,375)	(2,369)	(5,158)	(5,226)
Loss before income taxes	(17,273)	(8,086)	(32,321)	(19,758)
Benefit from (provision for) income taxes	270	(156)	(1,931)	(3,854)
Net loss	$(17,003)	$(8,242)	$(34,252)	$(23,612)
Net loss per share:
Basic and diluted	$(0.21)	$(0.10)	$(0.42)	$(0.29)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	82,469,190	80,941,664	82,085,508	80,523,557
Net loss margin	(47)%	(19)%	(30)%	(19)%

(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue, net	$3,312	$4,667	$10,218	$14,278
Research and development	2,901	1,931	7,562	6,230
General and administrative	2,532	4,624	7,552	15,063
Sales and marketing	1,522	2,142	5,280	6,222
Stock-based compensation expense	$10,267	$13,364	$30,612	$41,793

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Revenue

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Revenue	$36,494	$42,493	$(5,999)	(14)%

Revenue decreased by $6.0 million, or 14%, for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to (i) a decrease in billable activity across our user base, including a decrease in pay-per-use billable activity which has a higher average fee per member than our annual members, and (ii) an increase in contra revenue related to cashback payments driven by the increased adoption and spend captured from members using the Expensify Card.
Cost of Revenue, Net and Gross Margin

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Cost of revenue, net	$17,680	$16,554	$1,126	7%
Gross margin	$18,814	$25,939	$(7,125)	(27)%
Gross margin %	52%	61%

Cost of revenue, net increased by $1.1 million, or 7%, for the three months ended September 30, 2023 compared to the same period in 2022. Cost of revenue, net increased primarily due to increased outsourcing activities related to maintaining our platform. These increases were partially offset by an increase in Consideration from a vendor, net, driven primarily by the increased adoption and spend captured from members using the Expensify Card, which reduced Cost of revenue, net by $2.8 million and $1.7 million for the three months ended September 30, 2023 and 2022, respectively.
Gross margin decreased to 52% for the three months ended September 30, 2023 compared to 61% in the same period in 2022 due to the factors described in the preceding paragraphs for Revenue and Cost of revenue, net.
OPERATING EXPENSES
Research and Development

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Research and development	$6,607	$3,416	$3,191	93%

Research and development expenses increased by $3.2 million, or 93%, for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to an increase in employee and external contributor time spent on project initiatives and new product features.

General and Administrative

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
General and administrative	$14,245	$15,898	$(1,653)	(10)%

General and administrative expenses decreased by $1.7 million, or 10%, for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to a decrease in employee time allocated to administrative functions resulting from implementation activities incurred in 2022 for first year compliance with Section 404 of the Sarbanes-Oxley Act and other new public company requirements.
Sales and Marketing

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Sales and marketing	$12,860	$12,342	$518	4%

Sales and marketing expenses increased by $0.5 million, or 4%, for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to an increase in outsourcing activities related to sales and product demos. These increases were partially offset by a decrease in advertising spend.
Interest and Other Expenses, Net

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Interest and other expenses, net	$(2,375)	$(2,369)	$(6)	—%

Interest and other expenses, net increased nominally for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to an increase in interest expense incurred under the 2021 Amended Term Loan (as defined below) due to increases in CIBC's reference rate partially offset by a reduction in foreign currency losses.

Provision for Income Taxes

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Benefit from (provision for) income taxes	$270	$(156)	$426	(273)%

We recorded a benefit from income taxes of $0.3 million during the three months ended September 30, 2023 compared to a provision for income taxes of $0.2 million for the same period in 2022.
During the three months ended September 30, 2023 and 2022, our effective income tax rate was 1.6% and (1.9)%, respectively. The effective income tax rate differs from the statutory rate in 2023 primarily due to non-deductible stock-based compensation, the change in valuation allowance, and Section 162(m) of the Internal Revenue Code ("IRC") compensation limitations. The effective income tax rate differs from the statutory rate in 2022 primarily due to non-deductible stock-based compensation as well as the change in valuation allowance, Section 162(m) of the IRC compensation limitations and state taxes.
COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2023 and 2022

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Revenue	$115,479	$126,026	$(10,547)	(8)%

Revenue decreased by $10.5 million, or 8%, for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to (i) a decrease in billable activity across our user base, including a decrease in pay-per-use billable activity which has a higher average fee per member than our annual members, and (ii) an increase in contra revenue related to cashback payments driven by the increased adoption and spend captured from members using the Expensify Card.
Cost of Revenue, Net and Gross Margin

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Cost of revenue, net	$50,380	$46,564	$3,816	8%
Gross margin	$65,099	$79,462	$(14,363)	(18)%
Gross margin %	56%	63%

Cost of revenue, net increased by $3.8 million, or 8%, for the nine months ended September 30, 2023 compared to the same period in 2022. Cost of revenue, net increased primarily due to increased outsourcing activities related to maintaining our platform. These increases were partially offset by an increase in Consideration from a vendor, net, driven primarily by the increased adoption and spend captured from members using the Expensify Card, which reduced Cost of revenue, net by $7.3 million and $4.4 million for the nine months ended September 30, 2023 and 2022, respectively.
Gross margin decreased to 56% for the nine months ended September 30, 2023 compared to 63% in the same period in 2022 due to the factors described in the preceding paragraphs for Revenue and Cost of Revenue, net.

Research and Development

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Research and development	$17,119	$10,701	$6,418	60%

Research and development expenses increased by $6.4 million, or 60%, for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to an increase in employee and external contributor time spent on project initiatives and new product features.
General and Administrative

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
General and administrative	$38,386	$45,335	$(6,949)	(15)%

General and administrative expenses decreased by $6.9 million, or 15%, for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to a decrease in employee time allocated to administrative functions resulting from one-time planning and implementation activities incurred in 2022 for first year compliance with Section 404 of the Sarbanes-Oxley Act and other new public company requirements.
Sales and Marketing

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Sales and marketing	$36,757	$37,958	$(1,201)	(3)%

Sales and marketing expenses decreased by $1.2 million, or 3%, for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to a decrease in advertising spend partially offset by (i) an increase in outsourcing activities related to sales and product demos, and (ii) increased marketing event spend to gain further brand awareness.
Interest and Other Expenses, Net

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Interest and other expenses, net	$(5,158)	$(5,226)	$68	(1)%

Interest and other expenses, net decreased by $0.1 million, or 1%, for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to a reduction in foreign currency losses partially offset by an increase in interest expense incurred under the 2021 Amended Term Loan (as defined below) due to increases in CIBC’s reference rate.

Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$(1,931)	$(3,854)	$1,923	(50)%

We recorded a provision for income taxes of $1.9 million during the nine months ended September 30, 2023 compared to a provision for income taxes of $3.9 million for the same period in 2022.
During the nine months ended September 30, 2023 and 2022, our effective income tax rate was (6.0)% and (19.5)%, respectively. The effective income tax rate differs from the statutory rate in 2023 primarily due to non-deductible stock-based compensation, the change in valuation allowance, and Section 162(m) of the IRC compensation limitations. The effective income tax rate differs from the statutory rate in 2022 primarily due to non-deductible stock-based compensation, as well as the change in valuation allowance, Section 162(m) of the IRC compensation limitations and state taxes.
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
KEY BUSINESS METRICS
Paid Members
We believe that our ability to increase the number of paid members on our platform will drive our success as a business. Our customers pay for subscriptions on behalf of employees and contractors who use the platform, whom we refer to as paid members. We define paid members as the average number of users (employees, contractors, volunteers, team members, etc.) who are billed on Collect or Control plans during any particular quarter. For small and medium businesses ("SMBs") or sole proprietors with only one employee, the business owner may also be the only paid member.
The following table sets forth the average number of paid members (in thousands):

Three Months Ended	Paid members
September 30, 2023	719
September 30, 2022	761

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Adjusted EBITDA	$(3,549)	$8,970	$7,320	$31,333
Adjusted EBITDA margin	(10)%	21%	6%	25%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Non-GAAP net (loss) income	$(6,736)	$5,122	$(3,640)	$18,181
Non-GAAP net (loss) income margin	(18)%	12%	(3)%	14%

Reconciliations of Non-GAAP Financial Measures
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Net loss	$(17,003)	$(8,242)	$(34,252)	$(23,612)
Net loss margin	(47)%	(19)%	(30)%	(19)%
Add:
(Benefit from) provision for income taxes	(270)	156	1,931	3,854
Interest and other expenses, net	2,375	2,369	5,158	5,226
Depreciation and amortization	1,082	1,323	3,871	4,072
Stock-based compensation expense	10,267	13,364	30,612	41,793
Adjusted EBITDA	$(3,549)	$8,970	$7,320	$31,333
Adjusted EBITDA margin	(10)%	21%	6%	25%

Non-GAAP Net Income and Non-GAAP Net Income Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Net loss	$(17,003)	$(8,242)	$(34,252)	$(23,612)
Net loss margin	(47)%	(19)%	(30)%	(19)%
Add:
Stock-based compensation expense	10,267	13,364	30,612	41,793
Non-GAAP net (loss) income	$(6,736)	$5,122	$(3,640)	$18,181
Non-GAAP net (loss) income margin	(18)%	12%	(3)%	14%

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through our cash flow from operations, sales of our equity securities and borrowings under our credit facilities. In November 2021, upon completion of our IPO, we received aggregate net proceeds of approximately $57.5 million after deducting underwriting discounts and commissions of approximately $4.9 million and offering costs of approximately $8.0 million. As of September 30, 2023, we had $89.1 million in cash and cash equivalents and $58.8 million in outstanding indebtedness.
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

CASH FLOWS
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$2,102	$26,229
Net cash used in investing activities	(4,833)	(1,373)
Net cash used in financing activities	(10,371)	(2,102)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(13,102)	$22,754

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities was $2.1 million for the nine months ended September 30, 2023 compared to $26.2 million for the same period in 2022. The decrease was primarily due to a reduction in funds held for customers due to the timing of expense reimbursement activity, a decrease in revenue, and increased outsourcing activities related to maintaining our platform along with design work for new project initiatives.
CASH FLOWS FROM INVESTING ACTIVITIES
During the nine months ended September 30, 2023, net cash used in investing activities was $4.8 million, primarily consisting of software development costs and the purchase of property and equipment.
Net cash used in investing activities increased for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to an increase in employee and external contributor software development costs.
CASH FLOWS FROM FINANCING ACTIVITIES
During the nine months ended September 30, 2023, net cash used in financing activities was $10.4 million, primarily consisting of principal payments on the term loan, the repurchase and retirement of common stock, and payments for employees taxes withheld from stock-based awards, which was partially offset by proceeds from common stock purchased under the Company's 2021 Stock Purchase and Matching Plan ("Matching Plan").
During the nine months ended September 30, 2022 net cash used in financing activities primarily consisted of payments for employees taxes withheld from stock-based awards, which were partially offset by proceeds from common stock purchased under the Matching Plan and proceeds from the issuance of common stock on exercises of stock options.
CREDIT FACILITIES
Amortizing Term Mortgage
In August 2019, the Company entered into an $8.3 million amortizing term mortgage agreement with Canadian Imperial Bank of Commerce ("CIBC") for the Company's commercial building located in Portland, Oregon. The agreement requires principal and interest payments due each month over a five-year period. Interest accrues at a fixed rate of 5.00% per year until August 2024, at which point the remaining outstanding principal balance on the amortizing term mortgage is due in full. The borrowings are secured by the building. The outstanding balance of the amortizing term mortgage was $7.7 million as of September 30, 2023.

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
Under the 2021 Amended Term Loan, the initial term loan of $45.0 million is payable over a 60-month period with principal and accrued interest payments due each quarter thereafter, which commenced with the first payment due on September 30, 2021. Quarterly principal payments are fixed and escalate throughout the term. The amounts borrowed bear interest at the bank’s reference rate plus 2.25% (10.75% as of September 30, 2023) and continue on a quarterly basis through the maturity of the term loan. The borrowings are secured by substantially all our assets.
The line of credit agreement, as amended with the 2021 Amended Term Loan, provides borrowings up to $25.0 million. Borrowings under the line of credit bear interest at CIBC’s reference rate plus 1.00% (9.50% as of September 30, 2023) and are secured by substantially all of our assets.
The outstanding balances of the term loan and revolving line of credit were $36.1 million and $15.0 million, respectively, as of September 30, 2023. See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
The outstanding balance of $36.0 million, including $0.1 million of accrued interest, on the term loan was repaid in full on October 12, 2023.
Certain Covenants
We are subject to customary covenants under the 2021 Amended Term Loan, which unless waived by CIBC, restrict our and our subsidiaries' ability to, among other things incur additional indebtedness, create or incur liens, permit a change of control or merge or consolidate with other companies, sell or transfer assets, pay dividends or make distributions, make acquisitions, investments or loans, or payments and prepayments of subordinated indebtedness, subject to certain exceptions. We must also maintain certain financial covenants: a total EBITDA net leverage ratio, as defined in the 2021 Amended Term Loan, tested each quarter, of not less than 5.00 to 1.00 from September 30, 2022 through and including June 30, 2023, and not less than 4.00 to 1.00 from September 30, 2023 through and including June 30, 2024, not less than 3.00 to 1.00 from September 30, 2024 and thereafter, and a fixed charge coverage ratio of not less than 1.10 to 1.00, tested on the last day of each calendar quarter.
If we fail to perform our obligations under these and other covenants, CIBC’s credit commitments could be terminated and any outstanding borrowings, together with accrued interest, under the credit or loan agreements could be declared immediately due and payable.
As of September 30, 2023, the Company was not in compliance with all debt covenants, specifically the covenant restricting the amount of repurchases of common stock, which includes net share settlements of stock-based awards, the covenant related to the requirement to maintain all deposit, operating and collateral accounts with CIBC with certain exceptions during the period, and the minimum fixed charge coverage ratio covenant. A waiver was obtained from CIBC. The Company does not believe non-compliance with these covenants had any material impact on the Company or its operations. The Company expects to be in compliance with all debt covenants, or to have received waivers for any non-compliance, by the end of the fiscal quarter ending December 31, 2023.

Contractual Obligations and Commitments
As of September 30, 2023, there have been no material changes in our contractual obligations and commitments as disclosed in our 2022 Annual Report.
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
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information regarding our purchases of shares of Class A common stock during the three months ended September 30, 2023.

	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program(1)
July 1 - 31, 2023	—	$—	—	$41,000,003
August 1 - 31, 2023	—	$—	—	$41,000,003
September 1 - 30, 2023	—	$—	—	$41,000,003
Three months ended September 30, 2023	—		—
(1)On May 12, 2022, we announced the approval of a share repurchase program with authorization to purchase up to $50.0 million of our Class A common stock at management’s discretion. The repurchase program does not have an expiration date, does not obligate us to repurchase any specific number of shares and may be modified, suspended or terminated at any time at our discretion. At September 30, 2023, we had approximately $41.0 million remaining under the share repurchase authorization, not including amounts used for net share settlement of vested equity incentive awards.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference

Exhibit No.	Name	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-41043	3.1	August 9, 2023

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-41043	3.2	November 15, 2021

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

EXPENSIFY, INC.

Date: November 8, 2023	By:	/s/ David Barrett
David Barrett
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Ryan Schaffer
Ryan Schaffer
Chief Financial Officer
(Principal Financial Officer)