Form 10-K
period 2023-12-31
Expensify, Inc.
filed 2024-02-27
CIK 1476840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the registrant's Class A common stock, par value $0.0001 per share, held by non-affiliates of the registrant was approximately $436 million as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, computed based on the closing sale price of the Class A Common stock on the Nasdaq Stock Market LLC on such date.
As of February 21, 2024, there were approximately 70,580,351 shares of the registrant's Class A common stock outstanding, 7,333,335 shares of the registrant's LT10 common stock outstanding, and 7,292,587 shares of the registrant's LT50 common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of this Annual Report on Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2024. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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
•expenses associated with being a public company;
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
•our ability to protect against security incidents, technical difficulties, or interruptions to our platform;
•our ability to maintain, protect and enhance our intellectual property; and
•the other risks and uncertainties under Item 1A. "Risk Factors" and elsewhere in this Annual Report on Form 10-K.
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
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
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
•We experienced rapid growth in periods prior to the COVID-19 pandemic, and those growth rates may not be indicative of our future growth, and we may not be able to maintain profitability.
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
•Economic uncertainty, a sustained general economic downturn, an uneven recovery, or continued instability could materially and adversely affect our business, results of operations, financial condition and growth prospects.
•The estimates of market opportunity and forecasts of market growth included in this prospectus may prove to be inaccurate. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
•The success of our business largely depends on our senior management team, and we depend on professional services firms for a portion of our finance function. The loss of any key employees or our outsourced finance team could adversely affect our business.
•We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and could diminish our cash reserves.
•If we or our third party providers fail to protect our IT systems against security incidents, or otherwise to protect our Confidential Information, there may be damage to our reputation and brand, material financial penalties, and legal liability, which could substantially harm our business, financial condition and results of operations.

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
•We may be adversely affected by global economic and political instability, including escalating geopolitical tensions such as the war in Ukraine and the conflict in Israel, Gaza and surrounding areas.
•Sales to customers outside of the United States and our international operations expose us to risks inherent in international sales and operations.
•We receive, process, store and use business and personal data, which subjects us to governmental regulation and other legal obligations related to data protection and security, and our actual or perceived failure to comply with such obligations could harm our business and expose us to liability.
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

Part I.
Item 1. Business
OVERVIEW
Expensify is a leading cloud-based expense management software platform that helps the smallest to the largest businesses simplify the way they manage money. Every day, people from all walks of life in organizations around the world use Expensify to scan and reimburse receipts from flights, hotels, coffee shops, office supplies and ride shares. Since our founding in 2008, we have added over 15 million members to our community, and processed and automated over 1.5 billion expense transactions on our platform as of December 31, 2023, freeing people to spend less time managing expenses and more time doing the things they love. For the quarter ended December 31, 2023, an average of 719,000 paid members across an average of 47,000 companies and over 200 countries and territories used Expensify to make money easy.
Small and medium-sized businesses (“SMBs”) are the cornerstone of the global economy, making up almost all businesses and the majority of employment in Organisation for Economic Co-operation and Development ("OECD") member countries. Despite their significance to the global economy, the vast majority of SMBs still rely on manual, inefficient processes to manage the critical back office functions that power their businesses every day. Expense management, which refers to the collection, processing, auditing and reimbursement of employee expenses, is one of the last great holdouts of paper-based back office processes, with employees stuffing actual physical receipts into an envelope and handing it to their accountant. As SMBs seek to modernize back office functions like expense management to better compete in today’s digital economy, we believe they will look for comprehensive technologies that are easy to discover, implement, purchase, manage and use. At the same time, individual employees are becoming a powerful source of change as they increasingly expect to bring their own choice of technology into the workplace.
Since the beginning of Expensify, our guiding principle has been improving the experience of the actual end users of expense management software: everyday employees. We designed Expensify to be easy to set up, integrate, configure and use from almost any device, which has enabled us to serve employees of all types and organizations of all sizes, industries and geographies. Our first breakthrough was revolutionizing receipt tracking with our patented scanning technology, SmartScan, which allows anyone to simply take a photo of any receipt – no matter the currency or quality of handwriting – for fast, automatic and accurate transcription of a receipt with just one tap. After removing the need for people to keep a pocket full of crumbled receipts and spend hours manually tracking expenses, we moved on to automating the entire expense journey, from the initial receipt scan all the way through to categorization, expense approval, reconciliation and next-day reimbursement. Since then, we have expanded our platform to include features that help businesses manage corporate credit cards, generate and send invoices, pay bills, collect payments and book travel, all from our single, easy-to-use mobile application. We intend to continue adding complementary features to retain and add value to existing customers and attract new members.
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
•Easy to set up. We designed our platform to be easily implemented and configured without the need to speak with a sales person. Any employee can download our free application from mobile app stores or sign up on the website, create an account and start submitting expenses within minutes. When an expense report is submitted, the manager who receives it also automatically becomes a member. Concierge, our proprietary AI-powered customer support engine, helps new members set up an account, connect teammates, assign company policies and immediately sync Expensify with existing accounting, HR and travel systems. We believe that making our platform easily accessible, simple to set up and easily configurable attracts more members to download and try Expensify.
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
•Highly integrated. We designed our platform to easily integrate with other business and consumer applications. We offer over 40 pre-built integrations, allowing Expensify to seamlessly connect with accounting and HR systems, travel management software, business and employee bank accounts and credit cards. These integrations enable our members to synchronize data in real-time across their technology ecosystem and automate expense management with the applications and tools they use every day.
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
•Paid Plans
◦Collect. Our Collect plan enables our members to integrate with popular small business accounting systems, configure simple expense report approval workflows, as well as pay employees, contractors and volunteers via Direct Deposit ACH or internationally via Global Reimbursements.
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
•Expand and monetize transaction volume from existing and new customers. We fully launched the Expensify Card in 2020 and, despite pullback in corporate expenses with the COVID-19 pandemic, customers began adopting the card, especially as business travel resumed following challenges caused by the COVID-19 pandemic. Going forward, we intend to increase the promotion of the Expensify Card to both new and existing customers to drive growth in adoption;
•Promote Expensify’s culture and values. We believe that consumers are more likely to both use and recommend products from brands they admire. By consistently acting on and vocally promoting our values, we have the ability to both drive positive change and create brand awareness that can add to the virality of our platform. We believe our company code of ethics and conduct demonstrates our culture and values, including our adherence to Environmental, Social, and Governance ("ESG") principles;
•Continue to strengthen our market consensus. We have worked hard to establish and maintain Expensify as a dominant expense management platform for SMBs. We leverage a variety of targeted marketing strategies that involve industry conferences, industry influencers, partner marketing, our own conference and more with the goal of achieving market consensus that Expensify is the premier, industry standard expense management platform. This is essential to our viral and word-of-mouth business model. We plan to reinforce the market consensus surrounding our platform, as well as expand on these strategies across new feature verticals and markets;
•Expand integrations and strengthen partnerships. Expense management touches many functions across a company. To provide a seamless experience for our customers, we integrate with the accounting, HR and travel software used by SMBs and their employees every day. We also have frictionless integrations with many of the technology providers that generate the most receipts for our members, such as Uber and Lyft. Through our ExpensifyApproved! Partner Program, we train and support accountants who then encourage their customers to use Expensify. We intend to continue to invest in both integrations and partnerships as they are critical to delivering best-in-class user experiences and ensuring that Expensify is deeply embedded within our customer base; and
•Expand internationally. We see significant opportunity to acquire new customers internationally. Because word-of-mouth drives significant adoption, we have experienced member growth outside of our core geographies without investment in marketing or regional sales forces. We have the opportunity to accelerate international growth by investing in marketing, developing a localized platform experience and expanding international partnership and integrations.
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
•Global reimbursement. For companies or employees based outside of the United States, Expensify offers reimbursement in 5 currencies across 200 countries and territories.
•Centralized travel procurement. Manage and centrally pay for travel bookings made with any Expensify Card, all while ensuring compliance with company travel policies.
•Corporate card remittance. Streamline the process of managing and remitting corporate card payments.
Expensify Card
The Expensify Card is a natural extension of our expense management platform and is powered by the Visa network. Companies can use the Expensify Card in conjunction with existing expense policies at no additional cost, or independently as a separate corporate card program through our platform.
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
•Cashback. Companies that spend over $250,000 on their Expensify Cards per month receive 2% cashback for all USD purchases or 1% for all USD purchases if monthly spend is under $250,000.
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
We believe we have growth in many areas in regards to the Expensify Card. Our goal is to continue increasing the number of companies that have adopted the Expensify Card and the number of members that have a card provisioned per company, both of which would increase the amount of total spend converted to the Expensify Card.
Under the original Expensify Card program launched in 2020 (“Legacy Card Program”), Expensify has an agreement with the payment processor, Marqeta, Inc. ("Marqeta"), and relies on Marqeta to manage the relationship with the issuing bank, Sutton Bank, and the card network, Visa, in authorizing and settling transactions. In October 2023, the Company amended the Expensify Card program (“Updated Card Program”) to separately enter into an agreement with a new issuing bank, The Bancorp Bank N.A. ("Bancorp"), to issue Expensify Cards to customers and authorize and settle transactions on the Visa card network, in providing overall card program management services. As of December 31, 2023, the Updated Card Program had not yet launched to customers. Once the Updated Card Program is launched, the Company will concurrently operate the Legacy Card Program and Updated Card Program, with all new Expensify Card issuances being under the Updated Card Program.
Invoicing & Bill Pay
Key capabilities of our invoicing and bill payment features include:
•Payments made easy. With multiple payment options, including credit/debit card, ACH and check, customers across the globe have access to quick, easy and frictionless payment options.
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
Expensify.org
We started Expensify.org with a goal to “create a just and generous world” with the belief that doing good is good for business. We aim to integrate the Expensify.org mission into everything we do. If nothing else, it's good for employee retention and morale, by framing our work in a more powerful context than it might otherwise seem. Everyone here knows that we cannot succeed as a business without also giving back and making the world a better place than we found it.
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
Our Compliance and Data Security
We are PCI-DSS, SOC1 Type II, and SOC2 Type II compliant, with external parties performing "grey box" testing. We are integrated with most major banks in the United States, and we process billions of dollars in expense reimbursements every year and are audited annually by our processing bank. We take privacy and data security seriously and design our systems and processes based on applicable domestic and international data privacy regulations, which sometimes change faster than the wind.
Our Data
As of December 31, 2023, we have processed over 1.5 billion expense transactions for our customers. These expenses span across employees from all functions and layers in organizations of all sizes, industries and geographies. To process these expenses, our platform runs on our proprietary distributed and fully replicated technology architecture that is built to process many multiples of our current transaction volume. We also designed our platform to be deeply integrated and connected with a broad suite of back office systems, consumer applications and banking technology infrastructures that our customers use every day. The combination of the scale and diversity of the expenses we process, the breadth and depth of our integrations and the scalability of our infrastructure has enabled us to build a massive data asset that continually enhances the value of our platform.
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
Our Culture, Employees and Human Capital
At Expensify, our culture is deeply embedded in everything we do. We strive to create a diverse, inclusive and collaborative workplace that prioritizes and fosters the long-term happiness of our employees. We operate with a flat, generalist organizational structure, where everybody is encouraged to participate in the discussions and contribute to the decisions they choose to. Our culture is centered on the belief that a life well lived is one that enables you to achieve the following three goals, which we all work towards with a long-term mindset:
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

•Have Fun. Sometimes, we want to do stuff that is awesome just for the sake of awesomeness. Not too often, but often enough to remind ourselves that we are living life to its fullest, and enabling others to do the same. For example, we aim to bring the whole company, plus families and kids, to a warm and sunny international location every year for a month-long "working vacation" to enable our employees to collaborate in person from a remote beach, build friendships with their colleagues, broaden their perspective and have a great time. These “Offshore” trips are productivity powerhouses that have resulted in some of our most impressive platform developments to date.
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
We believe that our unique culture and our employees’ happiness and long-term commitment to Expensify is a critical component of our success. As of December 31, 2023 we had 133 full-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements. We also engage third-party vendors to supply on-demand workers as needed to support our operations. We have not experienced any work stoppages, and we believe that our employee relations are strong. We remain committed to reevaluating ourselves and continuing to foster a workplace environment that prioritizes the well-being of each and every Expensify employee.
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
We make our platform available for free trial online, which facilitates rapid and widespread adoption. The strength of our solution and its user-friendly nature creates advocates of our platform and allows Expensify to spread virally, through word-of-mouth, across teams, departments and organizations. This word-of-mouth marketing increases organically as more individual members and teams discover our platform.
Our marketing efforts are designed to support the bottom-up viral nature of our platform by establishing our brand as a premiere option in preaccounting software. We invest in brand and platform promotion through partners, conference participation, thought leadership, direct marketing and advertising and content development to educate the market about the benefits of our platform and create market consensus.
Creating market consensus requires a major investment to establish and requires ongoing commitment to our product to maintain. So long as the market agrees in the strength of our platform, it is relatively inexpensive to maintain that perception. This creates an asymmetric advantage against challengers to our brand. This market consensus strategy enables us to attract new customers without needing to pay a high marginal cost to acquire each new customer.
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

As of December 31, 2023, we had 15 trademark registrations in the United States, including EXPENSIFY, EXPENSICON, EXPENSIFY THIS, SMARTSCAN, CONCEIRGE, YOU WEREN’T BORN TO DO EXPENSES, LAT* TALKS LAT TALKS, SWIPE TO WIN, and LONG ASS TABLE TALKS. Various other marks have. also been published such as EXPENSIFY PAYMENTS, EASY MONEY, EXPENSIFY IS EASY MONEY, KARMA POINTS, CORPORATE KARMA, and PERSONAL KARMA. Applications for the Expensify logo and NEW EXPENSIFY have been filed and are awaiting examination. We also had approximately 83 trademark registrations (including international registrations) and approximately 29 pending applications in certain foreign jurisdictions, including Canada, the European Union, the United Kingdom, Mexico, Brazil, Australia and New Zealand. We will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective. We also own several domain names, including www.expensify.com, use.expensiffy.com, www.expensify.org, and new.expensify.com.
As of December 31, 2023, we had 23 issued patents and 15 pending patent applications in the United States. Our issued patents expire between August 18, 2028 and March 26, 2040. We have 1 pending application in Europe, Australia and Canada. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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
Available Information
Our website address is www.expensify.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K. The U.S. Securities and Exchange Commission (“SEC”) maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are also available free of charge on our investor relations website, investors.expensify.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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
•health crises, such as the COVID-19 pandemic, or other conditions that impact travel and business spending; and
•general economic and market conditions in either domestic or international markets, including geopolitical uncertainty and instability and their effects on software spending.
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
We experienced rapid growth in periods prior to the COVID-19 pandemic, and those growth rates may not be indicative of our future growth, and we may not be able to maintain profitability.
Although we experienced rapid growth in periods prior to the COVID-19 pandemic, our business was impacted by the COVID-19 pandemic, with declines in revenue and paid members due to government-imposed lock-downs, a decrease in business travel and other expense-generating activity, and SMBs downsizing or going out of business, among other things. While the number of paid members and revenue improved compared to the low point of the pandemic, our growth rate has not yet returned and may never return to pre-pandemic levels. Even if our revenue and paid members increase in the near term, we expect that our growth rate will decline as a result of a variety of factors, including the maturation of our business. Further, as we operate in a new and rapidly changing category of preaccounting software, widespread acceptance and use of our platform and features, particularly our expense management feature, is critical to our future growth and success. We believe our growth depends on a number of factors, including, but not limited to, our ability to:
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
•the impact of any future pandemic, epidemic or other public health crisis and the corresponding pace and rate of recovery on our business;
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
If we are unable to accomplish these tasks, our growth, including our revenue growth, would be harmed. Additionally, if future revenue growth does not offset any increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to maintain profitability.
Our expense management feature drives the majority of our subscriptions, and any failure of this feature to satisfy customer demands or to achieve increased market acceptance could adversely affect our business, results of operations, financial condition and growth prospects.
A majority of our subscriptions are driven by bottom-up adoption related to our expense management feature. Although we have added, and expect to continue to add, new features to expand our offerings, and all of our features are accessible under a single subscription, at least in the near term, we expect our expense management feature to continue to drive the majority of our subscriptions. As a result, market acceptance of our expense management feature is critical to our success. Demand for our expense management feature, as well as our other features, is affected by a number of factors, many of which are beyond our control, such as the adoption of our features by new and existing customers; the timing of development and release of upgraded or new features on our platform; products and services introduced or upgraded by our competitors or partners; our ability to determine optimal pricing for our platform, including in international markets; pricing offered by our competitors; technological change; and growth or contraction in our addressable market. We increased our subscription prices in 2020, and although the increased prices have not substantially affected our business to date, we cannot guarantee any future price increases we choose to implement will not adversely affect our business. If we are unable to meet customer demand for our expense management feature; do not price our subscriptions optimally or make changes to our subscription or pricing models that are not accepted by the market; or fail to convert members of our free expense management feature or trial subscriptions to paying subscribers, our business, results of operations, financial condition and growth prospects will suffer.
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
While we experienced significant growth in the number of our customers prior to the COVID-19 pandemic, our growth rate has not yet returned and may never return to pre-pandemic levels. Numerous factors may impede our ability to attract new customers, convert individuals and organizations using our free basic features and trial subscriptions into paying customers, expand usage within organizations, increase use of our other features such as the Expensify Card and gain new subscriptions, including but not limited to, failure to retain and motivate our personnel; failure to establish, maintain or expand relationships with channel and integration partners; failure to compete effectively against alternative products or services; our ability to determine optimal pricing for our subscriptions, including in international markets; failure to successfully deploy new features and integrations; failure to provide a quality customer experience and customer support; or failure to ensure the effectiveness of our bottom-up sales approach and other marketing programs. Channel partnerships are also an important aspect of our growth strategy, and we will need to maintain our partnerships with existing channel partners and identify and attract new channel partners in order to maintain the effectiveness of this strategy. Moreover, we believe that many of our new customers originate from word-of-mouth and other non-paid referrals from existing customers, so we must ensure that our existing customers remain loyal to our platform in order to continue receiving those referrals.
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
For example, we recently released the first version of an open-source financial group chat optimized for financial conversations, designed to be used both in and outside of work, and maintained by a community of open source developers. This initial version has a subset of the features of our legacy app available as we continue development. We expect our open-source offering to be a complete rewrite of the Expensify front end, built on a new React Native platform that uses the same codebase across iOS, Android, web and desktop once completed. Although we see this direction as a natural next step in our long-term product vision, we have not developed an open-source financial group chat (or similar feature) before, and it may not meet customer needs, gain member traction or generate revenue sufficient to offset the costs of development, which could harm our business even if and when the feature complete version is released.

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
Our business depends on the economic health of our current and prospective customers and the overall state of the economy. Declining levels of economic activity may lead to declines or delays in business spending, declines in the number of paid monthly members of our platform and fewer transactions for which our platform may be used, which may result in decreased revenue for us. Uncertain and adverse economic conditions may cause customers to change their company policies to limit expense reimbursement and have led to increased requests for, and may lead to, increased refunds and chargebacks. Additionally, economic uncertainty and negative economic pressures may cause prospective or existing customers to defer investment or expansion in their business, and they may become more price-sensitive and perceive our platform as too costly. As of December 31, 2023, businesses with fewer than 1,000 employees accounted for approximately 95% of our customers by revenue, and we focus our product, marketing and sales efforts on these businesses, including SMBs. These customers may be more susceptible to general economic conditions than larger businesses, which may have greater liquidity and access to capital. Our competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering their prices and attempting to lure away our customers. Many of our larger competitors currently focus their product offerings on larger customers who may be less susceptible to general economic conditions. As a result, our larger competitors may be better positioned than we are to increase their market share with businesses of all sizes. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our platform offerings. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations and financial condition could be materially and adversely affected.
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

Expensify Payments LLC (“Expensify Payments”) is a licensed money transmitter (or its equivalent) in various U.S. states and territories and is in the process of obtaining money transmission licenses in a number of additional states and territories. As a licensed money transmitter, Expensify Payments, its ultimate beneficial owners, and its control persons are subject to a range of restrictions and ongoing compliance obligations under the money transmitter statutes (or their equivalent) administered by the banking departments (or their equivalent) of the various U.S. states and territories where it is licensed, including requirements with respect to the investment of customer funds, financial recordkeeping and reporting, reconciliation of customer funds, bonding, minimum capital, minimum net worth, disclosure, and inspection by regulatory authorities concerning various aspects of its business. In a number of cases, evaluation of our compliance efforts, as well as questions of whether and to what extent our activities in connection with the provision of certain products and services (both current and historical) are considered money transmission, are matters of regulatory interpretation and could change over time. In the past, regulators have identified violations or alleged violations of certain statutory and regulatory requirements, and we have been subject to fines and other penalties by state regulatory authorities due to their interpretation and application of their respective state money transmitter regime to our activities. In the future, as a result of the laws and regulations applicable to us and our business, we could be subject to investigations, inspections, examinations, and supervision, and resulting liability, including governmental fines, restrictions on our business, or other similar enforcement actions, and we could be forced to cease conducting certain aspects of our business with residents of certain jurisdictions, be forced to change our business practices in certain jurisdictions, or be required to obtain additional licenses, regulatory approvals, or other similar authorizations. We cannot make any assurances that we will be able to obtain or maintain any such licenses, regulatory approvals, and other similar authorizations, and there could be substantial costs and potential product changes involved in obtaining and maintaining any such licenses, approvals, or other similar authorizations, which could have a material adverse effect on our business. In addition, there are substantial costs and potential product changes involved in maintaining and renewing any licenses, regulatory approvals, and other similar authorizations, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, net worth, corporate governance, or other requirements applicable to us, including those required in connection with maintaining such licenses, approvals, or authorizations. These factors could impose substantial additional costs on us, involve considerable delay to the development or provision of our products or services to our customers, require significant and costly operational changes, or prevent us from providing our products or services in any given market.
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
The success of our business largely depends on our senior management team, and we depend on professional services firms for a portion of our finance function. The loss of any key employees or our outsourced finance team could adversely affect our business.
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
In addition, we depend on certain professional services firms for a portion of our finance function. If we lose the services of these outsourced finance teams for any reason, our ability to complete key accounting processes and reviews and provide timely and accurate financial reporting could be seriously harmed, and we could experience material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. In addition, we may be unable to retain a new outside professional services firm or expand the size and expertise of our internal accounting team sufficiently and quickly enough to implement the processes and reviews necessary to ensure that material misstatements do not occur, which could seriously harm our business. Any failure to provide timely and accurate financial reporting or to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations and financial condition, and could cause investors to lose confidence in our financial reports and our financial reporting generally, which could cause a decline in the trading price of our Class A common stock.
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
The Expensify Card is an important element of our growth strategy, and we believe that, over time, the Expensify Card will be a prominent corporate card solution for SMBs in our core markets. For our Legacy Card Program, launched in 2020, we rely on a single third-party vendor, Marqeta, for the Expensify Card, who also manages the relationship with the card's issuing bank, Sutton Bank, and the card network, Visa. In the annual periods ended December 31, 2023, 2022 and 2021, consideration from this vendor representing monetized Expensify Card activities reduced our cost of revenue by $10.1 million, $6.2 million, and $2.9 million, respectively. Our agreement with Marqeta initially had a three year term that was renewed in June 2022 and now automatically renews annually thereafter unless either party provides 90 days’ notice prior to renewal.
Under our Updated Card Program, which had not yet launched to customers as of December 31, 2023 and thus has not yet resulted in any revenue, we rely on Marqeta as the payment processor, Bancorp as the card’s issuing bank, and Visa as the card network. Under the Updated Card Program, our agreement with Marqeta has an initial term of approximately four years, and will automatically renew annually thereafter. Our agreement with Bancorp has an initial five year term, and will automatically renew annually thereafter.
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
If we or our third party providers fail to protect our IT Systems against security incidents, or otherwise to protect our Confidential Information, there may be damage to our reputation and brand, material financial penalties, and legal liability, which could substantially harm our business, financial condition, and results of operations.
We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems, but also rely on third parties for a range of IT Systems and related products and services. We and certain of our third-party providers collect, maintain, and process data our customers provide us, some of which is confidential information about them or their financial transactions. We also process personal information about our employees, vendors, and business partners, and those who purchase products or services from our customers – as well as proprietary information belonging to the business such as trade secrets (collectively, “Confidential Information”).
We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT Systems and Confidential Information, through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT systems, products, or services. Attacks upon information technology systems are increasing, and expected to continue increasing, in their frequency, levels of persistence, sophistication and intensity – including through the use of artificial intelligence – and are being conducted by diverse threat actors including sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also be subject to vulnerabilities or experience security incidents that may remain undetected for an extended period as attacks may circumvent security controls, evade detection, and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information, or business.
There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Because we make extensive use of third party suppliers and service providers, successful cyberattacks that disrupt or result in unauthorized access to third party IT Systems can materially impact our operations and financial results. Additionally, many of our employees and service providers work remotely, in part due to a significant increase in remote work stemming from the COVID-19 pandemic that has been maintained. As a result, we may be more vulnerable to cybersecurity-related events such as phishing attacks and other security challenges. Many companies that provide cloud based services have reported a significant increase in cyberattack activity since the beginning of the COVID-19 pandemic and related increase in remote work.
We and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any adverse impact to the availability, integrity, or confidentiality of our IT Systems or Confidential Information can result in intentional or accidental unauthorized access to our IT Systems or our customers’ or partners’ sites, networks, systems and accounts; unauthorized access to, and misappropriation or disclosure of Confidential Information; viruses, worms, spyware, ransomware, or other malware being served from our platform, mobile application, networks, or systems, including as a result of supply chain attacks; deletion or modification of content or the display of unauthorized content on our platform; interruption, disruption, or malfunction of operations; costs relating to remediation, deployment of additional personnel and protection technologies, and response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or risk of loss, litigation, regulatory action and other potential liabilities. If any of these adverse impacts should occur, we cannot guarantee data loss can be prevented. Additionally, if any adverse impacts occur, our reputation and brand could be damaged, our business may suffer, and we could be required to expend significant capital and other resources to alleviate problems caused by such breaches. Actual or anticipated cyber security attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Any computer malware, viruses, computer hacking, fraudulent use attempts, phishing attacks, or other data security incidents among other things, could harm our reputation and our ability to retain existing customers and attract new customers.
Any actual or perceived compromise of our IT Systems or Confidential Information, or those of our customers, partners, or third-party service providers, could also violate applicable privacy, data protection, data security, network and information systems security and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, which could have a material adverse effect on our business, results of operations, and financial condition. In addition, any insurance we maintain may be insufficient to cover our losses resulting from disasters, cyber-attacks, or other business interruptions, and any incidents may result in loss of, or increased costs of, such insurance. We may need to devote significant resources in the future to address problems caused by cyber attacks, including notifying affected individuals and responding to any resulting litigation, which in turn, diverts resources from the growth and expansion of our business.
Moreover, we are subject to the Payment Card Industry Data Security Standard (“PCI-DSS”), issued by the Payment Card Industry Security Standards Council. PCI-DSS contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. If we or our service providers are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could materially and adversely affect our business.
Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to expand our base of customers may be impaired, and our business and results of operations will be harmed.
We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Expensify” brand is critical to expanding our customer base and establishing and maintaining relationships with partners. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts, our ability to ensure that our platform remains high-quality, reliable, useful and competitively priced, the quality and perceived value of our platform, our ability to successfully differentiate our platform and features from those of our competitors and the ability of our customers to achieve successful results by using our platform and features. Maintaining and enhancing our brand may require us to make substantial investments not just in our core expense management service but also in newer features, such as our financial chat services, and to make substantial investments in foreign markets, and these investments may not be successful. We also plan to enhance our brand and drive interest in our overall platform by introducing certain consumer-focused features, which may not be successful. Substantial advertising expenditures may be required to maintain and enhance our brand, which may not prove successful. Advertising and other brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. For example, in 2023 we opened the Expensify Lounge in San Francisco, CA as a brand awareness campaign that ultimately did not yield the expected results and was shut down in late 2023. As another example, in 2023 we hosted our third ExpensiCon, an invite-only, all-expenses paid industry conference set in an exotic location that includes a full itinerary of events and excursions. The goal of this ExpensiCon was to increase our market consensus among our Approved! Accounting partners and increase adoption of our platform. We have spent significant resources on this initiative, and there can be no assurance that we will be successful in achieving those goals or that the nature of the event will not expose us to additional risks. Additionally, there could be a negative reaction to certain advertising campaigns and values-based activity and communications. If we fail to promote and maintain the “Expensify” brand, or if we incur excessive expenses in this effort, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad customer adoption of our platform and features. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become more difficult and expensive.
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
We may also review or revise our software architecture as we grow, which may require significant resources and investments. For example, we recently released the first version of an open-source financial group chat optimized for financial conversations, designed to be used both in and outside of work, and maintained by a community of open source developers. We expect our open-source offering to be a complete rewrite of the Expensify front end, built on a new React Native platform that uses the same codebase across iOS, Android, web and desktop once it is completed. There can be no assurance that this direction will achieve customer acceptance or that we will realize the anticipated return on our investment even if and when the feature complete version is released.
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
We experienced rapid growth and increased demand for our platform prior to the COVID-19 pandemic. Our revenue grew from $53.9 million in 2018 to $80.5 million in 2019 to $88.1 million in 2020 to $142.8 million in 2021, but our headcount remained relatively consistent, with 131 employees as of December 31, 2018, 127 employees as of December 31, 2019, 133 employees as of December 31, 2020, and 144 employees as of December 31, 2021. From 2021 to 2022, our revenue grew to $169.5 million, but our headcount remained relatively consistent, with 144 employees as of December 31, 2021 and 138 employees as of December 31, 2022. In 2023, our revenue declined to $150.7 million, with 133 employees as of December 31, 2023. The growth and expansion of our business and platform may place a significant strain on our management and our administrative, operational and financial reporting resources. Our ability to accurately plan for and model future growth is limited and subject to a number of uncertainties, due in part to our global operations, customer preferences and mix of products and features. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business strategies and operations, are incorrect or change due to industry or market developments, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business could suffer. For example, we are required to manage multiple relationships with various strategic, integration and channel partners, customers and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, our computer systems, procedures, or internal controls may not be adequate to support our operations, and our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to implement and improve our operational, financial and management information and reporting systems and manage our employee base. In addition, as we seek to continue to expand internationally, we will likely encounter unexpected challenges and expenses due to unfamiliarity with local regulations, requirements, practices and markets.
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
Our revenue generated from customers outside the United States was $13.3 million (9% of our revenue), $14.7 million (9% of our revenue), and $15.2 million (11% of our revenue) for the annual periods ended December 31, 2023, 2022 and 2021, respectively. Our core geographies are the United States, the United Kingdom, Canada and Australia. We intend to pursue expansion of our international operations. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. In addition, we face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
As we seek to expand our business globally, our overall performance will depend in part on worldwide economic and geopolitical conditions. Economies domestically and internationally have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, employment pressures in services sectors, volatility in credit, equity and foreign exchange markets, bankruptcies and health crises, including COVID-19, as well as war, terrorist activity, political unrest, civil strife and other geopolitical uncertainty, and the resulting impact on business continuity and travel, supply chain disruptions, inflation, security issues, and overall uncertainty with respect to the economy, including with respect to tariff and trade issues.
For example, the invasion of Ukraine by Russian military forces in February 2022 and Hamas's attack on Israel in October 2023 has resulted in sustained conflict and disruption in those regions and the surrounding areas. The length, impact and outcome of these conflicts are highly unpredictable; however, they could lead to significant market and other disruptions, some of which have already been experienced, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability and changes in consumer or purchaser preferences, as well as an increase in cyberattacks and espionage. Additionally, sanctions or other measures implemented by other countries, as well as potential responses from other countries, could adversely affect the global economy and financial markets, which could in turn have a material adverse effect on our business, financial condition and results of operations. In addition, political instability or adverse political developments and new or continued economic deterioration in any of the countries in which we operate could harm our business, results of operations and financial condition.
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
We receive, process, store and use business and personal data, which subjects us to governmental regulation and other legal obligations related to data privacy, protection and security, and our actual or perceived failure to comply with such obligations could harm our business and expose us to liability.
We receive, process, store and use business and personal data relating to our employees, members and customers around the world, including the United States and the European Economic Area (“EEA”). As a result, our business is therefore subject to a number of federal, state, local and foreign laws, regulations, regulatory codes and guidelines governing data privacy, data protection and security, including with respect to the collection, storage, use, processing, transmission, sharing and protection of personal data. For instance, laws in all fifty U.S. states and outside the United States (and sometimes contractual and/or other obligations) and certain international laws and regulations require notification of certain incidents to a number of third parties, such as impacted customers, regulators, credit reporting agencies or others when certain information has been compromised as a result of a security breach. We seek to comply with applicable laws, regulations, policies, legal obligations and industry standards and have developed privacy policies, data processing addenda and internal privacy procedures to reflect our practices designed to achieve such compliance. However, such laws, regulations, regulatory codes and guidelines regulations are complex, may be inconsistent across jurisdictions or conflict with other rules and their interpretation is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent and therefore, there can be no assurance that our policies and process will be fully implemented, complied with, or effective. Compliance with such laws may require changes to our data collection, use, transfer, disclosure, other processing, and certain other related business practices and may thereby increase compliance costs or have other material adverse effects on our business. Further, any significant change in applicable laws, regulations, or industry practices regarding the use or disclosure of our members’ or customers’ data, or regarding the manner in which the express or implied consent of members or customers for the use and disclosure of such data is obtained, could require us to modify our platform, possibly in a material manner, and may limit our ability to develop new services and features that make use of the data that our members and customers voluntarily share.
A failure on our part to safeguard consumer data adequately or to destroy data securely or otherwise comply with legal obligations may subject us, depending on the personal data in question, to costs associated with notice and remediation, as well as potential regulatory investigations or enforcement actions, and possibly to civil liability, under federal, state, or foreign laws or regulation, industry standards, our internal privacy policies and procedures, or our contracts governing our processing of personal data claims by third parties, and damage to our reputation, any of which could have an adverse effect on our operations, financial performance and business. We could also incur significant costs investigating and defending such claims and, if we are found liable, significant damages.
For example, in the United States, the data protection landscape is also rapidly growing and evolving on both the state and federal level. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, a number of state-level general data privacy laws have or will soon go into effect that introduce new data privacy rights for consumers and new operational requirements for companies. For instance, the California Consumer Privacy Act (“CCPA”), provides data privacy rights for California residents and operational requirements for covered businesses. Among other things, companies covered by the CCPA must provide new disclosures to California residents and afford such residents certain privacy rights relating to their personal data. The CCPA also considers certain financial information to be “sensitive personal information” imposing additional requirements on businesses, such as public disclosures about how such data is being used and disclosed by the business. The CCPA also provides for civil penalties for violations, as well as a private right of action for certain data breaches that increases the potential exposure in relation to data breaches. We cannot fully predict the impact of these laws, or subsequent guidance, regulations or rules on our business or operations, including those that are still in draft form, but they may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal data, our financial condition, and the results of our operations or prospects. Further, if we become subject to other state-level privacy laws, guidelines or regulations, we may be required again to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
Furthermore, at the federal level, we are also subject to laws, regulations and standards covering marketing, advertising, cookies, tracking technologies, e-marketing, and other activities conducted by telephone, email, mobile devices and the internet, such as the Federal Wiretap Act, the Telephone Consumer Protection Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, and similar state consumer protection and communication privacy laws. Additionally, the Federal Trade Commission ("FTC") and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal data secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. There are a number of legislative proposals in the United States, at both the federal and state level, and in the E.U. and more globally, that could impose new obligations in areas such as e-commerce and other related legislation or liability for copyright infringement by third parties. We cannot yet determine the impact that these future laws, regulations and standards may have on our business.
In addition, the EU General Data Protection Regulation ("GDPR") imposes stringent data protection requirements for processing the personal data of individuals within the European Economic Area ("EEA"). The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosure requirements, limitations on retention of personal data, mandatory data breach notification requirements and additional obligations. Non-compliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of our global revenue. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the E.U. and the United States remains uncertain. For example, in 2016, the E.U. and United States agreed to a transfer framework for data transferred from the E.U. to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union ("CJEU"). The CJEU also raised questions about whether the European Commission’s Standard Contractual Clauses, one of the primary mechanisms used by companies to transfer personal data out of the EEA, complies with the GDPR. While the CJEU upheld the validity of the Standard Contractual Clauses, the CJEU ruled that the underlying data transfers must be assessed on a case-by-case basis by the data controller to determine whether the personal data will be adequately protected. At present, there are few if any viable alternatives to the Standard Contractual Clauses and, therefore, there is uncertainty regarding how to ensure that transfers of personal data from Europe to the United States comply with the GDPR. As such, any transfers by us of personal data from Europe may not comply with European data protection laws and may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions. Loss of our ability to transfer personal data from Europe may also require us to increase our data processing capabilities in those jurisdictions at significant expense.
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
A portion of the technologies we use in our platform, database infrastructure (Bedrock), Expensify.com, new.expensify.com and mobile application incorporate “open source” software, and we may incorporate open source software in our platform and mobile application in the future. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to suits by parties claiming ownership of what we believe to be open source software, or claiming non-compliance with the applicable open source licensing terms. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public, including authorizing further modification and redistribution, or otherwise be limited in the licensing of our services, each of which could provide an advantage to our competitors or other entrants to the market, allow them to create similar products with lower development effort and time, and ultimately result in a loss of sales for us. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our valuable proprietary source code, we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property rights or for breach of contract. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose source code that incorporates or is a modification of such licensed software. Furthermore, there is an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such license types. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable open source license, we may also have to expend substantial time and resources to re-engineer some or all of our software, incur significant legal expenses defending against such allegations, be subject to significant damages, or be enjoined from the sale of our platform that contained the open source software.

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
Any litigation against us could be costly and time-consuming to defend.
We have in the past and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business. We could be subject to claims, lawsuits (including class actions and individual lawsuits), government investigations and other proceedings involving consumer protection, labor and employment, immigration, import and export practices, product labeling, competition, accessibility, securities, tax, marketing and communications practices, commercial disputes, defamation, civil rights infringement, negligence, intellectual property rights infringement, invasion of privacy, product liability, regulatory compliance, or other legal claims, including claims relating to information that is published or made available via our platform. For example, in November 2020, the Federal Election Commission ("FEC") notified us of a number of complaints filed against us in connection with David Barrett's email on October 23, 2020 urging customers to protect democracy. We responded to the complaints in November and December 2020, requesting dismissal of all complaints. On May 31, 2022 we received notice from the FEC clearing us of any wrongdoings in relation to these complaints. However, we cannot assure you that the matter will not result in further complaints, regulatory inquiries or future proceedings. See Part I, Item 3 "Legal Proceedings" for additional information regarding our legal proceedings.
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
Our loan and security agreement with CIBC, as amended and restated on February 21, 2024, consists of a $25.0 million revolving line of credit, which matures in September 2025. The loan and security agreement subjects us, and any future indebtedness would likely subject us, to various customary covenants, including requirements as to financial reporting, insurance and certain liquidity and leverage thresholds and restrictions on our ability to maintain cash deposits outside of CIBC above certain thresholds, dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to engage in transactions with affiliates, to encumber our intellectual property and certain other restrictions on our activities. Our business may be adversely affected by these restrictions on our ability to operate our business.
Additionally, our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which we are unable to control. We may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs under the loan and security agreement. Under the loan and security agreement and a credit agreement with CIBC that provides for a $8.3 million amortizing term mortgage, an event of default will occur if, among other things, we fail to make payments under such agreements; we breach certain of our covenants under such agreements, subject to specified cure periods with respect to certain breaches; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit CIBC to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. CIBC could also exercise its rights as collateral agent to take possession of, and to dispose of, the collateral securing the loans, which collateral includes substantially all of our personal property (including intellectual property). Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events. We may seek to enter into an extension of the loan and security agreement or enter into a new facility with another lender. We may not be able to extend the term or obtain other debt financing on terms that are favorable to us, if at all, and we could be subject to additional restrictions on our business operations. If we are unable to obtain adequate financing or financing on satisfactory terms when required, our ability to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
As of December 31, 2023, we were not in compliance with all of our debt covenants then in effect pursuant to the 2021 Amended Term Loan (as defined below). Specifically, we were not in compliance with the minimum fixed charge coverage ratio covenant, the covenant related to the requirement to maintain all deposit, operating and collateral accounts with CIBC with certain exceptions during the period, the covenant related to investments in non loan subsidiaries where investments cannot exceed twenty percent of our free cash flow as defined in the 2021 Amended Term Loan for the twelve month period then ended with certain exceptions, the covenant related to maintaining cash and other assets where the aggregate value of all subsidiaries cannot be in excess of ten percent of consolidated assets or individually by subsidiary in excess of five percent of consolidated assets, and the covenant related to subsidiary revenue where the aggregate value of all subsidiary revenue cannot be in excess of ten percent of consolidated revenue or individually by subsidiary in excess of five percent of consolidated revenue. We obtained a waiver from CIBC for our non-compliance with these covenants.
On February 21, 2024 we amended and restated the 2021 Amended Term Loan to, among other things, revise the positive and negative covenants in a manner intended to better align with our operations. We expect to be in compliance with all debt covenants by the end of the fiscal quarter ended March 31, 2024. However, if a waiver from CIBC is required in the future for potential non-compliance, CIBC may be unwilling to provide a waiver and could, as a result, call our outstanding debt obligations immediately which could have a material adverse effect on our financial condition.
Interest rate fluctuations may affect our results of operations and financial condition.
Because a substantial portion of our debt is variable-rate debt, fluctuations in interest rates could have a material effect on our business. We incur higher interest costs if interest rates increase. We are currently experiencing a high interest rate environment, and there is no guarantee that there will not be any further increases in the future. Any such increase in interest costs could have a material adverse impact on our financial condition and the levels of cash we maintain for working capital.
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
The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to develop, maintain and, if required, improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and may continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls. For fiscal years 2019, 2020 and 2021, we identified a material weakness in our internal controls that we had insufficient technical skills to address accounting matters combined with insufficient accounting staff and internal control knowledge to design and implement processes and controls, including the review of the completeness and accuracy of reports used to record journal entries, necessary to ensure material misstatements did not occur. We took certain measures to remediate this material weakness, and it was remediated as of December 31, 2022. However, completion of remediation does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error. Further, we can give no assurance that any additional material weaknesses or control deficiencies will not arise in the future.
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
Each share of our LT10 and LT50 common stock is entitled to 10 and 50 votes per share, respectively, and each share of our Class A common stock is entitled to one vote per share. All shares of LT10 and LT50 common stock are held directly by the Voting Trust established in connection with our initial public offering pursuant to a voting trust agreement (“Voting Trust Agreement”). As of December 31, 2023, the Voting Trust held 7,333,619 and 7,321,894 shares of LT10 and LT50 common stock, respectively, representing approximately 17.2% of the economic interest and 86.2% of the voting power of outstanding capital stock. All decisions with respect to the voting (but not the disposition) of shares held in the Voting Trust from time to time will be made by the trustees of the Voting Trust ("Trustees") in their sole and absolute discretion, and with no responsibility under the Voting Trust Agreement as stockholder, trustee or otherwise, except for his or her own individual malfeasance. The Voting Trust and its Trustees will, for the foreseeable future, have significant influence over our corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. The Voting Trust is able to, subject to applicable law, elect all of the members of our Board of Directors and control actions to be taken by us and our Board of Directors, including amendments to our amended and restated certificate of incorporation and amended and restated bylaws, compensation matters and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. This concentrated control will limit your ability to influence corporate matters for the foreseeable future and may materially adversely affect the market price of our Class A common stock. It is possible that the interests of the Voting Trust may, in some circumstances, conflict with our interests and the interests of our other stockholders, including you. For example, the Voting Trust may have different tax positions or other differing incentives from other stockholders that could influence its decisions regarding whether and when to cause us to dispose of assets, incur new or refinance existing indebtedness, or take other actions. Additionally, the Voting Trust and the holders of our LT10 and LT50 common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests.
Additionally, for as long as the Voting Trust holds securities representing at least 50% of the voting power of our outstanding capital stock, our amended and restated certificate of incorporation delegates to the Executive Committee all of the power and authority of the Board of Directors in the management of our business and affairs, provided that the Executive Committee will not have power or authority in reference to (i) matters that must be approved by the Audit Committee of the board, (ii) matters that must be approved by a committee qualified to grant equity to persons subject to Section 16 of the Exchange Act for purposes of exempting transactions pursuant to Section 16b-3 thereunder, (iii) matters required under Delaware law to be approved by the full Board of Directors, or (iv) as otherwise required by SEC rules and the rules of Nasdaq. The members of the Executive Committee currently are, and their successors are generally expected to be, directors who are also our employees or service providers, and the Executive Committee currently consists of David Barrett, Ryan Schaffer, Anu Muralidharan, Jason Mills and Daniel Vidal.
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
The market price of our Class A common stock has been and may continue to be volatile and could be subject to wide fluctuations in response to the risk factors described in this Annual Report on Form 10-K, and others beyond our control, including:
•actual or anticipated fluctuations in our results of operations;
•our actual or anticipated operating performance and the operating performance of our competitors;
•changes in the financial projections we provide to the public, our failure to meet these projections or our failure to provide such projections;
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
•the economic, political, and social impact of, and uncertainty relating to, the outbreaks of pandemics, epidemics and other contagious diseases;
•changes in our capital structure;
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events; and
•sales or expected sales of our Class A common stock by us, our officers, directors, principal stockholders and employees.
Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of stock volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations and financial condition. See Part I, Item 3 "Legal Proceedings" for additional information regarding our legal proceedings.
Future sales of our Class A common stock in the public market could cause our share price to fall.
Sales of a substantial number of shares of our Class A common stock in the public market or the perception that these sales might occur in large quantities, could cause the market price of our Class A common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2023, we had 70,569,815 shares of Class A common stock outstanding, 7,333,619 shares of LT10 common stock outstanding and 7,321,894 shares of LT50 common stock outstanding. Our amended and restated certificate of incorporation imposes transfer restrictions on shares of our LT10 and LT50 common stock.
There were 5,821,461 shares of Class A common stock issuable upon the exercise of exercisable options outstanding as of December 31, 2023. We registered all of the shares of Class A common stock issuable upon the exercise of outstanding options, upon the settlement of restricted stock units ("RSUs") issued following our initial public offering ("IPO") or in connection with other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock will become eligible for sale once issued, subject to compliance with applicable securities laws.
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
Increases in interest rates, like what has been experienced in 2022 and 2023, may cause a corresponding decline in demand for equity investments. Any such increase in interest rates or reduction in demand for our Class A common stock resulting from other relatively more attractive investment opportunities may cause the market price of our Class A common stock to decline.
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

General Risk Factors
Pandemics, epidemics or other health crises may have a negative effect on our business, financial condition, results of operations, cash flows, and liquidity.
Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic, epidemic, or other health crises, like the COVID-19 pandemic. The COVID-19 pandemic disrupted our business and impacted our employees, partners, third-party service providers and customers. In particular, effects of the COVID-19 pandemic, such as economic instability, remote work and travel restrictions negatively affected demand for our platform as employees incurred fewer work- and travel-related expenses and submitted fewer expense reimbursement requests to their employers, and as SMBs downsized or went out of business. Many very small businesses (“VSBs”) and SMBs experienced substantial revenue and cash liquidity declines in the early months of the COVID-19 pandemic, and there were high observed rates of small business failures. The COVID-19 pandemic also negatively impacted the amount of expenses incurred by our paid members, our annual gross logo retention, our net seat retention, the launch of our Expensify Card and the roll-out of our co-working spaces.
The degree to which pandemics, epidemics and other public health crises will affect our business in the future will depend on developments that are highly uncertain and cannot currently be predicted. These developments include, but are not limited to, the duration, extent and severity of any such crisis; actions taken to contain any such crisis; the ultimate societal impact of any such crisis and any lasting changes in business and consumer behavior, including with respect to remote work, business travel and business expense spending and reimbursement; the duration and nature of related restrictions on economic activity and domestic and international trade; and the extent of the impact of these and other factors on our employees, partners, third-party service providers and customers. The effects of future pandemics, epidemics or other public health crises could have a material adverse impact on our business, results of operations, financial condition and growth prospects.
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
The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if our operating results do not meet the expectations of the investor community, one or more of the analysts who cover our company may change their recommendations regarding our company, and our stock price could decline.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.
We design and assess our program based on applicable laws and regulations, and informed by industry standards and industry-recognized practices. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use such laws and regulations and industry standards and practices as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Risk Factor If we or our third party providers fail to protect our IT Systems against security incidents, or otherwise to protect our Confidential Information, there may be damage to our reputation and brand, material financial penalties, and legal liability, which could substantially harm our business, financial condition, and results of operations.
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function, including oversight of cybersecurity and other information technology risks. The Board oversees management’s implementation of our cybersecurity risk management program.

The Board receives periodic reports from management on our cybersecurity risks. In addition, management updates the Board, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
Our management team, including our Chief Compliance Officer and Director of Engineering, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and external cybersecurity consultants. Our management team’s experience includes a combined two decades of experience in various software development, cybersecurity, product management, and other technology-related roles. Our Chief Compliance Officer and Director of Engineering have each served in a number of significant leadership roles at our company since 2017 and 2013, respectively, including oversight of security, safety, and integrity initiatives
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
Item 2. Properties
In the United States, our company has offices in Portland, Oregon, San Francisco, California, and Ironwood, Michigan. We own our office space in Portland, which consists of approximately 38,500 square feet. Our office space in San Francisco, consisting of approximately 10,500 square feet, is leased through May 31, 2034. Our office space in Ironwood, consisting of approximately 2,700 square feet, is leased through April 30, 2026. Our Company leases a lot adjacent to our Portland office space which is leased through April 30, 2030.
We also lease co-working spaces in Phoenix, Arizona, New York, New York and London, United Kingdom. We give all employees the ability to rent a co-working space if we do not provide one.
We intend to procure additional space or expand existing facilities in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space on commercially reasonable terms will be available to accommodate our operations.
Item 3. Legal Proceedings
On November 29, 2023, a putative securities class action (the “Putative Class Action”) was filed in the United States District Court for the District of Oregon captioned Wilhite v. Expensify, Inc., et al., Case No. 3:23-cv-01784-JR, naming us, two of our executive officers and two of our former directors as defendants. The lawsuit is purportedly brought on behalf of all those who purchase or acquired our stock pursuant or traceable to our initial public offering (“IPO”). The complaint alleges claims under Sections 11 and 15 of the Securities Act of 1933 based on allegedly false or misleading statements in the offering documents filed in connection with our IPO. The lawsuit seeks unspecified damages and other relief. On January 29, 2024, three shareholders moved to be appointed lead plaintiff in the Putative Class Action. The court has not yet ruled on those motions. The defendants intend to deny the allegations of wrongdoing and vigorously defend against the claims in the Putative Class Action.
In addition to the matter described above, from time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Defending such proceedings is costly and can impose a significant burden on management and employees. We may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained. The results of any current or future litigation cannot be predicted with certainty. Regardless of the outcome, any litigation can have an adverse impact on our company as a result of defense and settlement costs, the diversion of management resources, and other factors.
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
HOLDERS OF OUR COMMON STOCK
As of February 21, 2024 there were 21 stockholders of record of our Class A common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
As of February 21, 2024 the Expensify Voting Trust held all of the outstanding shares of our LT10 common stock and LT50 common stock.
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
RECENT SALES OF UNREGISTERED SECURITIES
None.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information regarding our purchases of shares of Class A common stock during the three months ended December 31, 2023:

	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program(1)
October 1 - 31, 2023	—	$—	—	$41,000,003
November 1 - 30, 2023	—	$—	—	$41,000,003
December 1 - 31, 2023	—	$—	—	$41,000,003
Total	—		—

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
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Nasdaq Composite Index (“NASDAQ”), S&P 500 Index (“S&P 500”), and the S&P 500 Information Technology Index (“S&P 500 IT”). The graph assumes $100 was invested at the market close on November 10, 2021, which was the first day our Class A common stock began trading. Data for the Nasdaq, S&P 500 and S&P 500 IT indexes assumes reinvestment of dividends. The graph uses the closing market price on November 10, 2021 of $41.06 per share as the initial value of our Class A common stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Comparison of Cumulative Total Return
$150.00
$100.00
$50.00
$0.00
11/10/2021
11/30/2021
12/31/2021
1/31/2022
2/28/2022
3/31/2022
4/29/2022
5/31/2022
6/30/2022
7/29/2022
8/31/2022
9/30/2022
10/31/2022
11/30/2022
12/30/2022
1/31/2023
2/28/2023
3/31/2023
4/28/2023
5/31/2023
6/30/2023
7/31/2023
8/31/2023
9/29/2023
10/31/2023
11/30/2023
12/29/2023
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
The following discussion and analysis of our financial condition and results of operations generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. A discussion of 2021 items and year-to-year comparisons between 2022 and 2021 can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023.
OVERVIEW
Expensify is a cloud-based expense management software platform that helps the smallest to the largest businesses simplify the way they manage money. Every day, people from all walks of life in organizations around the world use Expensify to scan and reimburse receipts from flights, hotels, coffee shops, office supplies and ride shares. Since our founding in 2008, we have added over 15 million members to our community and processed and automated over 1.5 billion expense transactions on our platform as of December 31, 2023, freeing people to spend less time managing expenses and more time doing the things they love. For the year ended December 31, 2023, an average of 719,000 paid members across an average of 47,000 companies and over 200 countries and territories used Expensify to make money easy.
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
Key Factors Affecting Our Performance
Our performance depends on many factors, including the following:
INVESTING IN PRODUCT-LED GROWTH
We are focused on growing the number of paid members on our platform. Relative to other software companies, we invest more in product development and less in sales. This investment in product allows us to develop easy-to-use but powerful features that encourage adoption of our platform. Our ability to grow our paid members depends on our viral, bottom-up adoption cycle that starts with an individual employee. After downloading our free app to submit expenses and realizing the benefits of Expensify, our enthusiastic members champion our platform internally, spread it via word-of-mouth or invites to other employees and often convince decision makers to adopt Expensify company-wide. In order to continue to grow, we believe we must continue prioritizing investments in our platform to delight our members and drive viral expansion.
CONVERTING FREE MEMBERS
Our success depends on converting users who try the free aspects of the Expensify platform into paid members. While our viral model means that employees or contractors often introduce Expensify into small and medium-sized businesses (“SMBs"), companies subscribe and pay for the majority of our paid members.
INVESTING TO MAINTAIN MARKET CONSENSUS
Our viral and word-of-mouth adoption model is effective in part because we have established ourselves as a recognized leader in expense management for SMBs. We deploy large scale brand advertising to promote our platform strength and create market consensus that Expensify is a category leader for expense management software. Additionally, in 2023 we hosted our third ExpensiCon, an invite-only, all-expenses paid industry conference, with the goal of increasing our market consensus among our Approved! Accounting partners and increasing adoption of our platform. We believe investing in market consensus enables us to focus on creating great viral features for our members rather than relying on low-margin, unscalable activities of traditional sales and marketing to drive customer acquisition.
RETAINING EXISTING CUSTOMERS
Expense management touches many functions across a company. To provide a seamless experience for our customers, we integrate with accounting, ERP and travel software used by SMBs and their employees every day. We also have frictionless integrations with many of the technology providers that generate the most receipts for our members, such as Uber and Lyft. Expensify delivers an expense management platform that we believe customers like, and that embeds us within organizations. Because of these two factors, we have historically enjoyed high customer retention rates that often outperform enterprise retention rates. We believe an additional factor that drives our retention rates is that SMBs generally re-evaluate their technology solutions less frequently, and as such, there is rarely a conscious choice around whether to choose to continue using Expensify for another year.
Gross logo retention and net seat retention are important indicators of customer satisfaction and usage of our platform. We calculate our gross logo retention rate as of the end of a period by using (a) the number of distinct companies who have ever had five or more paid members paying for a subscription during the period ending one year prior as the denominator and (b) the number of those same companies that are still paying for at least one subscription during the more recent period as the numerator. In 2023 and 2022, our annual gross logo retention was 74% and 83%, respectively. We calculate our net seat retention rate as of the end of a period by using (a) the number of paid member seats from companies who have ever had five or more paid members paying for a subscription during the period ending one year prior as the denominator and (b) the number of paid member seats at those same companies during the more recent period as the numerator. In 2023 and 2022, our net seat retention was 99% and 108%, respectively. Our growth will depend on our ability to retain existing customers.
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
MACROECONOMIC TRENDS
Our business and the operations of our customers, the majority of which are SMBs, were disrupted by the COVID-19 pandemic and the resulting economic downturn, which yielded inflationary pressures, rising interest rates, foreign currency fluctuations, supply chain issues and a softening in capital markets. See the section titled "Risk Factors" in this Annual Report on Form 10-K for further discussion of the possible impact of such macroeconomic trends on our business. Additionally, other potential challenging macroeconomic conditions, and the resulting impact on business continuity and travel, could negatively impact our business.

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
We offer a cashback rewards program to all customers based on volume of Expensify Card transactions and software as a service ("SaaS") subscription tier. Cashback rewards are earned on a monthly basis and are applied against outstanding customer receivables or are paid out the following month. We consider our cashback rewards as consideration payable to a customer, and it is recorded as contra revenue within Revenue on the Consolidated Statements of Operations. Cashback rewards applied against outstanding customer receivables are reflected as a reduction to Accounts receivable, net on the Consolidated Balance Sheets. Cashback rewards liability is recorded within Accrued expenses and other liabilities on the Consolidated Balance Sheets. The cashback rewards fluctuate over time as customers meet eligibility requirements in conjunction with the applicable SaaS subscription tier of each customer and the timing of payments made to customers.
Cost of Revenue, Net
Cost of revenue, net primarily consists of expenses related to hosting our service, including the costs of data center capacity, credit card processing fees, third-party software license fees, outsourcing costs to support customer service and outsourcing costs to support our patented scanning technology SmartScan, net of consideration from a vendor. Additional costs include amortization of finance right-of-use assets, amortization expense on capitalized software development costs and personnel-related expenses, including stock-based compensation and employee costs attributable to supporting our customers and maintenance of our platform.
Consideration from a vendor is related to the Expensify Card. We use a third-party vendor to issue Expensify Cards and process the related transactions. The vendor is contractually entitled to the interchange through its relationships with the card network and card issuing bank. The vendor keeps a portion of the interchange for their services, and our agreement with the vendor results in us receiving the remainder of the interchange (our remainder portion, "Expensify interchange amount"). The vendor also charges us fees ("vendor fees") for the services it provides to us. Due to the nature of the vendor agreement, we do not record the Expensify interchange amount as revenue. Instead, the net of the Expensify interchange amount and vendor fees are paid to us, which we record as "Consideration from a vendor, net," a contra expense in Cost of revenue, net in the Consolidated Statements of Operations. The following summarizes these various amounts for each of the periods presented:

	Year ended December 31,
	2023	2022
	(in thousands)
Expensify interchange amount	$11,144	$6,832
Vendor fees	(1,009)	(616)
Consideration from a vendor, net	$10,135	$6,216

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
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses, including stock-based compensation, for any employee time allocated to administrative functions, including finance and accounting, legal and compliance, and human resources. In addition to personnel-related expenses, general and administrative expenses consist of rent, utilities, depreciation on property and equipment, amortization of operating lease right-of-use assets, information technology and external professional services, including finance and accounting, audit, tax, legal and compliance, and human resources. We expect that general and administrative expenses will remain consistent as it relates to costs associated with being a publicly traded company, including legal, audit, business insurance and consulting fees.
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related expenses, including stock-based compensation, advertising expenses, depreciation on property and equipment, outsourcing costs for sales and product demos, branding and public relations expenses, referral fees for strategic partners and other benefits that we provide to our referral and affiliate partners. We expect sales and marketing expenses will decrease as we reduce our outsourced activities as it relates to sales and product demos.
Interest and Other Expenses, Net
Interest and other expenses, net, consist primarily of interest paid under our credit facilities with Canadian Imperial Bank of Commerce ("CIBC"). It also includes the results of operations of our Fifth & Harvey, LLC subsidiary, which holds title to and manages operations of the operating lease for lots in Portland, Oregon that are currently used to host multiple portable food vendors open to the general public, realized gains and losses on foreign currency transactions and foreign currency remeasurement. We expect interest and other expenses, net will decrease as we reduce our interest expense by paying down outstanding debt.
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
The following table sets forth our results of operations for the periods presented:

	Year ended December 31,
	2023	2022
	(in thousands, except per share data)
Revenue	$150,687	$169,495
Cost of revenue, net(1)	66,888	62,669
Gross margin	83,799	106,826
Operating expenses:
Research and development(1)	23,368	13,692
General and administrative(1)	49,228	58,490
Sales and marketing(1)	44,352	49,876
Total operating expenses	116,948	122,058
Loss from operations	(33,149)	(15,232)
Interest and other expenses, net	(5,327)	(5,411)
Loss before income taxes	(38,476)	(20,643)
(Provision for) benefit from income taxes	(2,980)	(6,366)
Net loss	$(41,456)	$(27,009)
Net loss per share:
Basic and diluted	$(0.50)	$(0.33)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	82,493,226	80,786,725
Net loss margin	(28)%	(16)%

(1)Includes stock-based compensation expense as follows:

	Year ended December 31,
	2023	2022
	(in thousands)
Cost of revenue, net	$13,868	$18,403
Research and development	10,870	7,875
General and administrative	9,842	17,850
Sales and marketing	6,632	8,204
Total stock-based compensation expense	$41,212	$52,332

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2023 AND 2022
Revenue

	Year ended December 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Revenue	$150,687	$169,495	$(18,808)	(11)%

Revenue decreased $18.8 million, or 11%, for the year ended December, 31, 2023 compared to the same period in 2022, primarily due to (i) a decrease in billable activity across our user base, including a decrease in pay-per-use billable activity which has a higher average fee per member than our annual members, and (ii) an increase in contra revenue related to cashback payments driven by the increased adoption and spend captured from members using the Expensify Card.
Cost of Revenue, Net and Gross Margin

	Year ended December 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Cost of revenue, net	$66,888	$62,669	$4,219	7%
Gross margin	$83,799	$106,826	$(23,027)	(22)%
Gross margin %	56%	63%

Cost of revenue, net increased by $4.2 million, or 7%, for the year ended December 31, 2023 compared to the same period in 2022. Cost of revenue, net increased primarily due to increased outsourcing activities related to maintaining our platform. These increases were partially offset by an increase in Consideration from a vendor, net, driven primarily by the increased adoption and spend captured from members using the Expensify Card, which reduced Cost of revenue, net by $10.1 million for the year ended December 31, 2023 compared to $6.2 million for the year ended December, 31 2022.
Gross margin decreased to 56% in 2023 compared to 63% in the same period in 2022 due to the factors described in the preceding paragraphs for Revenue and Cost of revenue, net.
Research and Development

	Year ended December 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Research and development	$23,368	$13,692	$9,676	71%

Research and development expenses increased by $9.7 million, or 71%, for the year ended December 31, 2023 compared to the same period in 2022, primarily due to an increase in employee and external contributor time spent on project initiatives and new product features.

General and Administrative

	Year ended December 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
General and administrative	$49,228	$58,490	$(9,262)	(16)%

General and administrative expenses decreased $9.3 million, or 16%, for the year ended December 31, 2023 compared to the same period in 2022, primarily related to a decrease in employee time allocated to administrative functions resulting from one-time planning and implementation activities incurred in 2022 for first year compliance with Section 404 of the Sarbanes-Oxley Act and other new public company requirements.
Sales and Marketing

	Year ended December 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Sales and marketing	$44,352	$49,876	$(5,524)	(11)%

Sales and marketing expenses decreased $5.5 million, or 11%, for the year ended December 31, 2023 compared to the same period in 2022, primarily due to a decrease in advertising spend partially offset by (i) an increase in outsourcing activities related to sales and product demos, and (ii) increased marketing event spend to gain further brand awareness.
Interest and Other Expenses, Net

	Year ended December 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Interest and other expenses, net	$(5,327)	$(5,411)	$84	(2)%

Interest and other expenses, net decreased by $0.1 million, or 2%, for the year ended December 31, 2023 compared to the same period in 2022 primarily due to a reduction in foreign currency losses partially offset by an increase in interest expense incurred under the 2021 Amended Term Loan (as defined below) due to increases in CIBC's reference rate.
Provision for Income Taxes

	Year ended December 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$(2,980)	$(6,366)	$3,386	(53)%

We recorded a provision for income taxes of $3.0 million for the year ended December 31, 2023 compared to a $6.4 million provision for income taxes for the year ended December 31, 2022. We follow the asset and liability method of accounting for income taxes, whereby we recognize deferred income taxes for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. During the years ended December 31, 2023 and 2022, we recorded an incremental valuation allowance of $3.7 million and $2.8 million, respectively. The provision for income taxes reflects taxable income earned and taxed in U.S. federal and state, and non-U.S. jurisdictions.
Our effective income tax rate was (7.7)% and (30.8)%, for the years ended December 31, 2023 and 2022, respectively. The effective income tax rate differs from the statutory rate in 2023 primarily due to nondeductible stock-based compensation, the change in the valuation allowance, and the compensation limitations imposed by Internal Revenue Code ("IRC") Section 162(m). The effective income tax rate differs from the statutory rate in 2022 primarily due to nondeductible stock-based compensation, the compensation limitations imposed by IRC Section 162(m), and the change in the valuation allowance.
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
The following table sets forth the average number of paid members for the quarters ended March 31, 2022 through December 31, 2023 (in thousands):

Quarter ended	Paid members
March 31, 2022	706
June 30, 2022	754
September 30, 2022	761
December 31, 2022	779
March 31, 2023	747
June 30, 2023	742
September 30, 2023	719
December 31, 2023	719

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

	Year ended December 31,
	2023	2022
	(in thousands, except percentages)
Adjusted EBITDA	$13,174	$42,488
Adjusted EBITDA margin	9%	25%

Non-GAAP Net Income and Non-GAAP Net Income Margin
We define non-GAAP net income as net loss from operations in accordance with GAAP excluding stock-based compensation. We define non-GAAP net income margin as non-GAAP net income divided by total revenue for the same period. We are focused on profitable growth and we consider non-GAAP net income to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of stock-based compensation. This expense is not considered indicative of the core operating performance of our business.

	Year ended December 31,
	2023	2022
	(in thousands, except percentages)
Non-GAAP net (loss) income	$(244)	$25,323
Non-GAAP net (loss) income margin	—%	15%

Reconciliations of Non-GAAP Financial Measures
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Adjusted EBITDA and Adjusted EBITDA Margin

	Year ended December 31,
	2023	2022
	(in thousands, except percentages)
Net loss	$(41,456)	$(27,009)
Net loss margin	(28)%	(16)%
Add:
Provision for income taxes	2,980	6,366
Interest and other expenses, net	5,327	5,411
Depreciation and amortization	5,111	5,388
Stock-based compensation	41,212	52,332
Adjusted EBITDA	$13,174	$42,488
Adjusted EBITDA margin	9%	25%

Non-GAAP net income and non-GAAP net income margin

	Year ended December 31,
	2023	2022
	(in thousands, except percentages)
Net loss	$(41,456)	$(27,009)
Net loss margin	(28)%	(16)%
Add:
Stock-based compensation	41,212	52,332
Non-GAAP net (loss) income	$(244)	$25,323
Non-GAAP net (loss) income margin	—%	15%

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through our cash flow from operations, sales of our equity securities and borrowings under our credit facilities. In November 2021, upon completion of our IPO, we received aggregate net proceeds of approximately $57.5 million after deducting underwriting discounts and commissions of approximately $4.9 million and offering costs of approximately $8.0 million. As of December 31, 2023, we had $47.5 million in cash and cash equivalents. As of December 31, 2023, we had $22.7 million in outstanding indebtedness.
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
CASH FLOWS
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$1,559	$32,876
Net cash used in investing activities	(7,294)	(2,199)
Net cash (used in) provided by financing activities	(45,317)	(8,282)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(51,052)	$22,395

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities was $1.6 million for the year ended December 31, 2023 as compared to $32.9 million for the same period in 2022. The decrease is primarily due to a reduction in funds held for customers due to the timing of expense reimbursement activity, a decrease in revenue, increased outsourcing activities related to maintaining our platform along with design work for new project initiatives, partially offset by a decrease in insurance, advertising and professional service costs incurred for accounting, auditing and legal service as a result of cost saving measures.
CASH FLOWS FROM INVESTING ACTIVITIES
During the year ended December 31, 2023, net cash used in investing activities was $7.3 million, primarily consisting of software development costs and the purchase of property and equipment.
Net cash used in investing activities increased for the year ended December 31, 2023 compared to the same period in 2022, primarily due to an increase in employee and external contributor software development costs.
CASH FLOWS FROM FINANCING ACTIVITIES
During the year ended December 31, 2023, net cash used in financing activities was $45.3 million, primarily consisting of principal payments on the 2021 Amended Term Loan, the repurchase and retirement of common stock, and payment for employees taxes withheld from stock-based awards, which was partially offset by proceeds from common stock purchased under the Company's 2021 Stock Purchase and Matching Plan ("Matching Plan").
Net cash used in financing activities increased for the year ended December 31, 2023 compared to the same period in 2022, primarily due to an increase principal payments on the 2021 Amended Term Loan as the outstanding balance on the term loan was repaid in full on October 12, 2023, partially offset by a decrease in the repurchase and retirement of common stock.
Share Repurchase Program
On May 10, 2022, the Executive Committee approved a share repurchase program with authorization to purchase up to $50.0 million of shares of Class A common stock ("2022 Share Repurchase Program"). The Company may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act, in accordance with applicable securities laws and other restrictions. The actual timing, manner, price and total amount of future repurchases will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of loan agreements and other considerations. The 2022 Share Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and the program may be suspended or terminated at any time by the Company at any time at its discretion without prior notice.
CREDIT FACILITIES
Amortizing Term Mortgage
In August 2019, we entered into an $8.3 million amortizing term mortgage agreement with CIBC for our commercial building in Portland, Oregon. The agreement requires interest and principal payments to be made each month over a five-year period. Interest accrues at a fixed rate of 5.00% per year until August 2024, at which point the remaining outstanding principal balance on the amortizing term mortgage is due in full. The borrowings are secured by the building. The outstanding balance of the amortizing term mortgage was $7.7 million as of December 31, 2023.
Loan and Security Agreement
In September 2021, we amended and restated our loan and security agreement with CIBC (the "2021 Amended Term Loan") to refinance the existing non-amortizing and amortizing term loans, establish a single term loan of up to $75.0 million, consisting of a $45.0 million initial term loan effective immediately with an option to enter into an additional $30.0 million delayed term loan, and increase the monthly revolving line of credit to $25.0 million. The option for the delayed term loan expired in March 2023. The term loan and revolving line of credit mature in September 2026 and September 2024, respectively. Approximately $23.5 million of the loan proceeds were used to immediately repay the remaining balances under the amortizing and non-amortizing term loans at the time of the amendment, as well as commitment fees and other debt issuance costs associated with the amendment. The remaining proceeds from the initial term loan were utilized to fund our normal business operations. The outstanding balance of $36.0 million and $0.1 million of accrued interest on the term loan were repaid in full on October 12, 2023.
Under the 2021 Amended Term Loan, the initial term loan of $45.0 million was payable over a 60-month period with principal and accrued interest payments due each quarter thereafter, which commenced with the first payment due on September 30, 2021. Quarterly principal payments were fixed and escalate throughout the term. The amounts borrowed beared interest at the bank’s reference rate plus 2.25% and were to continue on a quarterly basis through the maturity of the term loan. The line of credit agreement, as amended with the 2021 Amended Term Loan, provides borrowings up to $25.0 million. Borrowings under the line of credit bear interest at CIBC’s reference rate plus 1.00%. The borrowings are secured by substantially all of the Company’s assets. The outstanding balances of the 2021 Amended Term Loan and revolving line of credit were $0.0 million and $15.0 million, respectively, as of December 31, 2023.
On February 21, 2024 we further amended and restated our loan and security agreement with CIBC (the “2024 Amended Term Loan”) to, among other things, extend the maturity of the revolving line of credit by one year, to September 2025, and revise the positive and negative covenants in a manner intended to better align with our operations. The 2024 Amended Term Loan consists solely of the $25.0 million revolving line of credit and does not contain a term loan component.
See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

Certain Covenants
As of December 31, 2023, we were subject to customary covenants under the 2021 Amended Term Loan, which unless waived by CIBC, restrict our and our subsidiaries' ability to, among other things incur additional indebtedness, create or incur liens, permit a change of control, merge or consolidate with other companies, sell or transfer assets, pay dividends or make distributions, make acquisitions, investments or loans, or payments and prepayments of subordinated indebtedness, subject to certain exceptions. We must also maintain certain financial covenants: a total EBITDA net leverage ratio, as defined in the loan and security agreement, tested each quarter, of not less than 5.00 to 1.00 from the quarters ending September 30, 2022 through and including June 30, 2023, not less than 4.00 to 1.00 from the quarters ending September 30, 2023 through and including June 30, 2024, and not less than 3.00 to 1.00 from the quarters ending September 30, 2024 and each quarter thereafter, and a fixed charge coverage ratio of not less than 1.10 to 1.00, tested on the last day of each calendar quarter.
As of February 21, 2024, pursuant to the 2024 Amended Term Loan we are subject to customary covenants similar to those under the 2021 Term Loan but with revised exceptions which, unless waived by CIBC, restrict our and our subsidiaries ability to take certain actions. Pursuant to the 2024 Amended Term Loan, we must also maintain certain financial covenants: a total liquidity ratio, as defined in the loan and security agreement, tested each quarter, of not less than 1.10 to 1.00 from the quarter ending March 31, 2024 through and including June 29, 2024, not less than 1.20 to 1.00 from the quarter ending June 30, 2024 and each quarter thereafter, a total EBITDA net leverage ratio, as defined in the loan and security agreement, tested each quarter, of not less than 2.50 to 1.00 from the quarters ending March 31, 2025 and each quarter thereafter.
If we fail to perform our obligations under these and other covenants, CIBC’s credit commitments could be terminated and any outstanding borrowings, together with accrued interest, under the credit or loan agreements could be declared immediately due and payable.
As of December 31, 2023, we were not in compliance with all debt covenants, then in effect pursuant to the 2021 Amended Term Loan, specifically the minimum fixed charge coverage ratio covenant, the covenant related to the requirement to maintain all deposit, operating and collateral accounts with CIBC with certain exceptions during the period, the covenant related to investments in non loan subsidiaries where investments cannot exceed twenty percent of our free cash flow as defined in the 2021 Amended Term Loan for the twelve month period then ended with certain exceptions, the covenant related to maintaining cash and other assets where the aggregate value of all subsidiaries cannot be in excess of ten percent of consolidated assets or individually by subsidiary in excess of five percent of consolidated assets, and the covenant related to subsidiary revenue where the aggregate value of all subsidiary revenue cannot be in excess of ten percent of consolidated revenue or individually by subsidiary in excess of five percent of consolidated revenue. We obtained a waiver from CIBC for our non-compliance with these covenants. We do not believe non-compliance with these covenants had any material impact on us or our operations. We expect to be in compliance with all debt covenants pursuant to the 2024 Amended Term Loan by the end of the fiscal quarter ended March 31, 2024.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2023:

	Payments due by period
	(in thousands)
	Less than 1 year	1-3 years	More than 3 years	Total
Principal payments on debt	$22,671	$—	$—	$22,671
Interest payments on debt	$1,677	$—	$—	$1,677
Finance lease commitments	$153	$255	$—	$408
Operating lease commitments	$838	$3,130	$5,562	$9,530
Total	$25,339	$3,385	$5,562	$34,286

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
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K for recently issued accounting pronouncements.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Expensify, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Expensify, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2024 expressed an unqualified opinion thereon.
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

Employee and Employee-Related Expenses

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company estimates the allocation of employee and employee-related expenses to the Cost of revenue, net, Research and development, General and administrative, and Sales and marketing financial statement line items on the Consolidated Statements of Operations as a result of their generalist model and organizational structure. This allocation requires estimation and judgments by management based on internal productivity and team management tools.

Auditing the Company’s allocation of employee and employee-related expenses was challenging because it involved subjective management judgments and a high degree of subjective auditor judgment due to the nature of audit evidence obtained.

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

Our audit procedures included, among others, obtaining an understanding of management’s process and methodology, testing the completeness and accuracy of the internal productivity and team management data, and evaluating management judgments applied to the data for consistency with prior periods and the Company’s methodology. For a selection of employees, we validated the employee’s team assignments and productivity metrics and independently evaluated management’s judgments and the allocation output by inspecting documentation of the basis for management judgments and the allocation output. We also interviewed a selection of employees to obtain an understanding of their team assignments and responsibilities as well as members of management responsible for reviewing the productivity and team management data and related allocation output for the selected employees to evaluate the documentation provided to support the allocation output. In addition, we performed analytical procedures to assess trends in allocations over time for a selection of employees and in aggregate for all employees and evaluated any significant deviations from expectations. Further, we recalculated the allocation of costs to the financial statement line items using the underlying data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.
San Francisco, California
February 26, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Expensify, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Expensify, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Expensify, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 26, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP

San Francisco, California
February 26, 2024

Expensify, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31,
	2023	2022
Assets
Cash and cash equivalents	$47,510	$103,787
Accounts receivable, net	13,834	16,448
Settlement assets, net	39,261	35,838
Prepaid expenses	5,649	8,825
Other current assets	30,978	22,217
Total current assets	137,232	187,115
Capitalized software, net	12,494	6,881
Property and equipment, net	14,372	14,492
Lease right-of-use assets	6,435	745
Deferred tax assets, net	457	344
Other assets	5,794	664
Total assets	$176,784	$210,241
Liabilities and stockholders' equity
Accounts payable	$1,425	$1,059
Accrued expenses and other liabilities	9,390	9,070
Borrowings under line of credit	15,000	15,000
Current portion of long-term debt, net of original issue discount and debt issuance costs	7,655	551
Lease liabilities, current	432	800
Settlement liabilities	33,990	33,882
Total current liabilities	67,892	60,362
Lease liabilities, non-current	6,467	—
Other liabilities	1,681	1,204
Long-term debt, net of original issue discount and debt issuance costs	—	51,434
Total liabilities	76,040	113,000
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, par value $0.0001; 10,000,000 shares of preferred stock authorized as of December 31, 2023 and 2022, respectively; no shares of preferred stock issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, par value $0.0001; 1,000,000,000 shares of Class A common stock authorized as of December 31, 2023 and 2022; 70,569,815 and 68,238,245 shares of Class A common stock issued and outstanding as of December 31, 2023 and 2022, respectively; 24,994,989 and 24,997,561 shares of LT10 common stock authorized as of December 31, 2023 and 2022, respectively; 7,333,619 and 7,336,191 shares of LT10 common stock issued and outstanding as of December 31, 2023 and 2022, respectively; 24,998,941 and 24,999,020 shares of LT50 common stock authorized as of December 31, 2023 and 2022, respectively; 7,321,894 and 6,854,931 shares of LT50 common stock issued and outstanding as of December 31, 2023 and 2022, respectively
	8	7
Additional paid-in capital	241,509	194,807
Accumulated deficit	(140,773)	(97,573)
Total stockholders' equity	100,744	97,241
Total liabilities and stockholders' equity	$176,784	$210,241

91
The accompanying notes are an integral part of these consolidated financial statements.

Expensify, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year ended December 31,
	2023	2022	2021
Revenue	$150,687	$169,495	$142,835
Cost of revenue, net	66,888	62,669	53,693
Gross margin	83,799	106,826	89,142
Operating expenses:
Research and development	23,368	13,692	10,988
General and administrative	49,228	58,490	60,742
Sales and marketing	44,352	49,876	27,664
Total operating expenses	116,948	122,058	99,394
Loss from operations	(33,149)	(15,232)	(10,252)
Interest and other expenses, net	(5,327)	(5,411)	(3,480)
Loss before income taxes	(38,476)	(20,643)	(13,732)
(Provision for) benefit from income taxes	(2,980)	(6,366)	174
Net loss	$(41,456)	$(27,009)	$(13,558)
Net loss per share:
Basic and diluted	$(0.50)	$(0.33)	$(0.36)
Weighted-average shares of common stock used to compute net loss per share:
Basic and diluted	82,493,226	80,786,725	38,039,222

92
The accompanying notes are an integral part of these consolidated financial statements.

Expensify, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	4,203,139	$45,105	29,366,940	$—	$21,312	$(52,348)	$(31,036)
Conversion of convertible preferred stock to common stock	(4,203,139)	(45,105)	42,031,390	5	45,100	—	45,105
Issuance of common stock upon exercise of warrants	—	—	428,067	—	—	—	—
Issuance of common stock upon initial public offering	—	—	2,608,696	—	57,458	—	57,458
Issuance of common stock upon exercise of stock options	—	—	6,965,767	1	3,504	—	3,505
Vesting of early exercised stock options	—	—	—	—	567	—	567
Stock-based compensation	—	—	—	—	14,574	—	14,574
Net loss	—	—	—	—	—	(13,558)	(13,558)
Balance at December 31, 2021	—	$—	81,400,860	$6	$142,515	$(65,906)	$76,615
Issuance of common stock upon exercise of stock options	—	—	478,547	—	711	—	711
Vesting of early exercised stock options	—	—	—	—	1,242	—	1,242
Issuance of restricted stock units	—	—	14,719	—	106	—	106
Repurchases of early exercised stock options	—	—	(17,079)	—	(25)	—	(25)
Issuance of common stuck under Matching Plan	—	—	294,397	—	3,672	—	3,672
Issuance of common stock in connection with restricted stock units vesting	—	—	1,268,026	1	(1)	—	—
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(411,023)	—	(6,160)	—	(6,160)
Repurchase and retirement of common stock	—	—	(599,080)	—	(1,342)	(4,658)	(6,000)
Stock-based compensation	—	—	—	—	54,089	—	54,089
Net loss	—	—	—	—	—	(27,009)	(27,009)
Balance at December 31, 2022	—	$—	82,429,367	$7	$194,807	$(97,573)	$97,241

93
The accompanying notes are an integral part of these consolidated financial statements.

Issuance of common stock upon exercise of stock options	—	—	288,465	—	311	—	311
Vesting of early exercised stock options	—	—	—	—	704	—	704
Issuance of restricted stock units	—	—	18,144	—	117	—	117
Repurchases of early exercised stock options	—	—	(2,651)	—	—	—	—
Issuance of common stock under Matching Plan	—	—	2,288,772	1	4,254	—	4,255
Issuance of common stock in connection with restricted stock units vesting	—	—	968,888	—	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(261,164)	—	(1,766)	—	(1,766)
Repurchase and retirement of common stock	—	—	(504,493)	—	(1,256)	(1,744)	(3,000)
Stock-based compensation	—	—	—	—	44,338	—	44,338
Net loss	—	—	—	—	—	(41,456)	(41,456)
Balance at December 31, 2023	—	$—	85,225,328	$8	$241,509	$(140,773)	$100,744

94
The accompanying notes are an integral part of these consolidated financial statements.

Expensify, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(41,456)	$(27,009)	$(13,558)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	5,164	5,388	5,197
Reduction of operating lease right-of-use assets	614	666	741
Loss on impairment, receivables and sale or disposal of equipment	923	881	319
Stock-based compensation	41,212	52,332	14,574
Amortization of original issue discount and debt issuance costs	257	42	32
Deferred tax assets	(113)	26	48
Deferred tax liabilities	—	—	(916)
Changes in assets and liabilities:
Accounts receivable, net	2,219	(1,341)	(6,006)
Settlement assets, net	(6,398)	(7,796)	173
Prepaid expenses	3,176	(1,389)	(6,509)
Related party loan receivable	—	14	586
Other current assets	(561)	2,875	(4,100)
Other assets	(5,130)	(81)	124
Accounts payable	228	(2,693)	1,424
Accrued expenses and other liabilities	906	(1,537)	7,511
Operating lease liabilities	(200)	(758)	(801)
Settlement liabilities	108	12,202	7,372
Other liabilities	610	1,054	(725)
Net cash provided by operating activities	1,559	32,876	5,486
Cash flows from investing activities:
Purchase of property and equipment	(1,384)	(585)	(2,706)
Proceeds from sale or disposal of property and equipment	—	5	—
Software development costs	(5,910)	(1,619)	(4,908)
Net cash used in investing activities	(7,294)	(2,199)	(7,614)
Cash flows from financing activities:
Principal payments of finance leases	(513)	(793)	(774)
Principal payments of outstanding debt	(44,587)	(595)	(25,191)
Proceeds from term loan	—	—	45,000
Vesting of restricted common stock	—	—	567
Proceeds from initial public offering, net of underwriters' discounts, commissions and offering costs	—	—	57,458
Repurchases of early exercises of common stock	(17)	(25)	—
Proceeds from common stock purchased under Matching Plan	4,255	3,672	—
Proceeds from issuance of common stock on exercise of stock options	311	795	3,505
Payments for employee taxes withheld from stock-based awards	(1,766)	(5,336)	—
Repurchase and retirement of common stock	(3,000)	(6,000)	—

95
The accompanying notes are an integral part of these consolidated financial statements.

Net cash (used in) provided by financing activities	(45,317)	(8,282)	80,565
Net (decrease) increase in cash and cash equivalents and restricted cash	(51,052)	22,395	78,437
Cash and cash equivalents and restricted cash, beginning of period	147,710	125,315	46,878
Cash and cash equivalents and restricted cash, end of period	$96,658	$147,710	$125,315
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,936	$3,912	$3,082
Cash paid for income taxes	$3,785	$975	$6,922
Noncash investing and financing items:
Stock-based compensation capitalized as software development costs	$3,126	$1,757	$628
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$390	$—	$—
Right-of-use assets acquired through operating leases	$6,402	$—	$—
Right-of-use assets acquired through finance leases	$409	$—	$—
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$47,510	$103,787	$98,398
Restricted cash included in other current assets	27,742	19,542	8,651
Restricted cash included in other assets	—	—	47
Restricted cash included in settlement assets, net	21,406	24,381	18,219
Total cash and cash equivalents and restricted cash	$96,658	$147,710	$125,315

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
•Expensify established a standalone entity, Expensify.org, in 2019 which is a nonprofit benefit organization. Expensify.org is included within the consolidated financial statements of Expensify as Expensify has both a majority voting interest in the board of Expensify.org and an economic interest in the organization. Any contributions from Expensify.org to a charitable organization are recorded as an expense within General and administrative expenses on the consolidated financial statements upon payment.
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
•Expensify established a wholly-owned subsidiary, Fifth & Harvey, LLC, in 2023 that primarily serves to hold title to and manage operations of the operating lease for lots in Portland, Oregon that are currently used to host multiple portable food vendors open to the general public.
Basis of Presentation and Principles of Consolidation

Expensify, Inc.
Notes to Consolidated Financial Statements

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
Immediately prior to the effectiveness of the IPO Registration Statement, the Company filed an Amendment to the Amended and Restated Certificate of Incorporation to create three classes of authorized common stock: Class A, LT10, and LT50 common stock. All shares of common stock then outstanding were reclassified as Class A common stock except for shares under the Company's exchange offer, which provided employees and other service providers the opportunity to exchange, on a one-for-one basis, their Class A common stock into LT10 or LT50 shares. Under this exchange offer, 13,556,800 shares of Class A common stock were exchanged for 7,332,640 shares of LT10 common stock and 6,224,160 shares of LT50 common stock. Upon closing of the IPO, all convertible preferred stock then outstanding, was converted into 42,031,390 shares of common stock on a 10-for-one basis and reclassified into Class A common stock. In addition, 430,080 shares of common stock warrants were converted to an equivalent number of shares of Class A common stock warrants.
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
Stock Split
On October 27, 2021, the Company effected a 10-for-one stock split of its common stock. All share and per share information has been retroactively adjusted to reflect the stock split for all periods presented.
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

Expensify, Inc.
Notes to Consolidated Financial Statements

various other assumptions that the Company believes to be reasonable under the circumstances. Estimates and judgments may differ under different assumptions or conditions. Estimates and judgments are evaluated on an ongoing basis. Actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.
Estimates and assumptions by management affect the Company’s classification of employee and employee-related expenses, the useful lives and recoverability of long-lived assets and deferred contract acquisition costs, income taxes, capitalization of internal-use software costs, stock-based compensation and the Company's incremental borrowing rate utilized to measure its lease right-of-use ("ROU") assets and lease liabilities.
Foreign Currency
The Company uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into the U.S. dollar at the end-of-period exchange rates except for prepaid expenses, property and equipment and related depreciation and amortization, and lease ROU assets and related amortization, which are remeasured at the historical exchange rates. Revenues and expenses are remeasured at average exchange rates in effect during each period. Gains or losses from foreign currency transactions are included in the Consolidated Statements of Operations within Interest and other expenses, net.
Cash and Cash Equivalents
Cash consists of funds deposited with banks. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The recorded carrying amount of cash equivalents, which is cost plus accrued interest, if any, approximates fair value. As of December 31, 2023 and 2022, the Company had no cash equivalents.
Restricted Cash
Restricted cash primarily includes cash in transit for funds held for customers to the Company's payment processor, Expensify Card collateral for funds held for customers, and cash held by Expensify.org for social justice and equity efforts of Expensify.org. Refer to Note 6 for the breakout of these amounts within Other current assets as of December 31, 2023 and 2022.
Restricted cash also includes amounts within Settlement assets, net for funds held for customers that are deposited into a commercial bank account held by the Company for the benefit of the customers until remitted to the customer's members. Refer to the Settlement assets, net and liabilities policy note below for further detail.
Accounts Receivable and Allowance for Expected Credit Losses
Accounts receivable are recorded at the invoiced amount, net of an allowance for expected credit losses. The allowance for expected credit losses is based on the Company’s assessment of the collectability of the accounts receivable. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. The Company recorded an immaterial allowance for expected credit losses as of December 31, 2023 and 2022.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with federally insured commercial banks in the United States that may at times exceed federally insured limits. Management believes that these financial institutions are financially sound, and the Company has not experienced material losses to date. The Company generally does not require collateral or other security in support of

Expensify, Inc.
Notes to Consolidated Financial Statements

accounts receivable except for the restricted cash accounts discussed in the Restricted Cash policy note above. No customer represented 10% or more of revenue during the years ended December 31, 2023, 2022 and 2021. In addition, there were no customers representing 10% or more of accounts receivable as of December 31, 2023 and 2022.
Settlement Assets, Net and Liabilities and Allowance for Expected Credit Losses
Upon an approved request for expense reimbursement from customers, the Company initiates a transaction facilitated by a third-party vendor to collect funds from customers that are deposited into a commercial bank account held by the Company for the benefit of the customers until remitted to the customer’s members after a clearing period of up to three business days, including the day of the transaction. The Company records a settlement receivable upon approval of the expense reimbursement until funds are cleared in the Company’s commercial bank account. A corresponding liability is recorded upon approval of the expense reimbursement until funds are remitted from the Company’s commercial bank account to the customer’s members.
For customer transactions incurred through the Expensify Card, the Company initiates a transaction facilitated by a third-party vendor to collect funds from customers that are deposited into a commercial bank account held by the Company until remitted to the issuing bank the next business day. The majority of customers settle Expensify Card transactions on a daily basis while certain customers settle Expensify Card transactions on a monthly basis. The Company records a settlement receivable for Expensify Card transactions until funds are cleared in the Company’s commercial bank account. A corresponding liability is recorded until funds are remitted from the Company’s commercial bank account to the issuing bank.
Settlement receivables are recorded net of an allowance for expected credit losses. The allowance for expected credit losses is based on the Company’s assessment of the collectability of the settlement receivables. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer settlement terms. The Company recorded an immaterial allowance for expected credit losses as of December 31, 2023 and 2022. During the years ended December 31, 2023 and 2022, the Company recorded credit losses of $2.2 million and $1.5 million, respectively, net of recoveries of $0.3 million and $0.5 million, respectively.
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
Operating and finance leases are included in lease ROU assets and lease liabilities in the Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. The Company uses rates implicit in the lease, or if not readily available, its incremental borrowing rate, to calculate its ROU assets and liabilities. The operating and finance lease ROU assets also include any lease payments made before commencement and exclude lease incentives.
The Company’s lease terms may include options to extend or terminate the lease, and the Company includes those options in the lease terms when it is reasonably certain it will exercise them. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Lease expense for finance lease payments is recognized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. The Company made the policy election to account for short-term leases by recognizing the lease payments in the Consolidated Statements of Operations on a straight-line

Expensify, Inc.
Notes to Consolidated Financial Statements

basis over the lease term rather than recognizing these leases on the Company’s Consolidated Balance Sheets. Variable lease payments are recognized in the Consolidated Statements of Operations in the period in which the obligation for those payments is incurred. The Company has real estate and data center equipment lease agreements with lease and non-lease components for which the Company has made the accounting policy election to account for these agreements as a single lease component. Modifications are assessed to determine whether incremental differences result in new contract terms to be accounted for as a new lease or whether the additional right-of-use should be included in the original lease and continue to be accounted with the remaining ROU asset.
Property and Equipment, Net
Property and equipment, net are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, typically three years for computer equipment, five years for furniture and fixtures and thirty years for buildings. Land has an indefinite useful life and is not depreciated. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposal, the cost and related accumulated depreciation and amortization are removed from the Consolidated Balance Sheets and the resulting gain or loss is reflected in the Consolidated Statements of Operations. Gains or losses from disposition of property and equipment for the years ended December 31, 2023, 2022 and 2021 have been immaterial.
Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No depreciation is recorded for construction in progress until the relevant assets are completed and put into use. Construction in progress as of December 31, 2023 and 2022 represents leasehold improvements under installation.
Capitalized Software Development Costs, Net
The Company capitalizes internal and external costs directly related to obtaining or developing internal-use software during the application development stage of the projects. Additionally, the Company capitalizes qualifying costs incurred for upgrades and enhancements that result in additional functionality to existing software. Maintenance activities or minor upgrades are expensed in the period performed. The Company's internal-use software is reported at cost less accumulated amortization. Amortization begins once the project is ready for its intended use, which is usually when the software code goes into production. The Company amortizes the asset on a straight-line basis over a period of three years, which is the estimated useful life. During the years ended December 31, 2023, 2022 and 2021, the Company capitalized $9.4 million, $3.4 million and $4.9 million, respectively, in software development costs.
Long-Lived Assets
Long-lived assets, primarily capitalized software development costs, property and equipment and lease right-of-use assets, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When indications of impairment are present and the estimated undiscounted future cash flows from the use of the asset are less than the asset's carrying value, the related asset will be written down to fair value. Any impairment losses are included in the same financial statement caption as the related depreciation and amortization for the respective asset class on the Consolidated Statements of Operations. Impairment losses on long-lived assets were immaterial for each of the years ended December 31, 2023, 2022 and 2021.
Deferred Offering Costs
Deferred offering costs consist primarily of accounting, legal and other fees related to the IPO. Upon completion of the IPO, deferred offering costs of $8.0 million were reclassified to stockholders’ equity and

Expensify, Inc.
Notes to Consolidated Financial Statements

recorded net against the IPO proceeds. The Company had no capitalized deferred offering costs as of December 31, 2023 and 2022.
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
The Company’s contracts are either month-to-month arrangements billed monthly in arrears based on a specified number of members or annual arrangements billed monthly in arrears based on a minimum number of monthly members, with typical payment terms being 30 days. Month-to-month contracts can be terminated by either party at any time without penalty. Annual subscription customers who wish to terminate their contracts before the end of the term are required to pay the remaining obligation in full plus any fees or penalties set forth in the agreement.
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
A contract asset is the right to consideration for transferred goods or services and arises when the amount of revenue recognized exceeds amounts billed to a customer. The Company has no unsatisfied, or partially unsatisfied, performance obligations as of December 31, 2023 and 2022 as performance obligations are satisfied monthly.
Deferred Contract Acquisition Costs
Sales commissions that are incremental costs of the acquisition of contracts with customers are capitalized. These costs are recorded as deferred contract acquisition costs on the Consolidated Balance Sheets. The Company determines whether costs should be deferred when the costs are incremental and would not have occurred if the customer contract had not been obtained. The deferred commission amounts are recoverable through the future revenue streams from our customer contracts, all of which are non-cancelable. The Company did not pay any sales commissions during the years ended December 31, 2022 and 2021.
Commissions paid upon the acquisition of an initial contract are amortized over an estimated period of benefit which has been determined to be three years based on historical analysis of average customer life, industry benchmarks, and useful life of our product offerings. Amortization is recognized on a straight-line basis and included within Sales and marketing expenses in the Consolidated Statements of Operations. The Company periodically reviews these deferred costs to determine whether events or changes in

Expensify, Inc.
Notes to Consolidated Financial Statements

circumstances have occurred that could impact the period of benefit. The Company did not recognize any impairment of deferred contract acquisition costs during the periods presented.
The following table presents the change in deferred contract acquisition costs (in thousands):

2023
Balance as of January 1	$—
Added during the year	386
Amortized during the year	(48)
Balance as of December 31	$338

Cashback Rewards
In August 2021, the Company began offering a cashback rewards program to all customers based on volume of Expensify Card transactions and SaaS subscription tier. Cashback rewards are earned on a monthly basis and are applied against outstanding customer receivables or are paid out the following month. The Company considers cashback rewards as consideration payable to a customer and it is recorded as contra revenue within Revenue on the Consolidated Statements of Operations. Cashback rewards are impacted over time by customers meeting eligibility requirements in conjunction with the SaaS subscription tier of the customer and the timing of payments to customers. Cashback rewards liability was $0.9 million and $0.2 million as of December 31, 2023 and 2022, respectively, and is recorded within Accrued expenses and other liabilities on the Consolidated Balance Sheets. Cashback rewards offset against outstanding customer receivables were $0.2 million as of December 31, 2023 and are reflected as a reduction to Accounts receivable, net on the Consolidated Balance Sheets. Cashback rewards were not offset against outstanding customer receivables as of December 31, 2022. The cashback rewards cost was $7.0 million, $2.8 million and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Expensify, Inc.
Notes to Consolidated Financial Statements

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
The Company granted RSUs in November 2021 to its Non-Employee Directors, which is comprised solely of the Company's Audit Committee members, in connection with each member's initial appointment to the Board of Directors and consummation of the IPO. All RSUs granted to Non-Employee Directors settle in shares of Class A common stock and are recognized on a straight-line basis over the requisite service period of the award, which is generally the initial RSU grant vesting term of three years. Additionally, the Company will grant RSUs to Non-Employee Directors on an annual basis at each annual stockholders' meeting that will vest upon the earlier of the satisfaction of a service condition or a performance condition, which is considered a change in control event. These annual RSU grants will be recognized on a straight-line basis over the requisite service period of the award, which is one year. Furthermore, RSUs will be granted to Non-Employee Directors on a quarterly basis as a retainer for their services, which vest only upon the satisfaction of a service condition. These quarterly RSU grants will be recognized on a straight-line basis over the requisite service period of the award, which is three months. The Company measures all RSUs granted to Non-Employee Directors based on the fair value of the underlying common stock on the grant date, which is determined by the closing price, on the date of the grant, of its Class A common stock, which is traded on the Nasdaq Global Select Market.
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

Expensify, Inc.
Notes to Consolidated Financial Statements

applicable taxable income to the employee as a result of the cash bonus in 2021 and the spread of the fair value of the options based on the latest independent third-party common stock valuation as of June 15, 2021 and the exercise price of the same options applicable to each employee. No employee was obligated to use the cash bonus to exercise their outstanding stock options.
During the years ended December 31, 2023 and 2022, there were no bonus expenses related to the named executive officers or employee stock option exercise cash bonus. During the year ended December 31, 2021, the Company recorded bonus expenses related to the employee stock option exercise cash bonus of $48.4 million. All bonuses were fully paid to employees during the year ended December 31, 2021. Of the total bonus expenses related to the employee stock option exercise cash bonus during the year ended December 31, 2021, the bonus expense for the Company's named executive officers was $7.9 million.
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
Cost of Revenue, Net
Cost of revenue, net primarily consists of expenses related to hosting the Company’s service, including the costs of data center capacity, credit card processing fees, third-party software license fees, outsourcing costs to support customer service and outsourcing costs to support our patented scanning technology SmartScan, net of consideration from a vendor for monetizing Expensify Card activities. This consideration, net of credit card processing fees paid to the vendor, is included as a reduction to cost of revenue of $10.1 million, $6.2 million, and $2.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Additional costs include amortization of finance lease right-of-use assets and amortization expense on capitalized software development costs and personnel-related expenses, including stock-based compensation, attributable to supporting our customers and maintenance of our platform.

Expensify, Inc.
Notes to Consolidated Financial Statements

Research and Development
Research and development expenses consist primarily of personnel-related expenses, including stock-based compensation, and external contributor expenses incurred in the planning and preliminary project stage and post-implementation stage of new products or enhancing existing products or services. We capitalize certain software development costs that are attributable to developing or adding significant functionality to our internal-use software during the application development stage of the projects. All research and development expenses, excluding capitalized software development costs, are expensed as incurred.
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses, including stock-based compensation, for any employee time allocated to administrative functions, including finance and accounting, legal and compliance, and human resources. In addition to personnel-related expenses, general and administrative expenses consist of rent, utilities, depreciation on property and equipment, amortization of operating lease right-of-use assets and external professional services, including finance and accounting, audit, tax, legal and compliance, human resources and information technology. General and administrative expenses are expensed as incurred.
Sales and Marketing
Sales and marketing primarily consist of personnel-related expenses, including stock-based compensation, advertising expenses, depreciation on property and equipment, outsourcing costs for sales and product demos, branding and public relations expenses, referral fees for strategic partners and other benefits that the Company provides to its referral and affiliate partners. In general, the Company expenses the costs of sales and marketing, including promotional expenses, as incurred. For media advertising arrangements, the Company expenses the costs related to producing advertisements as incurred, and the costs related to communicating the advertisement when the advertisement first takes place or is released.
Advertising costs were $10.4 million, $30.9 million, and $15.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Interest and Other Expenses, net
Interest and other expenses, net, primarily consist of interest paid under our credit facilities with Canadian Imperial Bank of Commerce ("CIBC"). It also includes the results of operations of our Fifth & Harvey, LLC subsidiary, realized gains and losses on foreign currency transactions and foreign currency remeasurement
Income Taxes
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

Expensify, Inc.
Notes to Consolidated Financial Statements

extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.
The Company is subject to the global intangible low-taxed income ("GILTI") provisions of the Tax Cuts and Jobs Act ("TCJA") due to its foreign operations. The Company's accounting policy with respect to GILTI is to account for it as a period cost.
The Company's provision for income taxes does not include provisions for foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign subsidiaries that the Company intends to reinvest indefinitely in its foreign subsidiaries.
Net Loss Per Share Attributable to Common Stockholders
The Company computes net loss per share attributable to common stockholders using the two-class method required for participating securities. All series of the Company's previously outstanding convertible preferred stock were participating securities as the holders of such stock were entitled to receive stated noncumulative dividends when and if declared and then they could participate on a pari passu basis in the event that a dividend was paid on common stock. The holders of previously outstanding convertible preferred stock did not have a contractual obligation to share in the Company’s losses. The undistributed earnings were allocated between common stock and participating securities as if all earnings had been distributed during the period presented.
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

Expensify, Inc.
Notes to Consolidated Financial Statements

The table below provides the Company’s total revenue by geographic region based on the currency of the subscription (in thousands). No other individual country outside of the United States accounted for more than 10% of total revenue.

	Year ended December 31,
	2023	2022	2021
Revenue by Customers' Geographic Locations
United States	$137,367	$154,785	$127,652
All other locations	13,320	14,710	15,183
Total revenue	$150,687	$169,495	$142,835

Recent Accounting Pronouncements
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Responses to the SEC's Disclosure Update and Simplification Initiative. The amendments clarify or improve disclosure and presentation requirements on various disclosure areas, including the statement of cash flows, earnings per share, debt, and equity. The amendments will align the requirements in the FASB ASC with the SEC's regulations. The amendments in this ASU will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will not be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. The Company is currently evaluating the impact of this update on its consolidated financial statement disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, which provides improvement primarily through enhanced disclosures about significant segment expenses. The ASU is effective for annual periods beginning after December 15, 2023 and quarterly periods beginning after December 15, 2024. The ASU allows for adoption on a retrospective basis for all prior periods presented in the financial statements. The Company is currently evaluating the effect of this update on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU is effective for annual periods beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. The Company is currently evaluating the effect of this update on its consolidated financial statements and related disclosures.

Expensify, Inc.
Notes to Consolidated Financial Statements

NOTE 3 – CAPITALIZED SOFTWARE, NET
Capitalized software, net consisted of the following (in thousands):

	As of December 31,
	2023	2022
Capitalized software development costs	$22,683	$14,052
Less: accumulated amortization	(10,189)	(7,171)
Capitalized software, net	$12,494	$6,881

Amortization expense related to capitalized software development costs is recorded in Cost of revenue, net on the Consolidated Statements of Operations. Amortization expense for the years ended December 31, 2023, 2022 and 2021 was $3.3 million, $2.6 million and $2.3 million, respectively.
NOTE 4 – PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2023	2022
Computers and equipment	$170	$178
Furniture and fixtures	1,930	1,698
Leasehold improvements	7,937	6,948
Commercial building	6,493	6,493
Land	4,151	4,151
Construction in progress	2,570	2,551
Total property and equipment	23,251	22,019
Less: accumulated depreciation	(8,879)	(7,527)
Property and equipment, net	$14,372	$14,492

Depreciation expense related to property and equipment is recorded in General and administrative, Sales and marketing, and Interest and other expenses, net on the Consolidated Statements of Operations. Depreciation expense related to property and equipment for the years ended December 31, 2023, 2022 and 2021 was $1.4 million, $2.0 million and $2.1 million, respectively.

Expensify, Inc.
Notes to Consolidated Financial Statements

NOTE 5 – LEASES
The Company has operating leases for real estate and a finance lease for data center equipment. The operating and finance leases contain options to extend or terminate the leases. However, these were not included in the original accounting treatment of the leases as the Company is not reasonably certain to exercise these options.
During the year ended December 31, 2023, the Company entered into four operating lease agreements and renewed its finance lease. There were no new operating or finance lease agreements entered into during the years ended December 31, 2022 and 2021.
The components of lease cost reflected on the Consolidated Statements of Operations were as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Finance lease cost:
Amortization of ROU assets	$506	$790	$790
Interest on lease liabilities	14	22	42
Total finance lease cost	520	812	832
Operating lease cost	981	704	821
Short-term lease cost	379	320	128
Total lease cost	$1,880	$1,836	$1,781

Other information related to leases was as follows (in thousands, except as noted within):

	As of December 31,
	2023	2022
Finance lease ROU asset (included within Lease right-of-use assets)	$364	$461
Operating lease ROU asset (included within Lease right-of-use assets)	$6,071	$284
Weighted-average remaining lease term (in years):
Finance leases	2.67	0.58
Operating leases	9.18	0.42
Weighted-average discount rate:
Finance leases	8.10%	2.50%
Operating leases	8.30%	5.30%

Expensify, Inc.
Notes to Consolidated Financial Statements

Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(564)	$(790)	$(880)
Operating cash flows from finance leases	$(14)	$(22)	$(42)
Financing cash flows from finance leases	$(513)	$(793)	$(774)
ROU assets obtained in exchange for finance lease liabilities	$409	$—	$—
ROU assets obtained in exchange for operating lease liabilities	$6,402	$—	$—

To calculate the ROU assets and liabilities, the Company uses the discount rate implicit in lease agreements when available. When the implicit discount rates are not readily determinable, the Company uses the incremental borrowing rate. For lease agreements entered into or renewed during the year ended December 31, 2023, the Company determined the incremental borrowing rate from a corporate yield curve corresponding with the lease term using information available on the commencement date.
Maturities of lease liabilities as of December 31, 2023 were as follows (in thousands):

	Finance leases	Operating leases
For the year ending:
2024	$153	$838
2025	153	1,079
2026	102	1,018
2027	—	1,033
2028	—	1,063
Thereafter	—	4,499
Total future lease payments	408	9,530
Less: imputed interest	(40)	(2,999)
Less: lease liabilities, current	(129)	(303)
Lease liabilities, non-current	$239	$6,228

Expensify, Inc.
Notes to Consolidated Financial Statements

NOTE 6 – SIGNIFICANT BALANCE SHEET COMPONENTS
Other Current Assets
Other current assets consisted of the following (in thousands):

	As of December 31,
	2023	2022
Expensify Card posted collateral for funds held for customers	$16,561	$11,509
Expensify.org restricted cash	5,881	5,518
Cash in transit for funds held for customers	5,107	2,361
Income tax receivable	2,993	2,471
Deferred contract acquisition costs	129	—
Expensify Payments LLC restricted cash	113	102
Matching Plan escrow and other restricted cash	80	52
Other	114	204
Other current assets	$30,978	$22,217

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Sales, payroll and other taxes payable	$3,389	$2,721
Partner payouts and advertising fees	1,486	669
Professional fees	1,311	1,473
Restricted common stock liability for early stock option exercises	562	1,283
Interest payable	359	1,318
Cashback rewards	915	223
Matching plan payroll liability	198	195
Accrued expense reports	159	291
Commissions payable	140	—
Hosting and license fees	134	75
Credit card processing fees	76	22
Other	661	800
Accrued expenses and other liabilities	$9,390	$9,070

Expensify, Inc.
Notes to Consolidated Financial Statements

NOTE 7 – FINANCING ARRANGEMENTS
Amortizing Term Mortgage
In August 2019, the Company entered into an $8.3 million amortizing term mortgage agreement with Canadian Imperial Bank of Commerce ("CIBC") for the Company's commercial building located in Portland, Oregon. The agreement requires principal and interest payments to be made each month over a five-year period. Interest accrues at a fixed rate of 5.00% per year until August 2024, at which point the remaining outstanding principal balance on the amortizing term mortgage is due in full. The borrowings are secured by the building. The outstanding balance of the amortizing term mortgage was $7.7 million and $7.8 million as of December 31, 2023 and 2022, respectively.
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
Under the 2021 Amended Term Loan, the initial term loan of $45.0 million was payable over a 60-month period with principal and accrued interest payments due each quarter, commencing on September 30, 2021. The 2021 Amended Term Loan amortized in equal quarterly installments of $0.1 million through September 30, 2024, $0.2 million beginning October 1, 2024 and $0.6 million beginning October 1, 2025, with any remaining principal balance due and payable on maturity. The amounts borrowed beared interest at the bank’s reference rate plus 2.25% (9.75% as of December 31, 2022) beginning on September 30, 2021 and continuing on a quarterly basis through maturity of the term loan. The borrowings were secured by substantially all the Company’s assets. As of December 31, 2022, the outstanding balance of the 2021 Amended Term Loan was $44.5 million. The outstanding balance of $36.0 million and $0.1 million of accrued interest on the term loan were repaid in full on October 12, 2023.
Upon completion of the IPO in November 2021, the Company became obligated to pay a $2.5 million success fee as part of the Company's 2021 Amended Term Loan. This amount was paid to CIBC in November 2021.
Monthly Revolving Line of Credit
The line of credit agreement, as amended with the 2021 Amended Term Loan, provides borrowings up to $25.0 million. Borrowings under the line of credit bear interest at CIBC’s reference rate plus 1.00% (9.50% and 8.50% as of December 31, 2023 and 2022, respectively) and are secured by substantially all of the Company’s assets. As of December 31, 2023 and 2022, there were $15.0 million of borrowings under the line of credit and $10.0 million of capacity available for additional borrowings.
In connection with the amortizing term mortgage and the 2021 Amended Term Loan, the Company recorded an immaterial amount of debt issuance costs and the 2021 Amended Term Loan was subject to an original issue discount. These amounts are amortized to interest expense over the term of the respective agreements using the effective interest method. As of December 31, 2023 and 2022, unamortized original issue discount and debt issuance costs remaining were immaterial and $0.3 million, respectively. Interest expense included within Interest and other expense, net on the Consolidated

Expensify, Inc.
Notes to Consolidated Financial Statements

Statements of Operations for the years ended December 31, 2023, 2022 and 2021 was $5.2 million, $4.5 million and $3.1 million, respectively.
Future aggregate annual principal payments on long-term debt as of December 31, 2023 is expected to be as follows (in thousands):

For the years ending:
2024	$7,671
2025	—
2026	—
2027	—
2028	—
Thereafter	—
Total principal payments	7,671
Less: unamortized original issue discount and debt issuance costs	(16)
Less: current portion, net of unamortized original issue discount and debt issuance costs	(7,655)
Long-term debt, net of unamortized original issue discount and debt issuance costs	$—

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
As of December 31, 2023, the Company was not in compliance with all debt covenants, specifically the minimum fixed charge coverage ratio covenant, the covenant related to the requirement to maintain all deposit, operating and collateral accounts with CIBC with certain exceptions during the period, the covenant related to investments in non loan subsidiaries where investments cannot exceed twenty percent of the Company's free cash flow as defined within the 2021 Amended Term Loan for the twelve month period then ended with certain exceptions, the covenant related to maintaining cash and other assets where the aggregate value of all subsidiaries cannot be in excess of ten percent of consolidated assets or individually by subsidiary in excess of five percent of consolidated assets, and the covenant related to subsidiary revenue where the aggregate value of all subsidiary revenue cannot be in excess of ten percent of consolidated revenue or individually by subsidiary in excess of five percent of consolidated revenue. A waiver was obtained from CIBC for the Company's non-compliance with these covenants. The Company does not believe non-compliance with these covenants had any material impact on the Company or its operations.
On February 21, 2024, the Company entered into a Second Amended and Restated Loan and Security Agreement (the "2024 Amended Term Loan") with CIBC. The 2024 Amended Term Loan amends and restates the 2021 Amended Term Loan, to extend the maturity date of the revolving line of credit to

Expensify, Inc.
Notes to Consolidated Financial Statements

September 21, 2025, remove certain provisions related to the term loan that was repaid in full in October 2023, and make certain changes to the positive and negative covenants intended to better align with the operations of the Company. The 2024 Amended Term Loan continues to provide for a $25.0 million revolving credit facility, and interest on borrowings continues to accrue at CIBC's reference rate plus 1.00%. As of February 21, 2024, $15.0 million was outstanding under the Loan and Security Agreement.
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
During the years ended December 31, 2023 and 2022, the Company repurchased 504,493 shares of Class A common stock at a total cost of $3.0 million and 599,080 shares of Class A common stock at a total cost of $6.0 million, respectively.
Convertible Preferred Stock
Upon closing of the IPO, all convertible preferred stock then outstanding, was converted into 42,031,390 shares of common stock on a 10-for-one basis and reclassified into Class A common stock. As such, there is no convertible preferred stock outstanding as of December 31, 2023 or 2022. As of December 31, 2020, convertible preferred stock consisted of the following:

(in thousands, except share and per share data)	Shares authorized	Shares issued and outstanding	Original issuance price per share	Liquidation amount	Carrying value
Series A	1,090,868	1,090,868	$0.91670	$1,000	$1,000
Series B	1,401,399	1,401,399	$2.67903	3,754	22,827
Series B-1	644,541	644,541	$5.54619	3,575	4,108
Series C	1,066,331	1,066,331	$15.56770	16,600	17,170
Total	4,203,139	4,203,139		$24,929	$45,105

Warrants
The Company issued warrants during various dates in 2013 and December 2016 to purchase 430,080 shares of common stock in relation to a previous credit agreement entered into with Silicon Valley Bank.
Although the credit agreement was terminated in 2018, the common stock warrants remained outstanding until exercised or expired. The warrants issued in 2013 and 2016 were exercisable immediately at $0.07

Expensify, Inc.
Notes to Consolidated Financial Statements

and $0.53 per share, respectively, with expiration dates 10 years after issuance. The Company recorded the common stock warrants in Additional paid-in capital at their grant date fair value which approximates the exercise price.
Following the completion of the IPO, Silicon Valley Bank net exercised all common stock warrants then outstanding for 428,067 shares of Class A common stock. As such, there are no common stock warrants outstanding as of December 31, 2023 or 2022. The following table discloses information regarding common stock warrants issued and outstanding at December 31, 2020:

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
2021 Incentive Plans
In November 2021, the Company's Board of Directors adopted, and its stockholders approved, the 2021 Incentive Plans, which both became effective immediately before the effectiveness of the IPO Registration Statement and use a combined share reserve. Under the 2021 Incentive Plans, 11,676,932 shares of Class A common stock were initially reserved for issuance pursuant to a variety of stock-based awards,

Expensify, Inc.
Notes to Consolidated Financial Statements

including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs") and other forms of equity and cash compensation under the 2021 Plan and purchase rights and matching awards under the Matching Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Plans will be increased upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A or LT50 common stock underlying outstanding stock-based awards granted under the 2019 Stock Plan. The number of shares of Class A common stock reserved for issuance under the 2021 Incentive Plans as of December 31, 2023 was 22,282,735 shares. The number of shares reserved for issuance under the 2021 Incentive Plans will automatically increase each subsequent January 1 through January 1, 2031, by the lesser of (A) 6% of the aggregate number of shares of all classes of common stock outstanding on the immediately preceding calendar year, or (B) such lesser number of shares as determined by the Company’s Board of Directors or compensation committee; provided, however, that no more than 87,576,990 shares of Class A common stock may be issued upon the exercise of incentive stock options.
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
Service Providers who participated in the Matching Plan during 2023 purchased a total of 1,010,412 in Class A common shares, based on an average purchase price of $4.21, resulting in gross cash proceeds to the Company of $4.3 million.
Service Providers who participated in the Matching Plan during 2022 purchased a total of 272,196 in Class A common shares, based on an average purchase price of $13.49, resulting in gross cash proceeds to the Company of $3.7 million.
The Company elected to match each share of Class A common stock purchased by or issued under the Matching Plan with 1/20 of a share of Class A common stock. During 2023, the Company granted a total of 147,109 shares of Class A common stock under the Matching Plan, net of a total of 15,871 shares withheld for taxes. During 2022, the Company granted 22,201 shares of Class A common stock under the Matching Plan.

Expensify, Inc.
Notes to Consolidated Financial Statements

The fair value of awards granted as a result of this Company match within the Matching Plan was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2023	2022
Fair value of common stock per share	$3.94	$12.49
Expected dividend yield (1)	—%	—%
Risk-free interest rate (2)	5.4%	3.6%
Expected volatility (3)	97.9%	68.7%
Expected life (in years) (4)	0.25	0.25

(1)The Company has no history or expectation of paying cash dividends on its common stock.
(2)The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)The Company estimates volatility of its common stock at the date of the grant based on the expected weighted-average volatility of its Class A common stock.
(4)The expected life of awards granted as a Company match within the Matching Plan represents the duration of each offering period under the terms of the Matching Plan.
The Company has made discretionary contributions under the Matching Plan to eligible Service Providers. During 2023, the Company granted a total of 1,050,969 shares of Class A common stock as discretionary contributions under the Matching Plan, net of a total of 64,411 shares withheld for taxes. There were no discretionary contributions under the Matching Plan during the year ended December 31, 2022.
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

Expensify, Inc.
Notes to Consolidated Financial Statements

Pursuant to the Company's Non-Employee Director Compensation Program, which was adopted under the 2021 Incentive Plans, the Company granted 55,731 Class A common stock RSUs during the year ended December 31, 2023. A total of 29,421 Class A common stock RSUs vested during the year ended December 31, 2023 related to previously-granted RSU awards as the quarterly service conditions were satisfied.
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
During the year ended December 31, 2023, RSU activity was as follows:

	Class A Common Stock	LT50 Common Stock	Weighted average grant date fair value per share
Outstanding at December 31, 2022	3,379,657	3,304,643	$33.88
RSUs granted	55,731	—	$8.17
RSUs vested	(501,846)	(467,042)	$32.80
RSUs cancelled/forfeited/expired	(191,269)	(191,269)	$40.92
Outstanding at December 31, 2023	2,742,273	2,646,332	$32.59

As of December 31, 2023, there was $153.4 million of unamortized stock-based compensation cost related to unvested RSUs, which is expected to be recognized over the remaining weighted average life of 5.37 years. As of December 31, 2022, there was $204.2 million of unamortized stock-based compensation cost related to unvested RSUs, which was expected to be recognized over the remaining weighted average life of 6.23 years.
Stock Options
The Stock Plans and the 2021 Plan provide for the grant of incentive and nonstatutory stock options to employees, non-employee directors and consultants of the Company. Under the Stock Plans and the 2021 Plan, the exercise price of incentive stock options must be equal to at least 110% of the fair market value of the common stock on the grant date for a “10-percent holder” or 100% of the fair market value of the common stock on the grant date for any other participant. The exercise price of nonstatutory options granted must be equal to at least 100% of the fair market value of the Company’s common stock on the date of grant.
The Company has only granted options under the Stock Plans. Options typically vest over four years and are exercisable at any time after the grant date, provided that Service Providers exercising unvested options receive restricted common stock that is subject to repurchase at the original exercise price upon termination of service. The repurchase right lapses in accordance with the vesting schedule of the exercised option. Early exercises of options prior to vesting are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises of unvested options are

Expensify, Inc.
Notes to Consolidated Financial Statements

recorded as a liability. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. During each of the years ended December 31, 2023 and 2022, the Company repurchased an immaterial amount of exercised restricted common stock. There were no repurchases of exercised restricted common stock during the year ended December 31, 2021.
As of December 31, 2023 and 2022, there were 393,251 and 813,311 shares subject to repurchase, respectively, related to unvested stock options that had been early exercised. As of December 31, 2023 and 2022, the Company recorded a liability related to shares subject to repurchase of $0.6 million and $1.3 million, respectively, which is included within Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. These amounts are reclassified to common stock and additional paid in capital as the underlying shares vest.
A summary of the Company's stock option activity was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Outstanding at December 31, 2022	6,301,650	$1.67	5.20
Options granted	—	$—
Options exercised	(288,465)	$1.08
Options cancelled/forfeited/expired	(110,594)	$2.79
Outstanding at December 31, 2023	5,902,591	$1.68	4.03
Exercisable at December 31, 2023	5,821,461	$1.65	4.00

The total pretax intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $1.3 million, $10.9 million and $80.7 million, respectively. The total pretax intrinsic value of options outstanding at December 31, 2023, 2022 and 2021 was $8.9 million, $46.0 million and $302.8 million, respectively. The intrinsic value is the difference between the estimated fair market value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. No options were granted during the years ended December 31, 2023 and 2022. The weighted average grant date fair value of options granted during the year ended December 31, 2021 was $6.87.
The total grant date fair value of options vested during the years ended December 31, 2023, 2022 and 2021, was $3.4 million, $3.9 million, and $3.4 million, respectively.
As of December 31, 2023, there was $4.1 million of unrecognized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 0.75 years. As of December 31, 2022, there was $8.1 million of unrecognized stock-based compensation cost related to unvested stock options, which was expected to be recognized over a weighted average period of 1.21 years. As of December 31, 2021, there was $13.2 million of unrecognized stock-based compensation cost related to unvested stock options, which was expected to be recognized over a weighted average period of 1.70 years.
Cash received from option exercises and purchases of shares under the Stock Plans for the years ended December 31, 2023, 2022 and 2021 was $0.3 million, $0.8 million and $3.5 million, respectively.

Expensify, Inc.
Notes to Consolidated Financial Statements

Prior to the IPO, the fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended December 31,
2021
Fair value of common stock per share	$12.16
Exercise price per share	$8.90
Expected dividend yield (1)	—%
Risk-free interest rate (2)	1.1%
Expected volatility (3)	51.5%
Expected life (in years) (4)	5.98

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
Stock-Based Compensation
The following table summarizes the stock-based compensation expense recognized for options granted under the 2009 Stock Plan, options and RSUs granted under the 2019 Stock Plan, RSUs granted under the 2021 Plan and matching shares issued under the Matching Plan (in thousands):

	Year ended December 31,
	2023	2022	2021
Stock options	$3,409	$3,888	$3,425
Matching shares	5,260	67	—
Restricted stock units	35,669	50,134	11,149
Total stock-based compensation	$44,338	$54,089	$14,574

Expensify, Inc.
Notes to Consolidated Financial Statements

Stock-based compensation expense is allocated based on the cost center to which the award holder spent time during the reported periods. Stock-based compensation is included in the following components of expenses on the accompanying Consolidated Statements of Operations (in thousands):

	Year ended December 31,
	2023	2022	2021
Cost of revenue, net	$13,868	$18,403	$4,115
Research and development	10,870	7,875	1,617
General and administrative	9,842	17,850	7,356
Sales and marketing	6,632	8,204	1,486
Total stock-based compensation expense	$41,212	$52,332	$14,574

Stock-based compensation capitalized as internally developed software costs was $3.1 million, $1.8 million and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
For RSUs granted in September 2021, the Company recorded cumulative stock-based compensation expense of approximately $2.9 million upon the date of the performance condition being satisfied on November 9, 2021. The remaining stock-based compensation expense is recognized over the vesting period using an accelerated graded method.
For RSUs granted to members of the Audit Committee, the Company records all stock-based compensation expense on a straight line basis over the requisite service period from the day of grant, which is considered one year for annual grants and three years for the initial RSUs granted to members of the Audit Committee. During the years ended December 31, 2023, 2022 and 2021, total stock-based compensation recorded by the Company related to members of the Audit Committee was $0.8 million, $0.6 million and $0.1 million, respectively.

Expensify, Inc.
Notes to Consolidated Financial Statements

NOTE 10 – INCOME TAXES
The components of the Company's loss before taxes consisted of the following (in thousands):

	Year ended December 31,
	2023	2022	2021
Domestic	$(39,680)	$(21,614)	$(14,562)
Foreign	1,204	971	830
Total loss before taxes	$(38,476)	$(20,643)	$(13,732)

The components of the Company’s (provision for) benefit from income taxes are as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Current:
Federal	$(624)	$(4,052)	$(99)
State	(254)	(659)	(239)
Foreign	(2,214)	(1,626)	(356)
	(3,092)	(6,337)	(694)
Deferred:
Federal	—	—	912
State	—	—	(415)
Foreign	112	(29)	371
	112	(29)	868
Total (provision for) benefit from income taxes	$(2,980)	$(6,366)	$174

Expensify, Inc.
Notes to Consolidated Financial Statements

A reconciliation of the U.S. statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Year ended December 31,
	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
State tax	0.9	(2.8)	4.7
Research and development credit	1.4	1.2	5.1
GILTI	(2.2)	(4.2)	—
Foreign tax credit	1.4	4.2	—
Rate differentials for controlled foreign corporations and charitable organizations	(1.3)	1.9	(1.9)
Permanent items and others	(0.1)	0.7	1.0
Stock-based compensation	(16.1)	(25.3)	16.5
Change in valuation allowance	(9.7)	(13.4)	(18.1)
162(m) limitation	(3.0)	(14.1)	(27.0)
Effective income tax rate	(7.7)%	(30.8)%	1.3%

Expensify, Inc.
Notes to Consolidated Financial Statements

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	As December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$88	$—
Tax credit carryforwards	413	251
Accruals and reserves	785	254
Stock-based compensation	2,639	2,232
Interest expense limitation	118	—
Lease liabilities	1,742	204
Charitable contributions	101	604
Property and equipment	654	689
Capitalized research and development	7,677	3,216
Total deferred tax assets	14,217	7,450
Less: valuation allowance	(8,971)	(5,241)
Deferred tax assets net of valuation allowance	5,246	2,209
Deferred tax liabilities:
Capitalized software development costs	(3,080)	(1,675)
Operating lease right-of-use assets	(1,625)	(190)
Capitalized commissions	(84)	—
Total deferred tax liabilities	(4,789)	(1,865)
Deferred tax assets, net	$457	$344

The TCJA requires taxpayers to capitalize and amortize research and experimental ("R&D") expenditures under Internal Revenue Code Section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year ended December 31, 2022 and resulted in the capitalization of R&D costs of $21.3 million and $16.5 million during the years ended December 31, 2023 and 2022, respectively, and are offset by a valuation allowance as of December 31, 2023 and 2022. The Company will amortize these costs for tax purposes over five years for R&D performed in the U.S. and over 15 years for R&D performed outside of the U.S.
Under the provisions of ASC 740, Income Taxes, the Company assessed its ability to realize the benefits of its deferred tax assets by evaluating all available positive and negative evidence, objective and subjective in nature, including cumulative results of operations in recent years, sources of recent pre-tax income, projected reversals of existing taxable temporary differences, and estimates of future taxable income. As of December 31, 2023, the Company concluded it is more likely than not that the Company will not have the ability to realize the benefits of its domestic deferred tax assets in excess of existing taxable temporary differences and therefore recorded a valuation allowance on the remaining domestic deferred tax assets.
As of December 31, 2023, the Company had $1.3 million available NOL carryforwards for state tax purposes of which expires in 2043. As of December 31, 2022, the Company had utilized all available NOL

Expensify, Inc.
Notes to Consolidated Financial Statements

carryforwards for U.S. federal and state tax purposes. As of December 31, 2023, the Company had state research and development tax credit carryforwards of $1.1 million. As of December 31, 2022, the Company had state research and development tax credit carryforwards of $0.9 million. The state tax credits do not expire and will carry forward indefinitely until utilized.
The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. As of December 31, 2023 and 2022, the Company recorded an uncertain tax position liability of $1.5 million and $1.2 million respectively, within Other liabilities on the Consolidated Balance Sheets.
As of December 31, 2023, 2022 and 2021, the Company had $2.1 million, $1.8 million and $1.7 million of unrecognized tax benefits, respectively. Approximately $1.5 million and $1.2 million of the unrecognized tax benefits for the years ended December 31, 2023 and 2022, respectively, if recognized, would affect the effective tax rate. A reconciliation of the amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Balance as of January 1	$1,812	$1,656	$1,329
Additions based on tax positions related to current year	247	126	336
Additions based on tax positions of prior year	(9)	30	(9)
Balance as of December 31	$2,050	$1,812	$1,656

The Company recognizes penalties and interest expense related to income taxes as a component of tax expense. There are immaterial amounts of interest and penalties recorded in the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 and in the Consolidated Balance Sheets as of December 31, 2023 and 2022. The Company anticipates that it is reasonably possible its unrecognized benefits will decrease by $0.3 million, exclusive of interest and penalties, within 2024 mainly due to the expiration of statute of limitations.
The Company's federal and state returns for the tax years ended from December 2018 to December 2023 remain open to examination.
NOTE 11 – NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year ended December 31,
	2023	2022	2021
Numerator
Net loss, basic and diluted	$(41,456)	$(27,009)	$(13,558)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	82,493,226	80,786,725	38,039,222
Net loss per share, basic and diluted	$(0.50)	$(0.33)	$(0.36)

Expensify, Inc.
Notes to Consolidated Financial Statements

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
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Year ended December 31,
	2023	2022	2021
Warrants	—	—	366,982
Weighted-average stock options	4,334,383	5,406,383	9,419,506
Matching shares	8,181	17,240	—
Convertible preferred stock	—	—	36,619,129
Total	4,342,564	5,423,623	46,405,617

NOTE 12 – COMMITMENTS AND CONTINGENCIES
Litigation
From time to time in the normal course of business, the Company may be involved in claims, proceedings and litigation. In the case of any litigation, the Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews these provisions at least quarterly and adjusts provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.
As of December 31, 2023 and 2022, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company's financial position, results of operations or cash flows.
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

Expensify, Inc.
Notes to Consolidated Financial Statements

have a material effect on our Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit), or Consolidated Statements of Cash Flows.
NOTE 13 – EMPLOYEE BENEFIT PLANS
401(k) Plan
In fiscal 2009, the Company sponsored a U.S. 401(k) defined contribution plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. Effective January 1, 2018, the Company matches up to 4.50% of each participant’s eligible compensation. No discretionary profit-sharing contributions were made for the years ended December 31, 2023, 2022 and 2021. The Company’s 401(k) matching contributions for the years ended December 31, 2023, 2022 and 2021 were $0.9 million, $0.8 million and $0.7 million, respectively.
In accordance with local laws and customs of the UK, the Company sponsored a UK pension plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by the Board of Directors. The Company matches up to 4.50% of each participant's eligible compensation. No discretionary profit-sharing contributions were made for the years ended December 31, 2023, 2022 and 2021. The discretionary matching contributions for the years ended December 31, 2023, 2022 and 2021 were $0.2 million, $0.1 million and $0.1 million, respectively.
NOTE 14 – RELATED PARTY TRANSACTIONS
During the years ended December 31, 2023, 2022 and 2021 Expensify, Inc. contributed $0.3 million, $2.4 million and $3.1 million, respectively, to its established standalone entity, Expensify.org. There were no commitments from Expensify, Inc. that remained open for contribution as of December 31, 2023 and an immaterial amount as of December 31, 2022.
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
There are no other significant related party transactions for the Company as of and for the years ended December 31, 2023, 2022 and 2021, except as noted elsewhere in these consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Our management, under the supervision of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2023.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report included in Item 8 of this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information

Insider Trading Arrangements

	Trading Arrangement
	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares to be Sold	Expiration Date
David Barrett, Chief Executive Officer	Terminate(3)	December 15, 2023	X		720,000	October 10, 2024
David Barrett, Chief Executive Officer	Adopt	December 15, 2023	X		2,098,023(4)	September 15, 2024
(1)Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2)Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
(3)Trading arrangement was originally adopted June 10, 2022.
(4)The actual number of shares sold under the trading plan will depend on the current share price when sales occur, this estimation is based on the closing share price on February 8, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following information with respect to our board of directors and executive officers is presented as of February 26, 2024:

Name	Age	Position at Expensify	Principal Employment
David Barrett	47	Chief Executive Officer and Director	Chief Executive Officer of Expensify
Ryan Schaffer	37	Chief Financial Officer and Director	Chief Financial Officer of Expensify
Anuradha Muralidharan	40	Chief Operating Officer and Director	Chief Operating Officer of Expensify
Jason Mills	42	Chief Product Officer and Director	Chief Product Officer of Expensify
Daniel Vidal	35	Chief Strategy Officer and Director	Chief Strategy Officer of Expensify
Timothy Christen	65	Director	Chairman of the Board at Mayville Engineering Company, a value-added manufacturer providing prototyping and tooling, production fabrication, coating, assembly, and aftermarket services across diverse industries
Ellen Pao	54	Director	Cofounder and Chief Executive Officer of Project Include, a nonprofit advocating for diversity, equity and inclusion in technology companies
Ying (Vivian) Liu	48	Director	Chief Operating Officer and Chief Financial Officer of ContextLogic, Inc. (d/b/a Wish), a mobile e-commerce platform
The other information required by this Item will be set forth in, and is incorporated by reference to, our 2024 Proxy Statement (the “2024 Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2023.

Item 11. Executive Compensation
The information required by this Item will be set forth in, and is incorporated by reference to, the 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth in, and is incorporated by reference to, the 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth in, and is incorporated by reference to, the 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in, and is incorporated by reference to, the 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

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
3.Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference

Exhibit No.	Name	Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-41043	3.2	November 15, 2021

4.1	Form of Class A Common Stock Certificate.	S-1/A	333-260297	4.1	November 01, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated as of January 22, 2015, by and among the Registrant and certain of its stockholders.	S-1/A	333-260297	4.2	October 18, 2021

4.3*	Description of Registrant's Securities.

9.1	Expensify Voting Trust Agreement	10-K	001-41043	9.1	March 31, 2022

10.1	Amended and Restated Loan and Security Agreement, dated as of September 21, 2021, by and between the Registrant, the Lenders party thereto, and Canadian Imperial Bank of Commerce.	S-1/A	333-260297	10.1	October 18, 2021

10.2	Second Amended and Restated Loan and Security Agreement, dated as of February 21, 2024, by and between the Registrant, the Lenders party thereto, and Canadian Imperial Bank of Commerce.	8-K	001-41043	10.1	February 22, 2024

10.3	Loan Agreement, dated as of August 22, 2019, by and between the Borrower party thereto, the Registrant, as Guarantor, and Canadian Imperial Bank of Commerce.	S-1/A	333-260297	10.2	October 18, 2021

10.4†	Employment Agreement by and between the Registrant and David Barrett.	S-1/A	333-260297	10.3	October 18, 2021

10.5†	Employment Agreement by and between the Registrant and Ryan Schaffer.	S-1/A	333-260297	10.4	October 18, 2021

10.6†	Employment Agreement by and between the Registrant and Anuradha Muralidharan.	S-1/A	333-260297	10.5	October 18, 2021

10.7†	2009 Stock Plan	S-1/A	333-260297	10.6	November 01, 2021

10.8†	2009 Stock Plan – Form of Notice of Stock Option Grant (EMI)	S-1/A	333-260297	10.7	November 01, 2021

10.9†	2009 Stock Plan – Form of Option Agreement	S-1/A	333-260297	10.8	November 01, 2021

10.10†	2019 Stock Plan	S-1/A	333-260297	10.9	November 01, 2021

10.11†	2019 Stock Plan – Form of Early Exercise Notice and Restricted Stock Purchase Agreement	S-1/A	333-260297	10.10	November 01, 2021

10.12†	2019 Stock Plan – Form of Exercise Agreement (EMI)	S-1/A	333-260297	10.11	November 01, 2021

10.13†	2019 Stock Plan – Form of Exercise Agreement	S-1/A	333-260297	10.12	November 01, 2021

10.14†	2019 Stock Plan – Form of Option Agreement (early exercise) (Reg S)	S-1/A	333-260297	10.13	November 01, 2021

10.15†	2019 Stock Plan – Form of Option Agreement (early exercise)	S-1/A	333-260297	10.14	November 01, 2021

10.16†	2019 Stock Plan – Form of Notice of Stock Option Grant (EMI)	S-1/A	333-260297	10.15	November 01, 2021

10.17†	2019 Stock Plan - Form of Contingent Exercise Agreement	S-1/A	333-260297	10.16	November 01, 2021

10.18†	2019 Plan - Form of RSU Agreement	S-1/A	333-260297	10.17	November 01, 2021

10.19†	2021 Incentive Award Plan	S-1/A	333-260297	10.18	November 01, 2021

10.20†	2021 Stock Purchase and Matching Plan	10-K	001-41043	10.19	March 31, 2022

10.21†	2021 Plan - Form of RSU Agreement	S-1/A	333-260297	10.20	November 01, 2021

10.22†	2021 Plan - Form of Option Agreement	S-1/A	333-260297	10.21	November 01, 2021

10.23†	Non-Employee Director Compensation Program	S-1/A	333-260297	10.22	November 01, 2021

10.24†	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-260297	10.23	November 01, 2021

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP as to the Registrant.

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

32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Expensify, Inc. Policy for Recovery of Erroneously Awarded Compensation

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkable Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.
**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPENSIFY, INC.

	By:	/s/ David Barrett
David Barrett
Chief Executive Officer
Date: February 26, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Barrett	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2024
David Barrett

/s/ Ryan Schaffer	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 26, 2024
Ryan Schaffer

/s/ Anuradha Muralidharan	Director	February 26, 2024
Anuradha Muralidharan

/s/ Daniel Vidal	Director	February 26, 2024
Daniel Vidal

/s/ Jason Mills	Director	February 26, 2024
Jason Mills

/s/ Tim Christen	Director	February 26, 2024
Tim Christen

/s/ Ellen Pao	Director	February 26, 2024
Ellen Pao

/s/ Ying (Vivian) Liu	Director	February 26, 2024
Ying (Vivian) Liu