Form 10-Q
period 2024-03-31
Expensify, Inc.
filed 2024-05-09
CIK 1476840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Yes ☐ No ☒
The registrant had outstanding 71,764,817 shares of Class A common stock, par value of $0.0001 per share, 7,333,335 shares of LT10 common stock, par value $0.0001 per share, and 7,395,695 shares of LT50 common stock, par value $0.0001 per share, as of May 6, 2024.

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
•geopolitical tensions, including the war in Ukraine and the conflict in Israel, Gaza and surrounding areas;
•the impact of inflation on us and our members;
•our borrowing costs have and may continue to increase as a result of increases in interest rates
•our ability to effectively manage our exposure to fluctuations in foreign currency exchange rates;
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
•our ability to maintain, protect and enhance our intellectual property; and
•the other risks and uncertainties identified under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts and projections about future events and trends that we believe may affect our business, results of operations, financial condition and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023, and any subsequent filings, as well as those identified in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements

1

Expensify, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	As of March 31,	As of December 31,
	2024	2023
Assets
Cash and cash equivalents	$49,340	$47,510
Accounts receivable, net	13,557	13,834
Settlement assets, net	48,513	39,261
Prepaid expenses	4,379	5,649
Other current assets	27,399	30,978
Total current assets	143,188	137,232
Capitalized software, net	15,107	12,494
Property and equipment, net	14,138	14,372
Lease right-of-use assets	5,954	6,435
Deferred tax assets, net	466	457
Other assets	5,918	5,794
Total assets	$184,771	$176,784
Liabilities and stockholders' equity
Accounts payable	$1,373	$1,425
Accrued expenses and other liabilities	10,326	9,390
Borrowings under line of credit	15,000	15,000
Current portion of long-term debt, net of original issue discount and debt issuance costs	7,624	7,655
Lease liabilities, current	436	432
Settlement liabilities	35,560	33,990
Total current liabilities	70,319	67,892
Lease liabilities, non-current	6,155	6,467
Other liabilities	1,787	1,681
Total liabilities	78,261	76,040
Commitments and contingencies (Note 4)
Stockholders' equity:
Preferred stock, par value $0.0001; 10,000,000 shares of preferred stock authorized as of March 31, 2024 and December 31, 2023; no shares of preferred stock issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.0001; 1,000,000,000 shares of Class A common stock authorized as of March 31, 2024 and December 31, 2023; 71,755,477 and 70,569,815 shares of Class A common stock issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; 24,994,705 and 24,994,989 shares of LT10 common stock authorized as of March 31, 2024 and December 31, 2023, respectively; 7,333,335 and 7,333,619 shares of LT10 common stock issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; 24,969,634 and 24,998,941 shares of LT50 common stock authorized as of March 31, 2024 and December 31, 2023, respectively; 7,395,695 and 7,321,894 shares of LT50 common stock issued and outstanding as of March 31, 2024 and December 31, 2023, respectively
	9	8
Additional paid-in capital	251,055	241,509
Accumulated deficit	(144,554)	(140,773)
Total stockholders' equity	106,510	100,744
Total liabilities and stockholders' equity	$184,771	$176,784

See accompanying notes to Condensed Consolidated Financial Statements.
2

Expensify, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$33,535	$40,101
Cost of revenue, net	14,584	15,775
Gross margin	18,951	24,326
Operating expenses:
Research and development	5,929	5,418
General and administrative	11,431	12,429
Sales and marketing	3,384	9,183
Total operating expenses	20,744	27,030
Loss from operations	(1,793)	(2,704)
Interest and other expenses, net	(954)	(1,416)
Loss before income taxes	(2,747)	(4,120)
Provision for income taxes	(1,034)	(1,825)
Net loss	$(3,781)	$(5,945)
Net loss per share:
Basic and diluted	$(0.04)	$(0.07)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	85,141,411	81,768,429

See accompanying notes to Condensed Consolidated Financial Statements.
3

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Three months ended March 31, 2024
Balance at December 31, 2023	—	$—	85,225,328	$8	$241,509	$(140,773)	$100,744
Issuance of common stock on exercise of stock options	—	—	42,304	—	39	—	39
Vesting of early exercised stock options	—	—	—	—	137	—	137
Issuance of restricted stock units	—	—	7,288	—	18	—	18
Repurchases of early exercised stock options	—	—	(30,434)	—	—	—	—
Issuance of common stock under Matching Plan	—	—	1,030,144	1	913	—	914
Issuance of common stock in connection with restricted stock units vesting	—	—	209,877	—	—	—	—
Stock-based compensation	—	—	—	—	8,439	—	8,439
Net loss	—	—	—	—	—	(3,781)	(3,781)
Balance at March 31, 2024	—	$—	86,484,507	$9	$251,055	$(144,554)	$106,510

See accompanying notes to Condensed Consolidated Financial Statements.
4

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Three months ended March 31, 2023
Balance at December 31, 2022	—	$—	82,429,367	$7	$194,807	$(97,573)	$97,241
Issuance of common stock upon exercise of stock options	—	—	50,994	—	66	—	66
Vesting of early exercised stock options	—	—	—	—	216	—	216
Issuance of restricted stock units	—	—	1,548	—	31	—	31
Repurchases of early exercised stock options	—	—	(735)	—	(7)	—	(7)
Issuance of common stock under Matching Plan	—	—	163,417	—	1,099	—	1,099
Issuance of common stock in connection with restricted stock units vesting	—	—	245,313	—	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(83,376)	—	(666)	—	(666)
Stock-based compensation	—	—	—	—	10,661	—	10,661
Net loss	—	—	—	—	—	(5,945)	(5,945)
Balance at March 31, 2023	—	$—	82,806,528	$7	$206,207	$(103,518)	$102,696

See accompanying notes to Condensed Consolidated Financial Statements.
5

Expensify, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,781)	$(5,945)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,423	1,413
Reduction of operating lease right-of-use assets	136	181
Loss on impairment, receivables and sale or disposal of equipment	337	146
Stock-based compensation expense	7,524	10,004
Amortization of original issue discount and debt issuance costs	11	11
Deferred tax assets	(9)	(30)
Changes in assets and liabilities:
Accounts receivable, net	139	707
Settlement assets, net	(6,120)	(2,683)
Prepaid expenses	1,270	1,414
Other current assets	171	406
Other assets	(124)	8
Accounts payable	(260)	944
Accrued expenses and other liabilities	1,044	1,947
Operating lease liabilities	34	(206)
Settlement liabilities	1,570	(738)
Other liabilities	106	63
Net cash provided by operating activities	3,471	7,642
Cash flows from investing activities:
Purchases of property and equipment	—	(28)
Software development costs	(2,829)	(870)
Net cash used in investing activities	(2,829)	(898)
Cash flows from financing activities:
Principal payments of finance leases	(31)	(201)
Principal payments of outstanding debt	(37)	(150)
Payments for debt issuance costs	(8)	—
Repurchases of early exercised stock options	(32)	(7)
Proceeds from common stock purchased under Matching Plan	914	1,099
Proceeds from issuance of common stock on exercise of stock options	39	66
Payments for employee taxes withheld from stock-based awards	—	(666)
Net cash provided by financing activities	845	141
Net increase in cash and cash equivalents and restricted cash	1,487	6,885
Cash and cash equivalents and restricted cash, beginning of period	96,658	147,710
Cash and cash equivalents and restricted cash, end of period	$98,145	$154,595
Supplemental disclosure of cash flow information:
Cash paid for interest	$454	$1,409
Cash paid for income taxes	$1,164	$351
Noncash investing and financing items:
Stock-based compensation capitalized as software development costs	$915	$657
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$223	$—
Right-of-use assets acquired through operating leases	$—	$145
Reconciliation of cash and cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$49,340	$111,232
Restricted cash included in other current assets	24,267	19,013
Restricted cash included in settlement assets, net	24,538	24,350
Total cash, cash equivalents and restricted cash	$98,145	$154,595

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
Expensify also offers an Expensify charge card (the "Expensify Card"), which is primarily distributed to corporate customers in the United States ("U.S.") who subsequently distribute the card to their employees for business use. The Expensify Card allows customers to have real-time control over their employees' spending and compliance with spending limits in addition to eReceipt reporting on purchases.
As of March 31, 2024, the Expensify Card consisted of two card programs operating concurrently. Under the original Expensify Card program launched in 2020 (the “Legacy Card Program”), Expensify has an agreement with the payment processor, Marqeta, Inc. ("Marqeta"), and relies on Marqeta to manage the relationship with the issuing bank, Sutton Bank, and the card network, Visa, in authorizing and settling transactions. In October 2023, Expensify augmented the Expensify Card program by entering into an agreement with a new issuing bank, The Bancorp Bank, N.A. ("Bancorp"), to issue Expensify Cards to customers and authorize and settle transactions on the Visa card network (the “Updated Card Program”). The Updated Card Program launched during the three months ended March 31, 2024, and all new Expensify Cards issued subsequent to the launch operate under the Updated Card Program.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Expensify, its wholly-owned subsidiaries, and Expensify.org (the "Company") and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Annual Report").
All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position, results of operations, equity, and cash flows for the periods presented.
Results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other future annual or interim period.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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
Updates to Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 of the 2023 Annual Report. Since the date the 2023 Annual Report was filed with the SEC, there have been no material changes to the Company's significant accounting policies, including the status of adoption of recent accounting pronouncements.
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

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 - REVENUE AND CERTAIN STATEMENT OF OPERATIONS COMPONENTS
The table below provides the Company's total revenue by geographic region based on the currency of the subscription (in thousands). No other individual country outside of the United States accounted for more than 10% of total revenue.

	Three Months Ended March 31,
	2024	2023
United States	$30,513	$36,635
All other locations	3,022	3,466
Total revenue	$33,535	$40,101

No individual customer represented more than 10% of the Company’s total revenue during the three months ended March 31, 2024 and 2023.
Cashback Rewards
The Company offers a cashback rewards program to all Expensify Card customers based on volume of Expensify Card transactions and Software as a Service ("SaaS") subscription tier. Cashback rewards are earned on a monthly basis and are applied against outstanding customer receivables or paid out the following month. The Company considers the cashback payments to customers as consideration payable to a customer and it is recorded as a reduction to Revenue within the Condensed Consolidated Statements of Operations. Cashback rewards for the three months ended March 31, 2024 and 2023 was $2.0 million and $1.2 million, respectively.
Interchange
The Company generates revenue from the authorization and settlement of Expensify Card transactions under the Updated Card Program. The Company is contractually entitled to all interchange generated on Expensify Card transactions based on its agreement with the issuing bank. Under the Updated Card Program, the Company is the principal in the transaction (i.e. the Company controls the services) and recognizes interchange as revenue on a gross basis within Revenue on the accompanying Condensed Consolidated Statements of Operations. For the three months ended March 31, 2024, the Company had an immaterial amount of interchange revenue.
Consideration From a Vendor, Net
The Company receives consideration from a vendor for monetizing Expensify Card activities under the Legacy Card Program. This consideration, net of credit card processing fees paid to the vendor, is included as a reduction to Cost of revenue, net within the Condensed Consolidated Statements of Operations. Consideration from a vendor, net for the three months ended March 31, 2024 and 2023 was $3.2 million and $2.1 million, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 3 - CERTAIN BALANCE SHEET COMPONENTS
Other Current Assets
Other current assets consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Expensify Card posted collateral for funds held for customers	$10,846	$16,561
Cash in transit for funds held for customers	7,364	5,107
Expensify.org restricted cash	5,911	5,881
Income tax receivable	2,750	2,993
Deferred contract acquisition costs	182	129
Expensify Payments LLC restricted cash	113	113
Matching Plan escrow and other restricted cash	33	80
Other	200	114
Other current assets	$27,399	$30,978

Capitalized Software, Net
Capitalized software, net consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Capitalized software development costs	$26,444	$22,683
Less: accumulated amortization	(11,337)	(10,189)
Capitalized software, net	$15,107	$12,494

Amortization expense related to capitalized software development costs is recorded in Cost of revenue, net on the Condensed Consolidated Statements of Operations. Amortization expense was $1.2 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Computers and equipment	$170	$170
Furniture and fixtures	1,930	1,930
Leasehold improvements	7,937	7,937
Commercial building	6,493	6,493
Land	4,151	4,151
Construction in progress	2,570	2,570
Total property and equipment	23,251	23,251
Less: accumulated depreciation	(9,113)	(8,879)
Property and equipment, net	$14,138	$14,372

Depreciation expense related to property and equipment is recorded in General and administrative, Sales and marketing, and Interest and other expenses, net on the Condensed Consolidated Statements of Operations. Depreciation expense related to property and equipment for the three months ended March 31, 2024 and 2023 was $0.2 million and $0.5 million, respectively.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Professional fees	$2,680	$1,311
Sales, payroll and other taxes payable	2,387	3,389
Cashback rewards	1,228	915
Partner payouts and advertising fees	1,210	1,486
Restricted common stock liability for early stock option exercises	400	562
Interest payable	354	359
Accrued expense reports	183	159
Commissions payable	153	140
Hosting and license fees	84	134
Credit card processing fees	40	76
Matching Plan payroll liability	174	198
Other	1,433	661
Accrued expenses and other liabilities	$10,326	$9,390

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 4 - COMMITMENTS AND CONTINGENCIES
Finance and Operating Lease Arrangements
The Company did not enter into any new lease agreements during the three months ended March 31, 2024. The components of lease cost reflected in the Condensed Consolidated Statements of Operations for all leases were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Finance lease cost:
Amortization of ROU assets	$34	$198
Interest on lease liabilities	7	3
Total finance lease cost	41	201
Operating lease cost	271	186
Total lease cost	$312	$387

Other information related to leases was as follows (in thousands, except as noted within):

	As of March 31,	As of December 31,
	2024	2023
Finance lease ROU asset (included within Lease right-of-use assets)	$330	$364
Operating lease ROU asset (included within Lease right-of-use assets)	$5,624	$6,071
Weighted average remaining lease term (in years):
Finance leases	2.42	2.67
Operating leases	8.93	9.18
Weighted average discount rate:
Finance leases	8.10%	8.10%
Operating leases	8.30%	8.30%

Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(99)	$(210)
Operating cash flows from finance leases	$(7)	$(3)
Financing cash flows from finance leases	$(31)	$(201)

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Maturities of lease liabilities as of March 31, 2024 were as follows (in thousands):

For the year ending:	Finance leases	Operating leases
Remainder of 2024	$115	$417
2025	153	1,079
2026	102	1,018
2027	—	1,033
2028	—	1,063
Thereafter	—	4,499
Total future lease payments	370	9,109
Less: imputed interest	(32)	(2,856)
Less: Lease liabilities, current	(132)	(304)
Lease liabilities, non-current	$206	$5,949

Amortizing Term Mortgage
In August 2019, the Company entered into an $8.3 million amortizing term mortgage agreement with Canadian Imperial Bank of Commerce ("CIBC") for the Company's commercial building located in Portland, Oregon. The agreement requires principal and interest payments to be made each month over a five-year period. Interest accrues at a fixed rate of 5.00% per year until August 2024, at which point the remaining outstanding principal balance on the amortizing term mortgage is due in full. The borrowings are secured by the building. The outstanding balance of the amortizing term mortgage was $7.6 million and $7.7 million as of March 31, 2024 and December 31, 2023, respectively.
Loan and Security Agreement
In September 2021, the Company amended and restated its loan and security agreement with CIBC ("2021 Amended Loan and Security Agreement") which consisted of a $45.0 million initial term loan, the option to enter into an additional $30.0 million delayed term loan that expired in March 2023, and a monthly revolving line of credit of $25.0 million. Under the 2021 Amended Loan and Security Agreement, the initial term loan of $45.0 million was payable over a 60-month period with principal and accrued interest payments due each quarter, commencing on September 30, 2021. The 2021 Amended Loan and Security Agreement amortized in equal quarterly installments of $0.1 million through September 30, 2024, $0.2 million beginning October 1, 2024 and $0.6 million beginning October 1, 2025, with any remaining principal balance due and payable on maturity in September 2026. The amounts borrowed accrued interest at the bank’s reference rate plus 2.25% beginning on September 30, 2021 and continued on a quarterly basis through maturity of the term loan. The borrowings were secured by substantially all the Company’s assets. The then outstanding balance of $36.0 million and $0.1 million of accrued interest on the term loan were repaid in full on October 12, 2023.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

In February 2024, the Company entered into a Second Amended and Restated Loan and Security Agreement ("2024 Amended Loan and Security Agreement") with CIBC. The 2024 Amended Loan and Security Agreement amends and restates the 2021 Amended Loan and Security Agreement to extend the maturity date of the revolving line of credit from September 2024 to September 2025, remove certain provisions related to the term loan that was repaid in full in October 2023 and make certain changes to the positive and negative covenants intended to better align with the operations of the Company. The 2024 Amended Loan and Security Agreement continues to provide for a $25.0 million revolving credit facility. Borrowings under the line of credit accrue interest at CIBC’s reference rate plus 1.00% (9.50% as of March 31, 2024) and are secured by substantially all of the Company's assets. As of March 31, 2024 and December 31, 2023, there were $15.0 million of borrowings under the line of credit and $10.0 million of capacity available for additional borrowings.
The Company incurred an immaterial amount of costs in connection with entering into the 2024 Amended Loan and Security Agreement. These debt issuance costs are reflected as a deferred asset within Other current assets on the Condensed Consolidated Balance Sheets and are being amortized to interest expense on a straight-line basis over the term of the agreement. As of March 31, 2024, the unamortized debt issuance costs included within Other current assets was $0.1 million.
Future aggregate annual principal payments on long-term debt as of March 31, 2024 is expected to be as follows (in thousands):

For the year ending:
Remainder of 2024	$7,634
2025	—
2026	—
2027	—
2028	—
Thereafter	—
Total principal payments	7,634
Less: unamortized original issue discount and debt issuance costs	(10)
Less: Current portion of long-term debt, net of unamortized original issue discount and debt issuance costs	(7,624)
Long-term debt, net of unamortized original issue discount and debt issuance costs	$—

Additionally, $15.0 million of outstanding borrowings under the line of credit are due in September 2025 upon maturity of the facility.
As of March 31, 2024, the Company was not in compliance with all debt covenants, specifically the covenant restricting the amount of repurchases of common stock. A waiver was obtained from CIBC for the Company's non-compliance with this covenant. The Company does not believe non-compliance with this covenant had any material impact on the Company or its operations.
In May 2024, the Company entered into a First Amendment to the 2024 Amended Loan and Security Agreement, which amended the covenant restricting the amount of repurchases of common stock to allow for certain additional repurchase activity and provided a waiver for the Company's non-compliance during prior periods with the previous version of such covenant.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Defined Contribution Plans
The Company sponsors a U.S. 401(k) defined contribution plan for all eligible employees who elect to participate. The Company is permitted to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. Effective January 1, 2018, the Company matches up to 4.50% of each participant’s eligible compensation. No discretionary profit-sharing contributions were made during the three months ended March 31, 2024 and 2023. The Company’s 401(k) matching contributions for each of the three months ended March 31, 2024 and 2023 were $0.2 million and $0.3 million, respectively.
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
As of March 31, 2024, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

2021 Incentive Plans
In November 2021, the Board of Directors adopted, and its stockholders approved, the 2021 Incentive Plans, which both became effective immediately before the effectiveness of the IPO Registration Statement and use a combined share reserve. Under the 2021 Incentive Plans, 11,676,932 shares of Class A common stock were initially reserved for issuance pursuant to a variety of stock-based awards, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs"), and other forms of equity and cash compensation under the 2021 Plan and purchase rights and matching awards under the Matching Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Plans will be increased upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A or LT50 common stock underlying outstanding stock-based awards granted under the 2019 Stock Plan. The number of shares of Class A common stock reserved for issuance under the 2021 Incentive Plans as of March 31, 2024 and December 31, 2023 was 27,396,255 shares and 22,282,735 shares, respectively. The number of shares will automatically increase each subsequent January 1 through January 1, 2031, by the lesser of (A) 6% of the aggregate number of shares of all classes of common stock outstanding on the immediately preceding calendar year end, or (B) such lesser number of shares as determined by the Company’s Board of Directors or compensation committee; provided, however, that no more than 87,576,990 shares of Class A common stock may be issued upon the exercise of incentive stock options.
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
Service Providers who participated in the Matching Plan for the offering period ended March 14, 2024 purchased a total of 441,541 Class A common shares, based on a purchase price of $2.07, resulting in gross cash proceeds to the Company of $0.9 million.
Service Providers who participated in the Matching Plan for the offering period ended March 14, 2023 purchased a total of 147,319 Class A common shares, based on a purchase price of $7.46, resulting in gross cash proceeds to the Company of $1.1 million.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
For the offering period ended March 14, 2024, the Company elected to match each share of Class A common stock purchased or issued under the Matching Plan with 1/20 of a share of Class A common stock. During the three months ended March 31, 2024, the Company granted a total of 110,084 shares of Class A common stock as a matching contribution under the Matching Plan, with no shares withheld for taxes.
For the offering period ended March 14, 2023, the Company elected to match each share of Class A common stock purchased or issued under the Matching Plan with 1/20 of a share of Class A common stock. During the three months ended March 31, 2023, the Company granted a total of 16,098 shares of Class A common stock as a matching contribution under the Matching Plan, with no shares withheld for taxes.
The fair value of awards granted as a result of the Company matches within the Matching Plan was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2024	2023
Fair value of common stock per share	$1.99	$7.55
Expected dividend yield (1)	—%	—%
Risk-free interest rate (2)	5.5%	4.8%
Expected volatility (3)	89.8%	59.7%
Expected life (in years) (4)	0.25	0.25

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
The Company has made discretionary contributions under the Matching Plan to eligible Service Providers. During the three months ended March 31, 2024, the Company granted a total of 478,519 shares of Class A common stock as discretionary contributions under the Matching Plan, with no shares withheld for taxes. There were no discretionary contributions under the Matching Plan during the three months ended March 31, 2023.
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

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Pursuant to the Company's Non-Employee Director Compensation Program, which was adopted under the 2021 Incentive Plans, the Company granted no Class A common stock RSUs for the three months ended March 31, 2024. A total of 2,316 Class A common RSUs vested during the three months ended March 31, 2024 related to previously granted RSU awards as the quarterly service conditions were satisfied.
During the three months ended March 31, 2024, RSU activity for Service Providers and non-employee directors was as follows:

	Class A Common Stock	LT50 Common Stock	Weighted average grant date fair value per share
Outstanding at December 31, 2023	2,742,273	2,646,332	$32.59
RSUs vested	(106,769)	(103,108)	$32.45
RSUs cancelled/forfeited/expired	(266,231)	(266,231)	$37.62
Outstanding at March 31, 2024	2,369,273	2,276,993	$32.02

As of March 31, 2024, there was $127.1 million of unamortized stock-based compensation cost related to unvested RSUs, which is expected to be recognized over the remaining weighted average life of 5.14 years. As of December 31, 2023, there was $153.4 million of unamortized stock-based compensation cost related to unvested RSUs, which was expected to be recognized over the remaining weighted average life of 5.37 years.
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
The Company has only granted options under the Stock Plans. Options typically vest over four years and are exercisable at any time after the grant date, provided that Service Providers exercising unvested options receive restricted common stock that is subject to repurchase at the original exercise price upon termination of service. The repurchase right lapses in accordance with the vesting schedule of the exercised option. Early exercises of options prior to vesting are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises of unvested options are recorded as a liability. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. There was an immaterial amount of exercised restricted common stock repurchased during the three months ended March 31, 2024 and 2023.
As of March 31, 2024 and December 31, 2023, there were 288,740 and 393,251 shares subject to repurchase, respectively, related to unvested stock options that had been early exercised. As of March 31, 2024 and December 31, 2023, the Company recorded a liability related to shares subject to repurchase of $0.4 million and $0.6 million, respectively, which is included within Accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets. These amounts are reclassified to Common stock and Additional paid-in capital as the underlying shares vest.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
A summary of the Company's stock option activity was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Outstanding at December 31, 2023	5,902,591	$1.68	4.03
Options exercised	(42,304)	$0.91
Options cancelled/forfeited/expired	(102,781)	$2.87
Outstanding at March 31, 2024	5,757,506	$1.66	3.63
Exercisable at March 31, 2024	5,706,466	$1.64	3.61

The total pretax intrinsic value of options outstanding at March 31, 2024 and December 31, 2023 was $5.4 million and $8.9 million, respectively. The total pretax intrinsic value of options exercisable at March 31, 2024 was $5.4 million. The intrinsic value is the difference between the estimated fair market value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options.
As of March 31, 2024, there was $3.1 million of unrecognized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 0.63 years. As of December 31, 2023, there was $4.1 million of unrecognized stock-based compensation cost related to unvested stock options, which was expected to be recognized over a weighted average period of 0.75 years.
Cash received from option exercises and purchases of shares under the Stock Plans for the three months ended March 31, 2024 and 2023 was immaterial and $0.1 million, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Stock-Based Compensation
The following table summarizes the stock-based compensation recognized for options granted under the 2009 Stock Plan, options and RSUs granted under the 2019 Stock Plan, RSUs granted under the 2021 Plan and matching and discretionary shares issued under the Matching Plan (in thousands):

	Three Months Ended March 31,
	2024	2023
Matching Plan shares	$1,430	$249
Restricted stock units	6,260	9,512
Stock options	749	900
Total stock-based compensation	$8,439	$10,661
Less: stock-based compensation capitalized as software development costs	$(915)	$(657)
Total stock-based compensation expense	$7,524	$10,004

Stock-based compensation expense is allocated based on the cost center to which the award holder spent time during the reported periods. Stock-based compensation expense is included in the following components of expenses on the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue, net	$2,932	$3,306
Research and development	2,749	2,206
General and administrative	1,703	2,644
Sales and marketing	140	1,848
Total stock-based compensation expense	$7,524	$10,004

NOTE 6 - INCOME TAXES
For the three months ended March 31, 2024, the Company prepared its interim tax provision by applying a year-to-date effective tax rate, which the Company believes results in the best estimate of the annual effective tax rate.
For the three months ended March 31, 2024 and 2023, the Company recorded a provision for income taxes of $1.0 million and $1.8 million, respectively, which resulted in effective tax rates of (37.6)% and (44.3)%, respectively.
The difference between the statutory rate and the effective rate for 2024 was primarily due to non-deductible stock-based compensation, Section 162(m) of the Internal Revenue Code ("IRC") compensation limitations, and the change in valuation allowance. The difference between the statutory rate and the effective rate for 2023 was primarily due to non-deductible stock-based compensation, as well as the change in valuation allowance.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. As of March 31, 2024 and December 31, 2023, the Company recorded an uncertain tax position liability of $1.7 million and $1.5 million, respectively, within Other liabilities on the Condensed Consolidated Balance Sheets. This liability includes $0.2 million and an immaterial amount of interest and penalties as of March 31, 2024 and December 31, 2023, respectively.
NOTE 7 - NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss, basic and diluted	$(3,781)	$(5,945)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	85,141,411	81,768,429
Net loss per share, basic and diluted	$(0.04)	$(0.07)

The rights, including the liquidation and dividend rights, of the holders of Class A, LT10 and LT50 common stock are identical, except with respect to voting, conversion and transfer rights. Each share of Class A common stock is entitled to one vote per share, each share of LT10 common stock is entitled to ten votes per share and each share of LT50 common stock is entitled to 50 votes per share. Each share of LT10 and LT50 common stock is convertible into one share of Class A common stock voluntarily at the option of the holder after the satisfaction of certain requirements, which includes a ten-month notice period for LT10 common stock and a 50-month notice period for LT50 common stock to convert to Class A common stock, or automatically upon certain events. The Class A common stock has no conversion rights. As the liquidation and dividend rights are identical for Class A, LT10 and LT50 common stock, the undistributed earnings are allocated on a proportional basis based on the number of weighted average shares within each class of common stock during the period and the resulting net loss per share attributable to common stockholders will be the same for the Class A, LT10 and LT50 common stock on an individual or combined basis.
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Weighted-average stock options	1,490,098	4,329,958
Matching shares	—	7,678
Total	1,490,098	4,337,636

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
During the three months ended March 31, 2024, the Company did not repurchase any shares of Class A common stock under the 2022 Share Repurchase Program.
NOTE 9 - RELATED PARTY TRANSACTIONS
During the three months ended March 31, 2024 and 2023, Expensify, Inc. made no contributions and contributed $0.1 million, respectively, to Expensify.org, a nonprofit benefit organization established by the Company. There were no commitments from Expensify, Inc. that remained open for contribution as of March 31, 2024 and December 31, 2023.
There are no other significant related party transactions for the Company as of March 31, 2024, except as noted elsewhere in these condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Annual Report"). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. "Risk Factors" in our 2023 Annual Report and included elsewhere in this Quarterly Report on Form 10-Q. See "Special Note Regarding Forward-Looking Statements."
OVERVIEW
Expensify is a cloud-based expense management software platform that helps the smallest to the largest businesses simplify the way they manage money. Every day, people from all walks of life in organizations around the world use Expensify to scan and reimburse receipts from flights, hotels, coffee shops, office supplies and ride shares. Since our founding in 2008, we have added over 13 million members to our community and processed and automated 1.6 billion expense transactions on our platform as of March 31, 2024, freeing people to spend less time managing expenses and more time doing the things they love. For the quarter ended March 31, 2024, an average of 687,931 paid members across an average of 44,200 companies and over 200 countries and territories used Expensify to make money easy.
RECENT DEVELOPMENTS
Since 2020, when we launched the Expensify Card, it has operated under one card program (the “Legacy Card Program”). During the three months ended March 31, 2024, we launched a new card program (the "Updated Card Program"). The Legacy Card Program operates under an agreement with the payment processor, Marqeta, Inc. ("Marqeta"), and relies on Marqeta to manage the relationship with the issuing bank, Sutton Bank, and the card network, Visa, in authorizing and settling transactions. The Updated Card Program operates under an agreement with a new issuing bank, The Bancorp Bank, N.A. ("Bancorp"), to issue Expensify Cards to customers and authorize and settle transactions on the Visa card network.
All new Expensify Cards issued subsequent to the launch of the Updated Card Program will operate under such program. Our transition of cardholders from the Legacy Card Program to the Updated Card Program has commenced, and we currently expect full completion of this transition by December 31, 2024.

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
We offer a cashback rewards program to all customers based on volume of Expensify Card transactions and software as a service ("SaaS") subscription tier. Cashback rewards are earned on a monthly basis and are applied against outstanding customer receivables or are paid out the following month. We consider our cashback rewards as consideration payable to a customer, and they are recorded as contra revenue within Revenue on the Condensed Consolidated Statements of Operations. Cashback rewards applied against outstanding customer receivables are reflected as reductions to Accounts receivable, net on the Condensed Consolidated Balance Sheets. Cashback rewards liability is recorded within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. The cashback rewards fluctuate over time as customers meet eligibility requirements in conjunction with the applicable SaaS subscription tier of each customer and the timing of payments made to customers.
As of March 31, 2024, the Expensify Card consisted of two card programs operating concurrently: the Legacy Card Program and the Updated Card Program. All new Expensify Card issuances subsequent to the launch of the Updated Card Program operate under that program.
Under the Updated Card Program, we generate revenue from the authorization and settlement of Expensify Card transactions and are contractually entitled to all interchange generated on Expensify Card transactions based on our agreement with the issuing bank. Under the Updated Card Program, we are the principal in the transaction (i.e. we control the services) and recognize interchange as revenue on a gross basis within Revenue on the accompanying Condensed Consolidated Statements of Operations. For the three months ended March 31, 2024, we had an immaterial amount of interchange revenue.
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

Consideration from a vendor is related to the Expensify Card under the Legacy Card Program, where we use a third-party vendor to issue Expensify Cards and process the related transactions. The vendor is contractually entitled to the interchange through its relationships with the card network and card issuing bank. The vendor keeps a portion of the interchange for their services, and our agreement with the vendor results in us receiving the remainder of the interchange (our remainder portion, "Expensify interchange amount"). The vendor also charges us fees ("vendor fees") for the services it provides to us. Due to the nature of the vendor agreement, we do not record the Expensify interchange amount as revenue under the Legacy Card Program. Instead, the net of the Expensify interchange amount and vendor fees are paid to us, which we record as "Consideration from a vendor, net," a contra expense in Cost of revenue, net on the Condensed Consolidated Statements of Operations.
The following summarizes these various amounts for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Expensify interchange amount	$3,514	$2,261
Vendor fees	(327)	(189)
Consideration from a vendor, net	$3,187	$2,072

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
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses, including stock-based compensation, for any employee time allocated to administrative functions, including finance and accounting, legal and human resources. In addition to personnel-related expenses, general and administrative expenses consist of rent, utilities, depreciation on property and equipment, amortization of operating right-of-use assets, information technology and external professional services, including finance and accounting, audit, tax, legal and compliance, and human resources.
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related expenses, including stock-based compensation, advertising expenses, depreciation on property and equipment, outsourcing costs for sales and product demos, branding and public relations expenses and referral fees for strategic partners and other benefits that we provide to our referral and affiliate partners.

Interest and Other Expenses, Net
Interest and other expenses, net, consist primarily of interest paid under our credit facilities with Canadian Imperial Bank of Commerce ("CIBC"). It also includes the results of operations of our Fifth & Harvey, LLC subsidiary, which holds title to and manages operations of the operating lease for lots in Portland, Oregon that are currently used to host multiple portable food vendors open to the general public, as well as realized gains and losses on foreign currency transactions and foreign currency remeasurement.
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
The following table sets forth our results of operations for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percentages, share and per share data)
Revenue	$33,535	$40,101
Cost of revenue, net(1)	14,584	15,775
Gross margin	18,951	24,326
Operating expenses:
Research and development(1)	5,929	5,418
General and administrative(1)	11,431	12,429
Sales and marketing(1)	3,384	9,183
Total operating expenses	20,744	27,030
Loss from operations	(1,793)	(2,704)
Interest and other expenses, net	(954)	(1,416)
Loss before income taxes	(2,747)	(4,120)
Provision for income taxes	(1,034)	(1,825)
Net loss	$(3,781)	$(5,945)
Net loss per share:
Basic and diluted	$(0.04)	$(0.07)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	85,141,411	81,768,429
Net loss margin	(11)%	(15)%

(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue, net	$2,932	$3,306
Research and development	2,749	2,206
General and administrative	1,703	2,644
Sales and marketing	140	1,848
Stock-based compensation expense	$7,524	$10,004

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
Revenue

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Revenue	$33,535	$40,101	$(6,566)	(16)%

Revenue decreased by $6.6 million, or 16%, for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to (i) a decrease in billable activity across our user base, including a decrease in pay-per-use billable activity which has a higher average fee per member than our annual members, and (ii) an increase in contra revenue related to cashback payments driven by the increased adoption and spend captured from members using the Expensify Card.
Cost of Revenue, Net and Gross Margin

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Cost of revenue, net	$14,584	$15,775	$(1,191)	(8)%
Gross margin	$18,951	$24,326	$(5,375)	(22)%
Gross margin %	57%	61%

Cost of revenue, net decreased by $1.2 million, or 8%, for the three months ended March 31, 2024 compared to the same period in 2023. Cost of revenue, net decreased primarily due to an increase in Consideration from a vendor, net, driven primarily by a higher number of members using the Expensify Card under the Legacy Card Program and the increased spend captured from such members, which reduced Cost of revenue, net by $3.2 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively.
Gross margin decreased to 57% for the three months ended March 31, 2024 compared to 61% in the same period in 2023 due to the factors described in the preceding paragraphs for Revenue and Cost of revenue, net.
OPERATING EXPENSES
Research and Development

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Research and development	$5,929	$5,418	$511	9%

Research and development expenses increased by $0.5 million, or 9%, for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to an increase in employee time spent on project initiatives and new product features.

General and Administrative

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
General and administrative	$11,431	$12,429	$(998)	(8)%

General and administrative expenses decreased by $1.0 million, or 8%, for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to a decrease in employee time allocated to administrative functions related to maintenance activities in regards to compliance with Section 404 of the Sarbanes-Oxley Act and other public company requirements.
Sales and Marketing

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Sales and marketing	$3,384	$9,183	$(5,799)	(63)%

Sales and marketing expenses decreased by $5.8 million, or 63%, for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to a decrease in employee time allocated to sales and marketing activities, including conferences and events, and a decrease in outsourcing activities related to sales and product demos.
Interest and Other Expenses, Net

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Interest and other expenses, net	$(954)	$(1,416)	$462	(33)%

Interest and other expenses, net decreased by $0.5 million, or 33%, for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to a decrease in interest expense incurred due to the repayment of the term loan component of the 2021 Amended Loan and Security Agreement (as defined below) on October 12, 2023.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$(1,034)	$(1,825)	$791	(43)%

We recorded a provision for income taxes of $1.0 million during the three months ended March 31, 2024 compared to a provision for income taxes of $1.8 million for the same period in 2023.
During the three months ended March 31, 2024 and 2023, our effective income tax rate was (37.6)% and (44.3)%, respectively. The effective income tax rate differs from the statutory rate in 2024 primarily due to non-deductible stock-based compensation, Section 162(m) of the Internal Revenue Code ("IRC") compensation limitations, and the change in valuation allowance. The effective income tax rate differs from the statutory rate in 2023 primarily due to non-deductible stock-based compensation as well as the change in valuation allowance.
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
The following table sets forth the average number of paid members for each of the periods presented (in thousands):

Three Months Ended	Paid members
March 31, 2024	688
March 31, 2023	747

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

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percentages)
Adjusted EBITDA	$7,114	$8,713
Adjusted EBITDA margin	21%	22%

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

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percentages)
Non-GAAP net income	$3,743	$4,059
Non-GAAP net income margin	11%	10%

Reconciliations of Non-GAAP Financial Measures
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percentages)
Net loss	$(3,781)	$(5,945)
Net loss margin	(11)%	(15)%
Add:
Provision for income taxes	1,034	1,825
Interest and other expenses, net	954	1,416
Depreciation and amortization	1,383	1,413
Stock-based compensation expense	7,524	10,004
Adjusted EBITDA	$7,114	$8,713
Adjusted EBITDA margin	21%	22%

Non-GAAP Net Income and Non-GAAP Net Income Margin

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percentages)
Net loss	$(3,781)	$(5,945)
Net loss margin	(11)%	(15)%
Add:
Stock-based compensation expense	7,524	10,004
Non-GAAP net income	$3,743	$4,059
Non-GAAP net income margin	11%	10%

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through our cash flow from operations, sales of our equity securities and borrowings under our credit facilities. In November 2021, upon completion of our IPO, we received aggregate net proceeds of approximately $57.5 million after deducting underwriting discounts and commissions of approximately $4.9 million and offering costs of approximately $8.0 million. As of March 31, 2024, we had $49.3 million in cash and cash equivalents and $22.6 million in outstanding indebtedness.
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

CASH FLOWS
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$3,471	$7,642
Net cash used in investing activities	(2,829)	(898)
Net cash provided by financing activities	845	141
Net increase in cash and cash equivalents and restricted cash	$1,487	$6,885

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities was $3.5 million for the three months ended March 31, 2024 compared to $7.6 million for the same period in 2023. The decrease was primarily due to a reduction in funds held for customers due to the timing of expense reimbursement activity and a decrease in revenue.
CASH FLOWS FROM INVESTING ACTIVITIES
During the three months ended March 31, 2024, net cash used in investing activities was $2.8 million, primarily consisting of software development costs.
Net cash used in investing activities increased for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to an increase in employee and external software development costs.
CASH FLOWS FROM FINANCING ACTIVITIES
During the three months ended March 31, 2024, net cash provided by financing activities was $0.8 million, primarily consisting of proceeds from common stock purchased under the Company's 2021 Stock Purchase and Matching Plan ("Matching Plan").
During the three months ended March 31, 2023 net cash provided by financing activities was $0.1 million, primarily consisting of proceeds from common stock purchased under the Matching Plan, offset by payments for employee taxes withheld from stock-based awards.
CREDIT FACILITIES
Amortizing Term Mortgage
In August 2019, the Company entered into an $8.3 million amortizing term mortgage agreement with Canadian Imperial Bank of Commerce ("CIBC") for the Company's commercial building located in Portland, Oregon. The agreement requires principal and interest payments due each month over a five-year period. Interest accrues at a fixed rate of 5.00% per year until August 2024, at which point the remaining outstanding principal balance on the amortizing term mortgage is due in full. The borrowings are secured by the building. The outstanding balance of the amortizing term mortgage was $7.6 million as of March 31, 2024. See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

Loan and Security Agreement
In September 2021, we amended and restated our loan and security agreement with CIBC (the "2021 Amended Loan and Security Agreement"), which consisted of a $45.0 million initial term loan, the option to enter into an additional $30.0 million delayed term loan that expired in March 2023, and a monthly revolving line of credit of $25.0 million. Under the 2021 Amended Loan and Security Agreement, the initial term loan of $45.0 million was payable over a 60-month period with principal and accrued interest payments due each quarter, commencing on September 30, 2021. The 2021 Amended Loan and Security Agreement amortized in equal quarterly installments of $0.1 million through September 30, 2024, $0.2 million beginning October 1, 2024 and $0.6 million beginning October 1, 2025, with any remaining principal balance due and payable on maturity in September 2026. The amounts borrowed accrued interest at the bank’s reference rate plus 2.25% beginning on September 30, 2021 and continuing on a quarterly basis through maturity of the term loan. The borrowings were secured by substantially all our assets. The then outstanding balance of $36.0 million and $0.1 million of accrued interest on the term loan were repaid in full on October 12, 2023.
In February 2024, we entered into a Second Amended and Restated Loan and Security Agreement (the "2024 Amended Loan and Security Agreement") with CIBC. The 2024 Amended Loan and Security Agreement amends and restates the 2021 Amended Loan and Security Agreement to extend the maturity date of the revolving line of credit from September 2024 to September 2025, remove certain provisions related to the term loan that was repaid in full in October 2023 and make certain changes to the positive and negative covenants intended to better align with our operations. The 2024 Amended Loan and Security Agreement continues to provide for a $25.0 million revolving credit facility. Borrowings under the line of credit accrue interest at CIBC’s reference rate plus 1.00% (9.50% as of March 31, 2024) and are secured by substantially all of our assets.
We incurred an immaterial amount of costs in connection with entering into the 2024 Amended Loan and Security Agreement. These debt issuance costs are reflected as a deferred asset within Other current assets on the Condensed Consolidated Balance Sheets and are being amortized to interest expense on a straight-line basis over the term of the agreement. As of March 31, 2024, the unamortized debt issuance costs included within Other current assets was $0.1 million.
The outstanding balance of the revolving line of credit was $15.0 million as of March 31, 2024. See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
Certain Covenants
We are subject to customary covenants under the 2024 Amended Loan and Security Agreement which, unless waived by CIBC, restrict our and our subsidiaries' ability to, among other things, incur additional indebtedness, create or incur liens, permit a change of control, merge or consolidate with other companies, sell or transfer assets, pay dividends or make distributions, make acquisitions, investments or loans, or payments and prepayments of subordinated indebtedness, subject to certain exceptions. We must also maintain certain financial covenants: a total liquidity ratio, as defined in the 2024 Amended Loan and Security Agreement, tested each quarter, of not less than 1.10 to 1.00 for the quarter ending March 31, 2024, not less than 1.20 to 1.00 from the quarter ending June 30, 2024 and each quarter thereafter, and a total EBITDA net leverage ratio, as defined in the 2024 Amended Loan and Security Agreement, tested each quarter, of not less than 2.50 to 1.00 from the quarter ended March 31, 2025 and each quarter thereafter.
If we fail to perform our obligations under these and other covenants, CIBC’s credit commitments could be terminated and any outstanding borrowings, together with accrued interest, under the credit or loan agreements could be declared immediately due and payable.

As of March 31, 2024, we were not in compliance with all debt covenants, specifically the covenant restricting the amount of repurchases of common stock. A waiver was obtained from CIBC for our non-compliance with this covenant. We do not believe non-compliance with this covenant had any material impact on us or our operations. We expect to be in compliance with all debt covenants pursuant to the 2024 Amended Loan and Security Agreement, or to have received a waiver for any non-compliance, by the end of the fiscal quarter ended June 30, 2024.
In May 2024, we entered into a First Amendment to the 2024 Amended Loan and Security Agreement, which amended the covenant restricting the amount of repurchases of common stock to allow for certain additional repurchase activity and provided a waiver for our non-compliance during prior periods with the previous version of such covenant.
Contractual Obligations and Commitments
As of March 31, 2024, there have been no material changes in our contractual obligations and commitments as disclosed in our 2023 Annual Report.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report.

Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk from the disclosure included under Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Annual Report.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
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

Part II - Other Information
Item 1. Legal Proceedings
On November 29, 2023, a putative securities class action (the “Putative Class Action”) was filed in the United States District Court for the District of Oregon captioned Wilhite v. Expensify, Inc., et al., Case No. 3:23-cv-01784-JR, naming us, two of our executive officers and two of our former directors as defendants (collectively, the "Defendants"). The lawsuit is purportedly brought on behalf of all those who purchase or acquired our stock pursuant or traceable to our initial public offering (“IPO”). The complaint alleges claims under Sections 11 and 15 of the Securities Act of 1933 based on allegedly false or misleading statements in the offering documents filed in connection with our IPO. The lawsuit seeks unspecified damages and other relief. On January 29, 2024, three shareholders moved to be appointed lead plaintiff in the Putative Class Action. The court appointed a lead plaintiff and lead counsel on March 11, 2024. Pursuant to the parties' stipulation, the lead plaintiff's amended complaint is due May 10, 2024. Defendants' motion to dismiss the amended complaint is due July 9, 2024. The lead plaintiff's opposition is due September 6, 2024, and Defendants' reply is due October 18, 2024. The court has not yet scheduled a hearing on Defendants' anticipated motion to dismiss. The Defendants intend to deny the allegations of wrongdoing and vigorously defend against the claims in the Putative Class Action.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Part I, Item IA. "Risk Factors" of our 2023 Annual Report. You should carefully read and consider the risks and uncertainties, together with all of the other information included in the 2023 Annual Report and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, and other documents that we file with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information regarding our purchases of shares of Class A common stock during the three months ended March 31, 2024.

	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program(1)
January 1 - 31, 2024	—	$—	—	$41,000,003
February 1 - 29, 2024	—	$—	—	$41,000,003
March 1 - 31, 2024	—	$—	—	$41,000,003
Three months ended March 31, 2024	—		—
(1)On May 12, 2022, we announced the approval of a share repurchase program with authorization to purchase up to $50.0 million of our Class A common stock at management’s discretion. The repurchase program does not have an expiration date, does not obligate us to repurchase any specific number of shares and may be modified, suspended or terminated at any time at our discretion. At March 31, 2024, we had approximately $41.0 million remaining under the share repurchase authorization, not including amounts used for net share settlement of vested equity incentive awards.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference

Exhibit No.	Name	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-41043	3.1	February 27, 2024

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-41043	3.2	November 15, 2021

10.1	Second Amended and Restated Loan and Security Agreement, dated as of February 21, 2024, by and among Expensify, Inc., the Lenders party thereto and Canadian Imperial Bank of Commerce	8-K	001-41043	10.1	February 22, 2024
10.2*	First Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of May 7, 2024, by and among Expensify, Inc., the Lenders party thereto and Canadian Imperial Bank of Commerce

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

EXPENSIFY, INC.

Date: May 9, 2024	By:	/s/ David Barrett
David Barrett
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Ryan Schaffer
Ryan Schaffer
Chief Financial Officer
(Principal Financial Officer)