Form 10-Q
period 2024-06-30
Expensify, Inc.
filed 2024-08-09
CIK 1476840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes ☐ No ☒
The registrant had outstanding 76,841,487 shares of Class A common stock, par value of $0.0001 per share, 4,209,827 shares of LT10 common stock, par value $0.0001 per share, and 7,498,076 shares of LT50 common stock, par value $0.0001 per share, as of August 7, 2024.

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
•general economic conditions in either domestic or international markets, and geopolitical uncertainty and instability, including as a result of the 2024 United States presidential election;
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements

1

Expensify, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	As of June 30,	As of December 31,
	2024	2023
Assets
Cash and cash equivalents	$53,234	$47,510
Accounts receivable, net	13,420	13,834
Settlement assets, net	48,301	39,261
Prepaid expenses	8,768	5,649
Other current assets	32,044	30,978
Total current assets	155,767	137,232
Capitalized software, net	16,006	12,494
Property and equipment, net	13,905	14,372
Lease right-of-use assets	5,783	6,435
Deferred tax assets, net	487	457
Other assets	924	5,794
Total assets	$192,872	$176,784
Liabilities and stockholders' equity
Accounts payable	$1,022	$1,425
Accrued expenses and other liabilities	7,853	9,390
Borrowings under line of credit	15,000	15,000
Current portion of long-term debt, net of original issue discount and debt issuance costs	7,592	7,655
Lease liabilities, current	461	432
Settlement liabilities	38,877	33,990
Total current liabilities	70,805	67,892
Lease liabilities, non-current	6,118	6,467
Other liabilities	1,949	1,681
Total liabilities	78,872	76,040
Commitments and contingencies (Note 4)
Stockholders' equity:
Preferred stock, par value $0.0001; 10,000,000 shares of preferred stock authorized as of June 30, 2024 and December 31, 2023; no shares of preferred stock issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.0001; 1,000,000,000 shares of Class A common stock authorized as of June 30, 2024 and December 31, 2023; 74,773,581 and 70,569,815 shares of Class A common stock issued and outstanding as of June 30, 2024 and December 31, 2023, respectively; 24,994,705 and 24,994,989 shares of LT10 common stock authorized as of June 30, 2024 and December 31, 2023, respectively; 5,923,033 and 7,333,619 shares of LT10 common stock issued and outstanding as of June 30, 2024 and December 31, 2023, respectively; 24,969,634 and 24,998,941 shares of LT50 common stock authorized as of June 30, 2024 and December 31, 2023, respectively; 7,498,076 and 7,321,894 shares of LT50 common stock issued and outstanding as of June 30, 2024 and December 31, 2023, respectively
	9	8
Additional paid-in capital	261,309	241,509
Accumulated deficit	(147,318)	(140,773)
Total stockholders' equity	114,000	100,744
Total liabilities and stockholders' equity	$192,872	$176,784

See accompanying notes to Condensed Consolidated Financial Statements.
2

Expensify, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$33,288	$38,884	$66,823	$78,985
Cost of revenue, net	14,363	16,925	28,947	32,700
Gross margin	18,925	21,959	37,876	46,285
Operating expenses:
Research and development	6,389	5,094	12,318	10,512
General and administrative	9,245	11,712	20,676	24,141
Sales and marketing	3,072	14,714	6,456	23,897
Total operating expenses	18,706	31,520	39,450	58,550
Income (loss) from operations	219	(9,561)	(1,574)	(12,265)
Interest and other expenses, net	(260)	(1,367)	(1,214)	(2,783)
Loss before income taxes	(41)	(10,928)	(2,788)	(15,048)
Provision for income taxes	(2,723)	(376)	(3,757)	(2,201)
Net loss	$(2,764)	$(11,304)	$(6,545)	$(17,249)
Net loss per share:
Basic and diluted	$(0.03)	$(0.14)	$(0.08)	$(0.21)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	86,593,955	82,011,477	85,867,683	81,890,624

See accompanying notes to Condensed Consolidated Financial Statements.
3

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Three months ended June 30, 2024
Balance at March 31, 2024	—	$—	86,484,507	$9	$251,055	$(144,554)	$106,510
Issuance of common stock on exercise of stock options	—	—	14,225	—	14	—	14
Vesting of early exercised stock options	—	—	—	—	106	—	106
Issuance of restricted stock units	—	—	8,971	—	17	—	17
Issuance of common stock under Matching Plan	—	—	1,422,832	—	1,090	—	1,090
Issuance of common stock in connection with restricted stock units vesting	—	—	264,155	—	—	—	—
Stock-based compensation	—	—	—	—	9,027	—	9,027
Net loss	—	—	—	—	—	(2,764)	(2,764)
Balance at June 30, 2024	—	$—	88,194,690	$9	$261,309	$(147,318)	$114,000

See accompanying notes to Condensed Consolidated Financial Statements.
4

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Three months ended June 30, 2023
Balance at March 31, 2023	—	$—	82,806,528	$7	$206,207	$(103,518)	$102,696
Issuance of common stock upon exercise of stock options	—	—	51,871	—	59	—	59
Vesting of early exercised stock options	—	—	—	—	186	—	186
Issuance of restricted stock units	—	—	3,760	—	30	—	30
Repurchases of early exercised stock options	—	—	(588)	—	(6)	—	(6)
Issuance of common stock under Matching Plan	—	—	278,425	—	977	—	977
Issuance of common stock in connection with restricted stock units vesting	—	—	261,840	—	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(120,852)	—	(858)	—	(858)
Repurchase and retirement of common stock	—	—	(504,493)	—	(1,256)	(1,744)	(3,000)
Stock-based compensation	—	—	—	—	11,083	—	11,083
Net loss	—	—	—	—	—	(11,304)	(11,304)
Balance at June 30, 2023	—	$—	82,776,491	$7	$216,422	$(116,566)	$99,863

See accompanying notes to Condensed Consolidated Financial Statements.
5

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Six months ended June 30, 2024
Balance at December 31, 2023	—	$—	85,225,328	$8	$241,509	$(140,773)	$100,744
Issuance of common stock on exercise of stock options	—	—	56,529	—	53	—	53
Vesting of early exercised stock options	—	—	—	—	243	—	243
Issuance of restricted stock units	—	—	16,259	—	35	—	35
Repurchases of early exercised stock options	—	—	(30,434)	—	—	—	—
Issuance of common stock under Matching Plan	—	—	2,452,976	1	2,003	—	2,004
Issuance of common stock in connection with restricted stock units vesting	—	—	474,032	—	—	—	—
Stock-based compensation	—	—	—	—	17,466	—	17,466
Net loss	—	—	—	—	—	(6,545)	(6,545)
Balance at June 30, 2024	—	$—	88,194,690	$9	$261,309	$(147,318)	$114,000

See accompanying notes to Condensed Consolidated Financial Statements.
6

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Six months ended June 30, 2023
Balance at December 31, 2022	—	$—	82,429,367	$7	$194,807	$(97,573)	$97,241
Issuance of common stock upon exercise of stock options	—	—	102,865	—	125	—	125
Vesting of early exercised stock options	—	—	—	—	402	—	402
Issuance of restricted stock units	—	—	5,308	—	61	—	61
Repurchase of early exercised stock options	—	—	(1,323)	—	(13)	—	(13)
Issuance of common stock under Matching Plan	—	—	441,842	—	2,076	—	2,076
Issuance of common stock in connection with restricted stock units vesting	—	—	507,153	—	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(204,228)	—	(1,524)	—	(1,524)
Repurchase and retirement of common stock	—	—	(504,493)	—	(1,256)	(1,744)	(3,000)
Stock-based compensation	—	—	—	—	21,744	—	21,744
Net loss	—	—	—	—	—	(17,249)	(17,249)
Balance at June 30, 2023	—	$—	82,776,491	$7	$216,422	$(116,566)	$99,863

See accompanying notes to Condensed Consolidated Financial Statements.
7

Expensify, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,545)	$(17,249)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,053	2,789
Reduction of operating lease right-of-use assets	273	334
Loss on impairment, receivables and sale or disposal of equipment	537	402
Stock-based compensation expense	15,905	20,345
Amortization of original issue discount and debt issuance costs	28	49
Deferred tax assets	(30)	(65)
Changes in assets and liabilities:
Accounts receivable, net	175	1,358
Settlement assets, net	(7,876)	(5,244)
Prepaid expenses	1,831	3,775
Other current assets	1,838	(952)
Other assets	(80)	(88)
Accounts payable	(425)	632
Accrued expenses and other liabilities	(1,105)	2,670
Operating lease liabilities	54	(294)
Settlement liabilities	4,887	(1,382)
Other liabilities	268	128
Net cash provided by operating activities	12,788	7,208
Cash flows from investing activities:
Purchases of property and equipment	—	(479)
Software development costs	(4,867)	(2,043)
Net cash used in investing activities	(4,867)	(2,522)
Cash flows from financing activities:
Principal payments of finance leases	(63)	(404)
Principal payments of outstanding debt	(75)	(8,300)
Payments for debt issuance costs	(71)	—
Repurchases of early exercised stock options	(32)	(13)
Proceeds from common stock purchased under Matching Plan	2,004	2,076
Proceeds from issuance of common stock on exercise of stock options	53	125
Payments for employee taxes withheld from stock-based awards	—	(1,524)
Repurchase and retirement of common stock	—	(3,000)
Net cash provided by (used in) financing activities	1,816	(11,040)
Net increase (decrease) in cash and cash equivalents and restricted cash	9,737	(6,354)
Cash and cash equivalents and restricted cash, beginning of period	96,658	147,710
Cash and cash equivalents and restricted cash, end of period	$106,395	$141,356
Supplemental disclosure of cash flow information:
Cash paid for interest	$903	$2,912
Cash paid for income taxes	$2,439	$2,251
Noncash investing and financing items:
Stock-based compensation capitalized as software development costs	$1,561	$1,399
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$290	$373
Right-of-use assets acquired through operating leases	$—	$6,402
Reconciliation of cash and cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$53,234	$97,795
Restricted cash included in other current assets	30,591	20,986
Restricted cash included in settlement assets, net	22,570	22,575
Total cash, cash equivalents and restricted cash	$106,395	$141,356

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
As of June 30, 2024, the Expensify Card consisted of two card programs operating concurrently. Under the original Expensify Card program launched in 2020 (the “Legacy Card Program”), Expensify has an agreement with the payment processor, Marqeta, Inc. ("Marqeta"), and relies on Marqeta to manage the relationship with the issuing bank, Sutton Bank, and the card network, Visa, in authorizing and settling transactions. In October 2023, Expensify augmented the Expensify Card program by entering into an agreement with a new issuing bank, The Bancorp Bank, N.A. ("Bancorp"), to issue Expensify Cards to customers and authorize and settle transactions on the Visa card network (the “Updated Card Program”). The Updated Card Program launched in February 2024 and all new Expensify Cards issued subsequent to the launch of the Updated Card Program operate under that program.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Expensify, its wholly-owned subsidiaries, and Expensify.org (collectively, the "Company") and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Annual Report").
All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position, results of operations, equity, and cash flows for the periods presented.
Results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other future annual or interim period.

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
Updates to Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 of the 2023 Annual Report. Since the date the 2023 Annual Report was filed with the SEC, there have been no material changes to the Company's significant accounting policies, including the adoption status of recent accounting pronouncements.
NOTE 2 - REVENUE AND CERTAIN STATEMENT OF OPERATIONS COMPONENTS
The table below provides the Company's total revenue by geographic region based on the currency of the subscription (in thousands). No other individual country outside of the United States accounted for more than 10% of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$30,179	$35,487	$60,692	$72,122
All other locations	3,109	3,397	6,131	6,863
Total revenue	$33,288	$38,884	$66,823	$78,985

No individual customer represented more than 10% of the Company’s total revenue during the three and six months ended June 30, 2024 and 2023.
Cashback Rewards
The Company offers a cashback rewards program to all Expensify Card customers based on volume of Expensify Card transactions and Software as a Service ("SaaS") subscription tier. Cashback rewards are earned on a monthly basis and are applied against outstanding customer receivables or paid out the following month. The Company considers the cashback payments to customers as consideration payable to a customer and it is recorded as a reduction to Revenue within the Condensed Consolidated Statements of Operations. Cashback rewards were $2.0 million and $1.8 million for the three months ended June 30, 2024 and 2023, respectively. Cashback rewards were $4.0 million and $3.0 million for the six months ended June 30, 2024 and 2023, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Interchange
The Company generates revenue from the authorization and settlement of Expensify Card transactions under the Updated Card Program. The Company is contractually entitled to all interchange generated on Expensify Card transactions based on its agreement with the issuing bank. Under the Updated Card Program, the Company is the principal in the transaction (i.e. the Company controls the services) and recognizes interchange as revenue on a gross basis within Revenue on the accompanying Condensed Consolidated Statements of Operations. Interchange revenue was $0.5 million for both the three and six months ended June 30, 2024.
Consideration From a Vendor, Net
The Company receives consideration from a vendor for monetizing Expensify Card activities under the Legacy Card Program. This consideration, net of credit card processing fees paid to the vendor, is included as a reduction to Cost of revenue, net within the Condensed Consolidated Statements of Operations. Consideration from a vendor, net was $3.1 million and $2.4 million for the three months ended June 30, 2024 and 2023, respectively. Consideration from a vendor, net was $6.3 million and $4.5 million for the six months ended June 30, 2024 and 2023, respectively.
NOTE 3 - CERTAIN BALANCE SHEET COMPONENTS
Other Current Assets
Other current assets consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Expensify Card posted collateral for funds held for customers	$17,728	$16,561
Cash in transit for funds held for customers	6,506	5,107
Expensify.org restricted cash	5,933	5,881
Income tax receivable	1,051	2,993
Other restricted cash	381	80
Deferred contract acquisition costs	219	129
Expensify Payments LLC restricted cash	43	113
Other	183	114
Other current assets	$32,044	$30,978

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Capitalized Software, Net
Capitalized software, net consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Capitalized software development costs	$28,697	$22,683
Less: accumulated amortization	(12,691)	(10,189)
Capitalized software, net	$16,006	$12,494

Amortization expense related to capitalized software development costs is recorded in Cost of revenue, net on the Condensed Consolidated Statements of Operations. Amortization expense was $1.4 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively. Amortization expense was $2.5 million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Computers and equipment	$170	$170
Furniture and fixtures	1,930	1,930
Leasehold improvements	7,937	7,937
Commercial building	6,493	6,493
Land	4,151	4,151
Construction in progress	2,570	2,570
Total property and equipment	23,251	23,251
Less: accumulated depreciation	(9,346)	(8,879)
Property and equipment, net	$13,905	$14,372

Depreciation expense related to property and equipment is recorded in General and administrative, Sales and marketing, and Interest and other expenses, net on the Condensed Consolidated Statements of Operations. Depreciation expense related to property and equipment was $0.2 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense related to property and equipment was $0.5 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Professional fees	$1,969	$1,311
Sales, payroll and other taxes payable	1,649	3,389
Cashback rewards	1,333	915
Partner payouts and advertising fees	1,032	1,486
Interest payable	354	359
Restricted common stock liability for early stock option exercises	296	562
Accrued expense reports	191	159
Matching Plan payroll liability	179	198
Credit card processing fees	66	76
Hosting and license fees	48	134
Commissions payable	38	140
Other	698	661
Accrued expenses and other liabilities	$7,853	$9,390

NOTE 4 - COMMITMENTS AND CONTINGENCIES
Finance and Operating Lease Arrangements
The Company did not enter into any new lease agreements during the six months ended June 30, 2024. The components of lease cost reflected in the Condensed Consolidated Statements of Operations for all leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Finance lease cost:
Amortization of ROU assets	$34	$197	$68	$395
Interest on lease liabilities	6	1	13	4
Total finance lease cost	40	198	81	399
Operating lease cost	266	244	535	430
Total lease cost	$306	$442	$616	$829

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Other information related to leases was as follows (in thousands, except as noted within):

	As of June 30,	As of December 31,
	2024	2023
Finance lease ROU assets (included within Lease right-of-use assets)	$295	$364
Operating lease ROU assets (included within Lease right-of-use assets)	$5,488	$6,071
Weighted average remaining lease term (in years):
Finance leases	2.17	2.67
Operating leases	8.73	9.18
Weighted average discount rate:
Finance leases	8.10%	8.10%
Operating leases	8.30%	8.30%

Supplemental cash flow information related to leases was as follows (in thousands):

	Six months ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(208)	$(322)
Operating cash flows from finance leases	$(13)	$(4)
Financing cash flows from finance leases	$(63)	$(404)

Maturities of lease liabilities as of June 30, 2024 were as follows (in thousands):

For the year ending:	Finance leases	Operating leases
Remainder of 2024	$77	$307
2025	153	1,079
2026	102	1,018
2027	—	1,033
2028	—	1,063
Thereafter	—	4,499
Total future lease payments	332	8,999
Less: imputed interest	(27)	(2,725)
Less: Lease liabilities, current	(134)	(327)
Lease liabilities, non-current	$171	$5,947

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Amortizing Term Mortgage
In August 2019, the Company entered into an $8.3 million amortizing term mortgage agreement with Canadian Imperial Bank of Commerce ("CIBC") for the Company's commercial building located in Portland, Oregon. The agreement requires principal and interest payments to be made each month over a five-year period. Interest accrues at a fixed rate of 5.00% per year until August 2024, at which point the remaining outstanding principal balance on the amortizing term mortgage is due in full. The borrowings are secured by the building. The outstanding balance of the amortizing term mortgage was $7.6 million and $7.7 million as of June 30, 2024 and December 31, 2023, respectively.
Loan and Security Agreement
In September 2021, the Company amended and restated its loan and security agreement with CIBC (the "2021 Amended Loan and Security Agreement") which consisted of a $45.0 million initial term loan, the option to enter into an additional $30.0 million delayed term loan that expired in March 2023, and a monthly revolving line of credit of $25.0 million. Under the 2021 Amended Loan and Security Agreement, the initial term loan of $45.0 million was payable over a 60-month period with principal and accrued interest payments due each quarter, commencing on September 30, 2021. The 2021 Amended Loan and Security Agreement amortized in equal quarterly installments of $0.1 million through September 30, 2024, $0.2 million beginning October 1, 2024 and $0.6 million beginning October 1, 2025, with any remaining principal balance due and payable on maturity in September 2026. The amounts borrowed accrued interest at the bank’s reference rate plus 2.25% beginning on September 30, 2021 and continued on a quarterly basis through maturity of the term loan. The borrowings were secured by substantially all the Company’s assets. The then outstanding balance of $36.0 million and $0.1 million of accrued interest on the term loan were repaid in full on October 12, 2023.
In February 2024, the Company entered into a Second Amended and Restated Loan and Security Agreement (as amended by the First Amendment described below, and as may be further amended from time to time, the "2024 Amended Loan and Security Agreement") with CIBC. The 2024 Amended Loan and Security Agreement amends and restates the 2021 Amended Loan and Security Agreement, to extend the maturity date of the revolving line of credit from September 2024 to September 2025, remove certain provisions related to the term loan that was repaid in full in October 2023 and make certain changes to the positive and negative covenants intended to better align with the operations of the Company. The 2024 Amended Loan and Security Agreement continues to provide for a $25.0 million revolving credit facility. Borrowings under the revolving line of credit accrue interest at CIBC’s reference rate plus 1.00% (9.50% as of June 30, 2024) and are secured by substantially all of the Company's assets. In May 2024, the Company entered into a First Amendment to the 2024 Amended Loan and Security Agreement, which amended the covenant restricting the amount of repurchases of common stock to allow for certain additional repurchase activity and provided a waiver for the Company's non-compliance during prior periods with the previous version of such covenant.
The Company incurred an immaterial amount of costs in connection with entering into the 2024 Amended Loan and Security Agreement. These debt issuance costs are reflected as a deferred asset within Other current assets on the Condensed Consolidated Balance Sheets and are being amortized to interest expense on a straight-line basis over the term of the agreement. As of June 30, 2024, the unamortized debt issuance costs included within Other current assets was $0.1 million.
On April 24, 2024, the Company entered into an irrevocable standby letter of credit (the "Letter of Credit") issued under the 2024 Amended Loan and Security Agreement to reduce cash collateral requirements in connection with the Updated Card Program. The Letter of Credit was issued in the amount of $1.0 million for the benefit of Bancorp and expires on March 20, 2025. No amounts have been drawn on the Letter of Credit as of June 30, 2024.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

As of June 30, 2024 and December 31, 2023, there were $15.0 million of borrowings under the revolving line of credit. As of June 30, 2024, there was $9.0 million of capacity available for additional borrowings.
Future aggregate annual principal payments on long-term debt as of June 30, 2024 is expected to be as follows (in thousands):

For the year ending:
Remainder of 2024	$7,596
2025	—
2026	—
2027	—
2028	—
Thereafter	—
Total principal payments	7,596
Less: unamortized original issue discount and debt issuance costs	(4)
Less: Current portion of long-term debt, net of unamortized original issue discount and debt issuance costs	(7,592)
Long-term debt, net of unamortized original issue discount and debt issuance costs	$—

Additionally, $15.0 million of outstanding borrowings under the revolving line of credit are due in September 2025 upon maturity of the facility.
As of June 30, 2024, the Company was in compliance with all debt covenants.
Defined Contribution Plans
The Company sponsors a U.S. 401(k) defined contribution plan for all eligible employees who elect to participate. The Company is permitted to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. Effective January 1, 2018, the Company matches up to 4.50% of each participant’s eligible compensation. No discretionary profit-sharing contributions were made during the three and six months ended June 30, 2024 and 2023. The Company’s 401(k) matching contributions were $0.2 million for both the three months ended June 30, 2024 and 2023. The Company’s 401(k) matching contributions were $0.4 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively.
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
As of June 30, 2024, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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
2021 Incentive Plans
In November 2021, the Board of Directors adopted, and its stockholders approved, the 2021 Incentive Plans, which both became effective immediately before the effectiveness of the IPO Registration Statement and use a combined share reserve. Under the 2021 Incentive Plans, 11,676,932 shares of Class A common stock were initially reserved for issuance pursuant to a variety of stock-based awards, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs"), and other forms of equity and cash compensation under the 2021 Plan and purchase rights and matching awards under the Matching Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Plans will be increased upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A or LT50 common stock underlying outstanding stock-based awards granted under the 2019 Stock Plan. The number of shares of Class A common stock reserved for issuance under the 2021 Incentive Plans as of June 30, 2024 and December 31, 2023 was 27,396,255 shares and 22,282,735 shares, respectively. The number of shares will automatically increase each subsequent January 1 through January 1, 2031, by the lesser of (A) 6% of the aggregate number of shares of all classes of common stock outstanding on the immediately preceding calendar year end, or (B) such lesser number of shares as determined by the Company’s Board of Directors or compensation committee; provided, however, that no more than 87,576,990 shares of Class A common stock may be issued upon the exercise of incentive stock options.

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
Service Providers who participated in the Matching Plan for the offering period ended June 14, 2024 purchased a total of 808,836 Class A common shares, based on a purchase price of $1.35, resulting in gross cash proceeds to the Company of $1.1 million.
Service Providers who participated in the Matching Plan for the offering period ended June 14, 2023 purchased a total of 140,158 Class A common shares, based on a purchase price of $6.97, resulting in gross cash proceeds to the Company of $1.0 million.
For the offering period ended June 14, 2024, the Company elected to match each share of Class A common stock purchased or issued under the Matching Plan with 1/20 of a share of Class A common stock. The Company granted a total of 157,138 shares of Class A common stock as a matching contribution under the Matching Plan with no shares withheld for taxes, during the three months ended June 30, 2024. The Company granted a total of 267,222 shares of Class A common stock as a matching contribution under the Matching Plan with no shares withheld for taxes, during the six months ended June 30, 2024.
For the offering period ended June 14, 2023, the Company elected to match each share of Class A common stock purchased or issued under the Matching Plan with 1/20 of a share of Class A common stock. The Company granted a total of 20,748 shares of Class A common stock as a matching contribution under the Matching Plan, net of a total of 6,817 shares withheld for taxes, during the three months ended June 30, 2023. The Company granted a total of 36,846 shares of Class A common stock as a matching contribution under the Matching Plan, net of a total of 6,817 shares withheld for taxes, during the six months ended June 30, 2023.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The fair value of awards granted as a result of the Company match under the Matching Plan was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Fair value of common stock per share	$1.40	$7.15	$1.66	$7.31
Expected dividend yield (1)	—%	—%	—%	—%
Risk-free interest rate (2)	5.5%	5.3%	5.5%	5.1%
Expected volatility (3)	65.7%	70.8%	76.3%	66.3%
Expected life (in years) (4)	0.25	0.25	0.25	0.25

(1)The Company has no history or expectation of paying cash dividends on its common stock.
(2)The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)The Company estimates volatility of its common stock at the date of the grant based on the expected weighted average volatility of its Class A common stock.
(4)The expected life of awards granted as a Company match within the Matching Plan represents the duration of each offering period under the terms of the Matching Plan.
The Company has made discretionary contributions under the Matching Plan to eligible Service Providers. The Company granted a total of 456,858 shares of Class A common stock as discretionary contributions under the Matching Plan with no shares withheld for taxes, during the three months ended June 30, 2024. The Company granted a total of 935,377 shares of Class A common stock as discretionary contributions under the Matching Plan with no shares withheld for taxes, during the six months ended June 30, 2024.
The Company granted a total of 75,311 shares of Class A common stock as discretionary contributions under the Matching Plan, net of a total of 35,391 shares withheld for taxes, during the three and six months ended June 30, 2023.
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
Pursuant to the Company's Non-Employee Director Compensation Program, which was adopted under the 2021 Incentive Plans, the Company granted 230,064 Class A common stock RSUs for the six months ended June 30, 2024. A total of 60,363 Class A common RSUs vested during the six months ended June 30, 2024 related to previously-granted RSU awards as the quarterly service conditions were satisfied.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

During the six months ended June 30, 2024, RSU activity for Service Providers and non-employee directors was as follows:

	Class A Common Stock	LT50 Common Stock	Weighted average grant date fair value per share
Outstanding at December 31, 2023	2,742,273	2,646,332	$32.59
RSUs granted	230,064	—	$1.40
RSUs vested	(268,543)	(205,489)	$29.58
RSUs cancelled/forfeited/expired	(280,230)	(280,230)	$37.79
Outstanding at June 30, 2024	2,423,564	2,160,613	$30.70

As of June 30, 2024, there was $119.2 million of unamortized stock-based compensation cost related to unvested RSUs, which is expected to be recognized over the remaining weighted average life of 4.91 years. As of December 31, 2023, there was $153.4 million of unamortized stock-based compensation cost related to unvested RSUs, which was expected to be recognized over the remaining weighted average life of 5.37 years.
Stock Options
The Stock Plans and the 2021 Plan provide for the grant of incentive and nonstatutory stock options to Service Providers. Under the Stock Plans and the 2021 Plan, the exercise price of incentive stock options must be equal to at least 110% of the fair market value of the common stock on the grant date for a “ten-percent holder” or 100% of the fair market value of the common stock on the grant date for any other participant. The exercise price of nonstatutory options granted must be equal to at least 100% of the fair market value of the Company’s common stock on the date of grant.
The Company has only granted options under the Stock Plans. Options typically vest over four years and are exercisable at any time after the grant date, provided that Service Providers exercising unvested options receive restricted common stock that is subject to repurchase at the original exercise price upon termination of service. The repurchase right lapses in accordance with the vesting schedule of the exercised option. Early exercises of options prior to vesting are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises of unvested options are recorded as a liability. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. There was an immaterial amount of exercised restricted common stock repurchased during the six months ended June 30, 2024 and 2023.
As of June 30, 2024 and December 31, 2023, there were 222,450 and 393,251 shares subject to repurchase, respectively, related to unvested stock options that had been early exercised. As of June 30, 2024 and December 31, 2023, the Company recorded a liability related to shares subject to repurchase of $0.3 million and $0.6 million, respectively, which is included within Accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets. These amounts are reclassified to Common stock and Additional paid-in capital as the underlying shares vest.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
A summary of the Company's stock option activity was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Outstanding at December 31, 2023	5,902,591	$1.68	4.03
Options exercised	(56,529)	$0.94
Options cancelled/forfeited/expired	(112,314)	$2.89
Outstanding at June 30, 2024	5,733,748	$1.64	3.46
Exercisable at June 30, 2024	5,697,308	$1.62	3.45

The total pretax intrinsic value of options outstanding at June 30, 2024 and December 31, 2023 was $3.8 million and $8.9 million, respectively. The total pretax intrinsic value of options exercisable at June 30, 2024 was $3.8 million. The intrinsic value is the difference between the estimated fair market value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options.
As of June 30, 2024, there was $2.4 million of unrecognized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 0.51 years. As of December 31, 2023, there was $4.1 million of unrecognized stock-based compensation cost related to unvested stock options, which was expected to be recognized over a weighted average period of 0.75 years.
Cash received from option exercises and purchases of shares under the Stock Plans for both the six months ended June 30, 2024 and 2023 was $0.1 million.
Stock-Based Compensation
The following table summarizes the stock-based compensation recognized for options granted under the 2009 Stock Plan, options and RSUs granted under the 2019 Stock Plan, RSUs granted under the 2021 Plan and matching and discretionary shares issued under the Matching Plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Matching Plan shares	$1,141	$1,072	$2,570	$1,321
Restricted stock units	7,029	9,137	13,290	18,649
Stock options	857	874	1,606	1,774
Total stock-based compensation	9,027	11,083	17,466	21,744
Less: stock-based compensation capitalized as software development costs	(646)	(742)	(1,561)	(1,399)
Total stock-based compensation expense	$8,381	$10,341	$15,905	$20,345

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Stock-based compensation expense is allocated based on the cost center to which the award holder spent time during the reported periods. Stock-based compensation expense is included in the following components of expenses on the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue, net	$2,886	$3,600	$5,818	$6,906
Research and development	3,144	2,455	5,894	4,661
General and administrative	1,703	2,376	3,405	5,020
Sales and marketing	648	1,910	788	3,758
Total stock-based compensation expense	$8,381	$10,341	$15,905	$20,345

NOTE 6 - INCOME TAXES
For the three and six months ended June 30, 2024, the Company prepared its interim tax provision by applying a year-to-date effective tax rate, which the Company believes results in the best estimate of the annual effective tax rate.
The Company recorded a provision for income taxes of $2.7 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, which resulted in effective tax rates of (6,641.5)% and (3.4)%, respectively.
The Company recorded a provision for income taxes of $3.8 million and $2.2 million for the six months ended June 30, 2024 and 2023, respectively, which resulted in effective tax rates of (134.8)% and (14.6)%, respectively.
The principal reasons for the difference between the statutory rate and the effective rate for 2024 were primarily due to non-deductible stock-based compensation and the change in valuation allowance. The principal reasons for the difference between the statutory rate and the effective rate for 2023 were primarily due to non-deductible stock-based compensation, Section 162(m) of the Internal Revenue Code ("IRC") compensation limitations, and the change in valuation allowance.
The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. As of June 30, 2024 and December 31, 2023, the Company recorded an uncertain tax position liability of $1.8 million and $1.5 million, respectively, within Other liabilities on the Condensed Consolidated Balance Sheets. This liability includes $0.2 million and an immaterial amount of interest and penalties as of June 30, 2024 and December 31, 2023, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 - NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net loss, basic and diluted	$(2,764)	$(11,304)	$(6,545)	$(17,249)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	86,593,955	82,011,477	85,867,683	81,890,624
Net loss per share, basic and diluted	$(0.03)	$(0.14)	$(0.08)	$(0.21)

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
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average stock options	1,197,970	4,061,602	1,283,359	4,213,114
Matching shares	—	247	—	352
Total	1,197,970	4,061,849	1,283,359	4,213,466

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
During the three and six months ended June 30, 2024, the Company did not repurchase any shares of Class A common stock under the 2022 Share Repurchase Program. During the three and six months ended June 30, 2023, the Company repurchased 504,493 shares of Class A common stock under the 2022 Share Repurchase Program, at a total cost to the Company of $3.0 million.
NOTE 9 - RELATED PARTY TRANSACTIONS
During the six months ended June 30, 2024 and 2023, Expensify, Inc. made no contributions and contributed $0.2 million, respectively, to Expensify.org, a nonprofit benefit organization established by the Company. There were no commitments from Expensify, Inc. that remained open for contribution as of June 30, 2024 and December 31, 2023.
There are no other significant related party transactions for the Company as of June 30, 2024, except as noted elsewhere in these condensed consolidated financial statements.

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
OVERVIEW
Expensify is a cloud-based expense management software platform that helps the smallest to the largest businesses simplify the way they manage money. Every day, people from all walks of life in organizations around the world use Expensify to scan and reimburse receipts from flights, hotels, coffee shops, office supplies and ride shares. Since our founding in 2008, we have added over 15 million members to our community and processed and automated 1.7 billion expense transactions on our platform as of June 30, 2024, freeing people to spend less time managing expenses and more time doing the things they love. For the quarter ended June 30, 2024, an average of 684,000 paid members across an average of 44,000 companies and over 200 countries and territories used Expensify to make money easy.
RECENT DEVELOPMENTS
Since 2020, when we launched the Expensify Card, it has operated under one card program (the “Legacy Card Program”). In February 2024, we launched a new card program (the "Updated Card Program"). The Legacy Card Program operates under an agreement with the payment processor, Marqeta, Inc. ("Marqeta"), and relies on Marqeta to manage the relationship with the issuing bank, Sutton Bank, and the card network, Visa, in authorizing and settling transactions. The Updated Card Program operates under an agreement with a new issuing bank, The Bancorp Bank, N.A. ("Bancorp"), to issue Expensify Cards to customers and authorize and settle transactions on the Visa card network.
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
We offer a cashback rewards program to all customers based on volume of Expensify Card transactions and Software as a Service ("SaaS") subscription tier. Cashback rewards are earned on a monthly basis and are applied against outstanding customer receivables or are paid out the following month. We consider our cashback rewards as consideration payable to a customer, and they are recorded as contra revenue within Revenue on the Condensed Consolidated Statements of Operations. Cashback rewards applied against outstanding customer receivables are reflected as a reduction to Accounts receivable, net on the Condensed Consolidated Balance Sheets. Cashback rewards liability is recorded within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. The cashback rewards fluctuate over time as customers meet eligibility requirements in conjunction with the applicable SaaS subscription tier of each customer and the timing of payments made to customers.
As of June 30, 2024, the Expensify Card consisted of two card programs operating concurrently: the Legacy Card Program and the Updated Card Program. All new Expensify Cards issued subsequent to the launch of the Updated Card Program operate under that program.
Under the Updated Card Program, we generate revenue from the authorization and settlement of Expensify Card transactions and are contractually entitled to all interchange generated on Expensify Card transactions based on our agreement with the issuing bank. Under the Updated Card Program, we are the principal in the transaction (i.e. we control the services) and recognize interchange as revenue on a gross basis within Revenue on the accompanying Condensed Consolidated Statements of Operations. Interchange revenue was $0.5 million for both the three and six months ended June 30, 2024.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Expensify interchange amount	$3,542	$2,657	$7,056	$4,918
Vendor fees	(401)	(254)	(728)	(443)
Consideration from a vendor, net	$3,141	$2,403	$6,328	$4,475

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
The following table sets forth our results of operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages, share and per share data)
Revenue	$33,288	$38,884	$66,823	$78,985
Cost of revenue, net(1)	14,363	16,925	28,947	32,700
Gross margin	18,925	21,959	37,876	46,285
Operating expenses:
Research and development(1)	6,389	5,094	12,318	10,512
General and administrative(1)	9,245	11,712	20,676	24,141
Sales and marketing(1)	3,072	14,714	6,456	23,897
Total operating expenses	18,706	31,520	39,450	58,550
Income (loss) from operations	219	(9,561)	(1,574)	(12,265)
Interest and other expenses, net	(260)	(1,367)	(1,214)	(2,783)
Loss before income taxes	(41)	(10,928)	(2,788)	(15,048)
Provision for income taxes	(2,723)	(376)	(3,757)	(2,201)
Net loss	$(2,764)	$(11,304)	$(6,545)	$(17,249)
Net loss per share:
Basic and diluted	$(0.03)	$(0.14)	$(0.08)	$(0.21)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	86,593,955	82,011,477	85,867,683	81,890,624
Net loss margin	(8)%	(29)%	(10)%	(22)%

(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue, net	$2,886	$3,600	$5,818	$6,906
Research and development	3,144	2,455	5,894	4,661
General and administrative	1,703	2,376	3,405	5,020
Sales and marketing	648	1,910	788	3,758
Stock-based compensation expense	$8,381	$10,341	$15,905	$20,345

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023
Revenue

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Revenue	$33,288	$38,884	$(5,596)	(14)%

Revenue decreased by $5.6 million, or 14%, for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to (i) a decrease in billable activity across our user base, including a decrease in pay-per-use billable activity which has a higher average fee per member than our annual members, and (ii) an increase in contra revenue related to cashback payments driven by the increased adoption and spend captured from members using the Expensify Card. These decreases were partially offset by an increase in interchange revenue under the Updated Card Program.
Cost of Revenue, Net and Gross Margin

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Cost of revenue, net	$14,363	$16,925	$(2,562)	(15)%
Gross margin	$18,925	$21,959	$(3,034)	(14)%
Gross margin %	57%	56%

Cost of revenue, net decreased by $2.6 million, or 15%, for the three months ended June 30, 2024 compared to the same period in 2023. Cost of revenue, net decreased primarily due to (i) decreased outsourcing activities related to maintaining our platform, and (ii) a decrease in allocated employee and employee related expenses resulting from lower stock-based compensation. Further, there was an increase in Consideration from a vendor, net, driven primarily by a higher number of members using the Expensify Card under the Legacy Card Program and the increased spend captured from such members, which reduced Cost of revenue, net by $3.1 million and $2.4 million for the three months ended June 30, 2024 and 2023, respectively.
Gross margin increased to 57% for the three months ended June 30, 2024 compared to 56% in the same period in 2023 due to the factors described in the preceding paragraphs for Revenue and Cost of revenue, net.
OPERATING EXPENSES
Research and Development

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Research and development	$6,389	$5,094	$1,295	25%

Research and development expenses increased by $1.3 million, or 25%, for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to an increase in employee time spent on project initiatives and new product features, partially offset by lower stock-based compensation expense.

General and Administrative

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
General and administrative	$9,245	$11,712	$(2,467)	(21)%

General and administrative expenses decreased by $2.5 million, or 21%, for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to a decrease in allocated employee and employee related expenses resulting from a decrease in employee time devoted to administrative functions related to maintenance activities in regards to compliance with Section 404 of the Sarbanes-Oxley Act and other public company requirements and lower stock-based compensation expense.
Sales and Marketing

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Sales and marketing	$3,072	$14,714	$(11,642)	(79)%

Sales and marketing expenses decreased by $11.6 million, or 79%, for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to (i) a decrease in marketing event spend, (ii) a decrease in outsourcing activities related to sales and product demos, (iii) a decrease in allocated employee and employee related expenses resulting from a decrease in employee time devoted to sales and marketing activities and lower stock-based compensation expense, and (iv) a decrease in advertising spend.
Interest and Other Expenses, Net

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Interest and other expenses, net	$(260)	$(1,367)	$1,107	(81)%

Interest and other expenses, net decreased by $1.1 million, or 81%, for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to a decrease in interest expense incurred due to the repayment of the term loan component of the 2021 Amended Loan and Security Agreement (as defined below) on October 12, 2023.

Provision for Income Taxes

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$(2,723)	$(376)	$(2,347)	624%

We recorded a provision from income taxes of $2.7 million during the three months ended June 30, 2024 compared to a provision for income taxes of $0.4 million for the same period in 2023.
During the three months ended June 30, 2024 and 2023, our effective income tax rate was (6,641.5)% and (3.4)%, respectively. The effective income tax rate differs from the statutory rate in 2024 and 2023 primarily due to non-deductible stock-based compensation, Section 162(m) of the Internal Revenue Code ("IRC") compensation limitations, and the change in valuation allowance.
COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2024 and 2023

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Revenue	$66,823	$78,985	$(12,162)	(15)%

Revenue decreased by $12.2 million, or 15%, for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to (i) a decrease in billable activity across our user base, including a decrease in pay-per-use billable activity which has a higher average fee per member than our annual members, and (ii) an increase in contra revenue related to cashback payments driven by the increased adoption and spend captured from members using the Expensify Card. These decreases were partially offset by an increase in interchange revenue under the Updated Card Program.
Cost of Revenue, Net and Gross Margin

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Cost of revenue, net	$28,947	$32,700	$(3,753)	(11)%
Gross margin	$37,876	$46,285	$(8,409)	(18)%
Gross margin %	57%	59%

Cost of revenue, net decreased by $3.8 million, or 11%, for the six months ended June 30, 2024 compared to the same period in 2023. Cost of revenue, net decreased primarily due to (i) a decrease in allocated employee and employee related expenses resulting from lower base stock-based compensation, and (ii) an increase in Consideration from a vendor, net, driven primarily by a higher number of members using the Expensify Card under the Legacy Card Program and the increase in spend captured from such members, which reduced Cost of revenue, net by $6.3 million and $4.5 million for the six months ended June 30, 2024 and 2023, respectively.
Gross margin decreased to 57% for the six months ended June 30, 2024 compared to 59% in the same period in 2023 due to the factors described in the preceding paragraphs for Revenue and Cost of Revenue, net.

Research and Development

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Research and development	$12,318	$10,512	$1,806	17%

Research and development expenses increased by $1.8 million, or 17%, for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to an increase in employee time spent on project initiatives and new product features, partially offset by lower stock-based compensation expense.
General and Administrative

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
General and administrative	$20,676	$24,141	$(3,465)	(14)%

General and administrative expenses decreased by $3.5 million, or 14%, for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to a decrease in allocated employee and employee related expenses resulting from a decrease in employee time devoted to administrative functions related to maintenance activities in regards to compliance with Section 404 of the Sarbanes-Oxley Act and other public company requirements and lower stock-based compensation expense.
Sales and Marketing

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Sales and marketing	$6,456	$23,897	$(17,441)	(73)%

Sales and marketing expenses decreased by $17.4 million, or 73%, for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to (i) a decrease in marketing event spend, (ii) a decrease in outsourcing activities related to sales and product demos, (iii) a decrease in allocated employee and employee related expenses resulting from a decrease in employee time devoted to sales and marketing activities and lower stock-based compensation expense, and (iv) a decrease in advertising spend.
Interest and Other Expenses, Net

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Interest and other expenses, net	$(1,214)	$(2,783)	$1,569	(56)%

Interest and other expenses, net decreased by $1.6 million, or 56%, for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to a decrease in interest expense incurred due to the repayment of the term loan component of the 2021 Amended Loan and Security Agreement (as defined below) on October 12, 2023.

Provision for Income Taxes

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$(3,757)	$(2,201)	$(1,556)	71%

We recorded a provision for income taxes of $3.8 million during the six months ended June 30, 2024 compared to a provision for income taxes of $2.2 million for the same period in 2023.
Our effective income tax rate was (134.8)% and (14.6)% during the six months ended June 30, 2024 and 2023, respectively. The effective income tax rate differs from the statutory rate in 2024 primarily due to non-deductible stock-based compensation and the change in valuation allowance. The effective income tax rate differs from the statutory rate in 2023 primarily due to non-deductible stock-based compensation, Section 162(m) of the IRC compensation limitations, and the change in valuation allowance.
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
The following table sets forth the average number of paid members for each of the periods presented (in thousands):

Three Months Ended	Paid members
June 30, 2024	684
June 30, 2023	742

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Adjusted EBITDA	$10,190	$2,156	$17,304	$10,869
Adjusted EBITDA margin	31%	6%	26%	14%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Non-GAAP net income (loss)	$5,617	$(963)	$9,360	$3,096
Non-GAAP net income (loss) margin	17%	(2)%	14%	4%

Reconciliations of Non-GAAP Financial Measures
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Net loss	$(2,764)	$(11,304)	$(6,545)	$(17,249)
Net loss margin	(8)%	(29)%	(10)%	(22)%
Add:
Provision for income taxes	2,723	376	3,757	2,201
Interest and other expenses, net	260	1,367	1,214	2,783
Depreciation and amortization	1,590	1,376	2,973	2,789
Stock-based compensation expense	8,381	10,341	15,905	20,345
Adjusted EBITDA	$10,190	$2,156	$17,304	$10,869
Adjusted EBITDA margin	31%	6%	26%	14%

Non-GAAP Net Income and Non-GAAP Net Income Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Net loss	$(2,764)	$(11,304)	$(6,545)	$(17,249)
Net loss margin	(8)%	(29)%	(10)%	(22)%
Add:
Stock-based compensation expense	8,381	10,341	15,905	20,345
Non-GAAP net income (loss)	$5,617	$(963)	$9,360	$3,096
Non-GAAP net income (loss) margin	17%	(2)%	14%	4%

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through our cash flow from operations, sales of our equity securities and borrowings under our credit facilities. In November 2021, upon completion of our IPO, we received aggregate net proceeds of approximately $57.5 million after deducting underwriting discounts and commissions of approximately $4.9 million and offering costs of approximately $8.0 million. As of June 30, 2024, we had $53.2 million in cash and cash equivalents and $22.6 million in outstanding indebtedness.
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

CASH FLOWS
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$12,788	$7,208
Net cash used in investing activities	(4,867)	(2,522)
Net cash provided by (used in) financing activities	1,816	(11,040)
Net increase (decrease) in cash and cash equivalents and restricted cash	$9,737	$(6,354)

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities was $12.8 million for the six months ended June 30, 2024 compared to $7.2 million for the same period in 2023. The increase was primarily due to a decrease in marketing event and advertising spend, decreased outsourcing activities related to sales and product demos offset by a decrease in revenue.
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities was $4.9 million for the six months ended June 30, 2024, primarily consisting of software development costs.
Net cash used in investing activities increased for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to an increase in employee and external contributor software development costs.
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities was $1.8 million for the six months ended June 30, 2024, primarily consisting of proceeds from common stock purchased under the Company's 2021 Stock Purchase and Matching Plan ("Matching Plan").
During the six months ended June 30, 2023, net cash used in financing activities primarily consisted of principal payments on the term loan, the repurchase and retirement of common stock, and payments for employees taxes withheld from stock-based awards, which were partially offset by proceeds from common stock purchased under the Matching Plan.
CREDIT FACILITIES
Amortizing Term Mortgage
In August 2019, the Company entered into an $8.3 million amortizing term mortgage agreement with Canadian Imperial Bank of Commerce ("CIBC") for the Company's commercial building located in Portland, Oregon. The agreement requires principal and interest payments due each month over a five-year period. Interest accrues at a fixed rate of 5.00% per year until August 2024, at which point the remaining outstanding principal balance on the amortizing term mortgage is due in full. The borrowings are secured by the building. The outstanding balance of the amortizing term mortgage was $7.6 million as of June 30, 2024. See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

Loan and Security Agreement
In September 2021, we amended and restated our loan and security agreement with CIBC (the "2021 Amended Loan and Security Agreement") which consisted of a $45.0 million initial term loan, the option to enter into an additional $30.0 million delayed term loan that expired in March 2023, and a monthly revolving line of credit of $25.0 million. Under the 2021 Amended Loan and Security Agreement, the initial term loan of $45.0 million was payable over a 60-month period with principal and accrued interest payments due each quarter, commencing on September 30, 2021. The 2021 Amended Term Loan and Security Agreement amortized in equal quarterly installments of $0.1 million through September 30, 2024, $0.2 million beginning October 1, 2024 and $0.6 million beginning October 1, 2025, with any remaining principal balance due and payable on maturity in September 2026. The amounts borrowed accrued interest at the bank’s reference rate plus 2.25% beginning on September 30, 2021 and continued on a quarterly basis through maturity of the term loan. The borrowings were secured by substantially all our assets. The then outstanding balance of $36.0 million and $0.1 million of accrued interest on the term loan were repaid in full on October 12, 2023.
In February 2024, we entered into a Second Amended and Restated Loan and Security Agreement (as amended by the First Amendment described below, and as may be further amended from time to time, the "2024 Amended Loan and Security Agreement") with CIBC. The 2024 Amended Loan and Security Agreement amends and restates the 2021 Amended Loan and Security Agreement, to extend the maturity date of the revolving line of credit from September 2024 to September 2025, remove certain provisions related to the term loan that was repaid in full in October 2023, and make certain changes to the positive and negative covenants intended to better align with our operations. The 2024 Amended Loan and Security Agreement continues to provide for a $25.0 million revolving credit facility. Borrowings under the revolving line of credit accrue interest at CIBC’s reference rate plus 1.00% (9.50% as of June 30, 2024) and are secured by substantially all our assets. In May 2024, we entered into a First Amendment to the 2024 Amended Loan and Security Agreement, which amended the covenant restricting the amount of repurchases of common stock to allow for certain additional repurchase activity and provided a waiver for our non-compliance during prior periods with the previous version of such covenant.
We incurred an immaterial amount of costs in connection with entering into the 2024 Amended Loan and Security Agreement. These debt issuance costs are reflected as a deferred asset within Other current assets on the Condensed Consolidated Balance Sheets and are being amortized to interest expense on a straight-line basis over the term of the agreement. As of June 30, 2024, the unamortized debt issuance costs included within Other current assets was $0.1 million.
On April 24, 2024, we entered into an irrevocable standby letter of credit (the "Letter of Credit") issued under the 2024 Amended Loan and Security Agreement to reduce cash collateral requirements in connection with the Updated Card Program. The Letter of Credit was issued in the amount of $1.0 million for the benefit of Bancorp and expires on March 20, 2025. No amounts have been drawn on the Letter of Credit as of June 30, 2024. The outstanding balance of the revolving line of credit was $15.0 million as of June 30, 2024. See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

Certain Covenants
We are subject to customary covenants under the 2024 Amended Loan and Security Agreement, which, unless waived by CIBC, restrict our and our subsidiaries' ability to, among other things, incur additional indebtedness, create or incur liens, permit a change of control, merge or consolidate with other companies, sell or transfer assets, pay dividends or make distributions, make acquisitions, investments or loans, or payments and prepayments of subordinated indebtedness, subject to certain exceptions. We must also maintain certain financial covenants: a total liquidity ratio, as defined in the 2024 Amended Loan and Security Agreement, tested each quarter, of not less than 1.10 to 1.00 from the quarter ending March 31, 2024, not less than 1.20 to 1.00 from the quarter ending June 30, 2024 and each quarter thereafter, and a total EBITDA net leverage ratio, as defined in the 2024 Amended Loan and Security Agreement, tested each quarter, of not less than 2.50 to 1.00 from the quarter ended March 31, 2025 and each quarter thereafter.
If we fail to perform our obligations under these and other covenants, CIBC’s credit commitments could be terminated and any outstanding borrowings, together with accrued interest, under the credit or loan agreements could be declared immediately due and payable.
As of June 30, 2024, we were in compliance with all debt covenants.
Contractual Obligations and Commitments
As of June 30, 2024, there have been no material changes in our contractual obligations and commitments as disclosed in our 2023 Annual Report.
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
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
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

Part II - Other Information
Item 1. Legal Proceedings
On November 29, 2023, a putative securities class action (the “Putative Class Action”) was filed in the United States District Court for the District of Oregon captioned Wilhite v. Expensify, Inc., et al., Case No. 3:23-cv-01784-JR, naming us, two of our executive officers and two of our former directors as defendants (collectively, the "Defendants"). The lawsuit is purportedly brought on behalf of all those who purchase or acquired our stock pursuant or traceable to our initial public offering (“IPO”). The complaint alleges claims under Sections 11 and 15 of the Securities Act of 1933 based on allegedly false or misleading statements in the offering documents filed in connection with our IPO. The lawsuit seeks unspecified damages and other relief. On January 29, 2024, three shareholders moved to be appointed lead plaintiff in the Putative Class Action. The court appointed a lead plaintiff and lead counsel on March 11, 2024. Pursuant to the parties' stipulation, the lead plaintiff's amended complaint was filed May 10, 2024, naming six of our current board members as additional defendants (together with the Defendants, the "Amended Defendants"). Amended Defendants' motion to dismiss the amended complaint was filed on July 9, 2024. The lead plaintiff's opposition is due September 6, 2024, and the Amended Defendants' reply is due October 18, 2024. The court has not yet scheduled a hearing on the Amended Defendants' motion to dismiss. The Amended Defendants deny the allegations of wrongdoing and will continue to vigorously defend against the claims in the Putative Class Action.
On May 10, 2024, a shareholder derivative lawsuit (the "Derivative Action") was filed in the United States District Court for the District of Oregon captioned O'Halloran v. Barrett et al., Case No. 3:24-cv-00775, naming us, all of our current board members and executive officers and two of our former directors as defendants (collectively, the "Derivative Defendants"). The Derivative Defendants deny the allegations of wrongdoing and will continue to vigorously defend against the claims in the Derivative Action.
In addition to the matters described above, from time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Defending such proceedings is costly and can impose a significant burden on management and employees. We may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
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
The following table sets forth information regarding our purchases of shares of Class A common stock during the three months ended June 30, 2024.

	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program(1)
April 1 - 30, 2024	—	$—	—	$41,000,003
May 1 - 31, 2024	—	$—	—	$41,000,003
June 1 - 30, 2024	—	$—	—	$41,000,003
Three months ended June 30, 2024	—		—
(1)On May 12, 2022, we announced the approval of a share repurchase program with authorization to purchase up to $50.0 million of our Class A common stock at management’s discretion. The repurchase program does not have an expiration date, does not obligate us to repurchase any specific number of shares and may be modified, suspended or terminated at any time at our discretion. At June 30, 2024, we had approximately $41.0 million remaining under the share repurchase authorization, not including amounts used for net share settlement of vested equity incentive awards.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Insider Trading Arrangements

Trading Arrangement
	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares to be Sold	Expiration Date
Ryan Schaffer, Chief Financial Officer*	Adopt	February 29, 2024	X		100,000(3)	December 31, 2024
David Barrett, Chief Executive Officer	Adopt	June 6, 2024	X		1,515,358(4)	March 15, 2025
(1)Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2)Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
(3)Includes the exercise and sale of up to 100,000 non-qualified stock options.
(4)The actual number of shares sold under the trading plan will depend on the current share price when sales occur, this estimation is based on the closing share price on July 23, 2024.
*    We inadvertently omitted to disclose this 10b5-1 trading plan adopted by Ryan Schaffer, our Chief Financial Officer, on February 29, 2024, in item 5 of Part II in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
Certificate of Retirement
On August 8, 2024, the Company filed a Certificate of Retirement with the Secretary of State of the State of Delaware to retire 3,123,508 shares of LT10 common stock, par value $0.0001 per share, of the Company (“LT10 Common Stock”). All 3,123,508 shares of LT10 Common Stock were converted into 3,123,508 shares of Class A common stock, par value $0.0001 per share, of the Company (the “Class A Common Stock”), in connection with the conversion of the LT10 Common Stock. The Company’s Amended and Restated Certificate of Incorporation requires that any shares of LT10 Common Stock that are converted into shares of Class A Common Stock be retired and may not be reissued.
Effective upon filing, the Certificate of Retirement amended the Amended and Restated Certificate of Incorporation of the Company to reduce the total authorized number of shares of capital stock of the Company by 3,123,508 shares. The total number of authorized shares of the Company is now 1,056,840,831, such shares consisting of 1,000,000,000 shares designated Class A Common Stock, 21,871,197 shares designated LT10 Common Stock, 24,969,634 shares designated LT50 Common Stock, each with a par value of $0.0001 per share, of the Company, and 10,000,000 shares designated preferred stock, par value $0.0001 per share, of the Company. A copy of the Certificate of Retirement is attached as Exhibit 3.2 hereto.
Ratification of Prior Shares Issued Under the Expensify, Inc. 2021 Stock Purchase and Matching Plan
On August 5, 2024, the Board of Directors adopted resolutions (the “Resolutions”) approving the ratification of the issuance of 37,927 shares of Class A Common Stock under the Matching Plan, which may constitute shares of putative stock pursuant to Section 204 of the Delaware General Corporation Law (the “Ratification”). The issuance of such shares occurred on June 15, 2024 and, due to an inadvertent error in one of the inputs of a formula to calculate the number of matching shares under the Matching Plan, the issuance of such shares may not have been duly authorized by the Board of Directors in accordance with Section 152 of the General Corporation Law of the State of Delaware. Any claim that any defective corporate act or putative stock ratified pursuant to the Ratification is void or voidable due to the failure of authorization specified in the Resolutions, or that the Delaware Court of Chancery should declare in its discretion that the Ratification in accordance with Section 204 of the Delaware General Corporation Law not be effective or be effective only on certain conditions, must be brought within the later of (i) 120 days from the validation effective time (which is August 5, 2024) and (ii) the giving of this notice (which is deemed given on the date that this Quarterly Report on Form 10-Q is filed with the SEC).

Item 6. Exhibits

Incorporated by Reference

Exhibit No.	Name	Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.

3.2*	Certificate of Retirement of 3,123,508 Shares of LT10 Common Stock.

3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-41043	3.2	November 15, 2021

10.1	First Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of May 7, 2024, by and among Expensify, Inc., the Lenders party thereto and Canadian Imperial Bank of Commerce	10-Q	001-41043	10.2	May 9, 2024

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

EXPENSIFY, INC.

Date: August 8, 2024	By:	/s/ David Barrett
David Barrett
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Ryan Schaffer
Ryan Schaffer
Chief Financial Officer
(Principal Financial Officer)