Form 10-Q
period 2024-09-30
Expensify, Inc.
filed 2024-11-08
CIK 1476840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Yes ☐ No ☒
The registrant had outstanding 77,155,951 shares of Class A common stock, par value of $0.0001 per share, 4,209,827 shares of LT10 common stock, par value $0.0001 per share, and 7,597,099 shares of LT50 common stock, par value $0.0001 per share, as of November 4, 2024.

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
•any adverse impact on our business operations as a result of using artificial intelligence or other machine learning technologies in our services;
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements

1

Expensify, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	As of September 30,	As of December 31,
	2024	2023
Assets
Cash and cash equivalents	$39,172	$47,510
Accounts receivable, net	12,650	13,834
Settlement assets, net	53,391	39,261
Prepaid expenses	9,002	5,649
Other current assets	24,321	30,978
Total current assets	138,536	137,232
Capitalized software, net	16,859	12,494
Property and equipment, net	13,763	14,372
Lease right-of-use assets	5,611	6,435
Deferred tax assets, net	489	457
Other assets	988	5,794
Total assets	$176,246	$176,784
Liabilities and stockholders' equity
Accounts payable	$1,035	$1,425
Accrued expenses and other liabilities	7,294	9,390
Borrowings under line of credit	—	15,000
Current portion of long-term debt, net of original issue discount and debt issuance costs	—	7,655
Lease liabilities, current	631	432
Settlement liabilities	39,379	33,990
Total current liabilities	48,339	67,892
Lease liabilities, non-current	5,928	6,467
Other liabilities	2,045	1,681
Total liabilities	56,312	76,040
Commitments and contingencies (Note 4)
Stockholders' equity:
Preferred stock, par value $0.0001; 10,000,000 shares of preferred stock authorized as of September 30, 2024 and December 31, 2023; no shares of preferred stock issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.0001; 1,000,000,000 shares of Class A common stock authorized as of September 30, 2024 and December 31, 2023; 77,119,750 and 70,569,815 shares of Class A common stock issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; 21,871,197 and 24,994,989 shares of LT10 common stock authorized as of September 30, 2024 and December 31, 2023, respectively; 4,209,827 and 7,333,619 shares of LT10 common stock issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; 24,969,634 and 24,998,941 shares of LT50 common stock authorized as of September 30, 2024 and December 31, 2023, respectively; 7,597,099 and 7,321,894 shares of LT50 common stock issued and outstanding as of September 30, 2024 and December 31, 2023, respectively
	9	8
Additional paid-in capital	269,441	241,509
Accumulated deficit	(149,516)	(140,773)
Total stockholders' equity	119,934	100,744
Total liabilities and stockholders' equity	$176,246	$176,784

See accompanying notes to Condensed Consolidated Financial Statements.
2

Expensify, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$35,409	$36,494	$102,232	$115,479
Cost of revenue, net	17,145	17,680	46,091	50,380
Gross margin	18,264	18,814	56,141	65,099
Operating expenses:
Research and development	5,618	6,607	17,936	17,119
General and administrative	9,084	14,245	29,760	38,386
Sales and marketing	3,274	12,860	9,730	36,757
Total operating expenses	17,976	33,712	57,426	92,262
Income (loss) from operations	288	(14,898)	(1,285)	(27,163)
Other income (expenses), net	181	(2,375)	(1,033)	(5,158)
Income (loss) before income taxes	469	(17,273)	(2,318)	(32,321)
(Provision for) benefit from income taxes	(2,667)	270	(6,425)	(1,931)
Net loss	$(2,198)	$(17,003)	$(8,743)	$(34,252)
Net loss per share:
Basic and diluted	$(0.02)	$(0.21)	$(0.10)	$(0.42)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	88,177,739	82,469,190	86,643,209	82,085,508

See accompanying notes to Condensed Consolidated Financial Statements.
3

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Three months ended September 30, 2024
Balance at June 30, 2024	—	$—	88,194,690	$9	$261,309	$(147,318)	$114,000
Issuance of common stock on exercise of stock options	—	—	250,388	—	250	—	250
Vesting of early exercised stock options	—	—	—	—	94	—	94
Issuance of restricted stock units	—	—	11,666	—	18	—	18
Repurchases of early exercised stock options	—	—	(2,520)	—	—	—	—
Issuance of common stock under Matching Plan	—	—	911,645	—	896	—	896
Issuance of common stock in connection with restricted stock units vesting	—	—	206,745	—	—	—	—
Repurchase and retirement of common stock	—	—	(645,938)	—	(1,510)	—	(1,510)
Stock-based compensation	—	—	—	—	8,384	—	8,384
Net loss	—	—	—	—	—	(2,198)	(2,198)
Balance at September 30, 2024	—	$—	88,926,676	$9	$269,441	$(149,516)	$119,934

See accompanying notes to Condensed Consolidated Financial Statements.
4

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Three months ended September 30, 2023
Balance at June 30, 2023	—	$—	82,776,491	$7	$216,422	$(116,566)	$99,863
Issuance of common stock upon exercise of stock options	—	—	97,033	—	91	—	91
Vesting of early exercised stock options	—	—	—	—	182	—	182
Issuance of restricted stock units	—	—	4,221	—	30	—	30
Repurchases of early exercised stock options	—	—	(1,328)	—	(8)	—	(8)
Issuance of common stock under Matching Plan	—	—	648,729	—	1,056	—	1,056
Issuance of common stock in connection with restricted stock units vesting	—	—	231,018	—	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(56,936)	—	(242)	—	(242)
Stock-based compensation	—	—	—	—	11,087	—	11,087
Net loss	—	—	—	—	—	(17,003)	(17,003)
Balance at September 30, 2023	—	$—	83,699,228	$7	$228,618	$(133,569)	$95,056

See accompanying notes to Condensed Consolidated Financial Statements.
5

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Nine months ended September 30, 2024
Balance at December 31, 2023	—	$—	85,225,328	$8	$241,509	$(140,773)	$100,744
Issuance of common stock on exercise of stock options	—	—	306,917	—	303	—	303
Vesting of early exercised stock options	—	—	—	—	337	—	337
Issuance of restricted stock units	—	—	27,925	—	53	—	53
Repurchases of early exercised stock options	—	—	(32,954)	—	—	—	—
Issuance of common stock under Matching Plan	—	—	3,364,621	1	2,899	—	2,900
Issuance of common stock in connection with restricted stock units vesting	—	—	680,777	—	—	—	—
Repurchase and retirement of common stock	—	—	(645,938)	—	(1,510)	—	(1,510)
Stock-based compensation	—	—	—	—	25,850	—	25,850
Net loss	—	—	—	—	—	(8,743)	(8,743)
Balance at September 30, 2024	—	$—	88,926,676	$9	$269,441	$(149,516)	$119,934

See accompanying notes to Condensed Consolidated Financial Statements.
6

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Nine months ended September 30, 2023
Balance at December 31, 2022	—	$—	82,429,367	$7	$194,807	$(97,573)	$97,241
Issuance of common stock upon exercise of stock options	—	—	199,898	—	216	—	216
Vesting of early exercised stock options	—	—	—	—	584	—	584
Issuance of restricted stock units	—	—	9,529	—	91	—	91
Repurchase of early exercised stock options	—	—	(2,651)	—	(21)	—	(21)
Issuance of common stock under Matching Plan	—	—	1,090,571	—	3,132	—	3,132
Issuance of common stock in connection with restricted stock units vesting	—	—	738,171	—	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(261,164)	—	(1,766)	—	(1,766)
Repurchase and retirement of common stock	—	—	(504,493)	—	(1,256)	(1,744)	(3,000)
Stock-based compensation	—	—	—	—	32,831	—	32,831
Net loss	—	—	—	—	—	(34,252)	(34,252)
Balance at September 30, 2023	—	$—	83,699,228	$7	$228,618	$(133,569)	$95,056

See accompanying notes to Condensed Consolidated Financial Statements.
7

Expensify, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,743)	$(34,252)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,851	3,871
Reduction of operating lease right-of-use assets	411	476
Loss on impairment, receivables and sale or disposal of equipment	637	585
Stock-based compensation expense	23,535	30,612
Amortization of original issue discount and debt issuance costs	43	139
Deferred tax assets	(32)	(86)
Changes in assets and liabilities:
Accounts receivable, net	845	1,671
Settlement assets, net	(13,202)	(9,381)
Prepaid expenses	1,597	3,672
Other current assets	2,707	(1,861)
Other assets	(144)	(125)
Accounts payable	(349)	229
Accrued expenses and other liabilities	(1,501)	4,259
Operating lease liabilities	67	(236)
Settlement liabilities	5,389	2,451
Other liabilities	364	78
Net cash provided by operating activities	16,475	2,102
Cash flows from investing activities:
Purchases of property and equipment	—	(1,103)
Software development costs	(6,699)	(3,730)
Net cash used in investing activities	(6,699)	(4,833)
Cash flows from financing activities:
Principal payments of finance leases	(96)	(482)
Principal payments of outstanding debt	(22,671)	(8,450)
Payments for debt issuance costs	(71)	—
Repurchases of early exercised stock options	(35)	(21)
Proceeds from common stock purchased under Matching Plan	2,900	3,132
Proceeds from issuance of common stock on exercise of stock options	303	216
Payments for employee taxes withheld from stock-based awards	—	(1,766)
Repurchase and retirement of common stock	(1,510)	(3,000)
Net cash used in financing activities	(21,180)	(10,371)
Net decrease in cash and cash equivalents and restricted cash	(11,404)	(13,102)
Cash and cash equivalents and restricted cash, beginning of period	96,658	147,710
Cash and cash equivalents and restricted cash, end of period	$85,254	$134,608
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,326	$4,396
Cash paid for income taxes	$3,735	$3,104
Noncash investing and financing items:
Stock-based compensation capitalized as software development costs	$2,315	$2,219
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$178	$—
Right-of-use assets acquired through operating leases	$—	$6,402
Right-of-use assets acquired through finance leases	$—	$409
Reconciliation of cash and cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$39,172	$89,118
Restricted cash included in other current assets	23,748	23,398
Restricted cash included in settlement assets, net	22,334	22,092
Total cash, cash equivalents and restricted cash	$85,254	$134,608

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
As of September 30, 2024, the Expensify Card consisted of two card programs operating concurrently. Under the original Expensify Card program launched in 2020 (the “Legacy Card Program”), Expensify has an agreement with the payment processor, Marqeta, Inc. ("Marqeta"), and relies on Marqeta to manage the relationship with the issuing bank, Sutton Bank, and the card network, Visa, in authorizing and settling transactions. In October 2023, Expensify augmented the Expensify Card program by entering into an agreement with a new issuing bank, The Bancorp Bank, N.A. ("Bancorp"), to issue Expensify Cards to customers and authorize and settle transactions on the Visa card network (the “Updated Card Program”). The Updated Card Program launched in February 2024 and all new Expensify Cards issued subsequent to the launch of the Updated Card Program operate under that program.
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
Results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other future annual or interim period.

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
Reclassification of Prior Period Presentation
Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of financial position, operations and cash flows.
NOTE 2 - REVENUE AND CERTAIN STATEMENT OF OPERATIONS COMPONENTS
The table below provides the Company's total revenue by geographic region based on the currency of the subscription (in thousands). No other individual country outside of the United States accounted for more than 10% of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$32,248	$33,255	$92,940	$105,377
All other locations	3,161	3,239	9,292	10,102
Total revenue	$35,409	$36,494	$102,232	$115,479

No individual customer represented more than 10% of the Company’s total revenue during the three and nine months ended September 30, 2024 and 2023.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Cashback Rewards
The Company offers a cashback rewards program to all Expensify Card customers based on volume of Expensify Card transactions and Software as a Service ("SaaS") subscription tier. Cashback rewards are earned on a monthly basis and are applied against outstanding customer receivables or paid out the following month. The Company considers the cashback payments to customers as consideration payable to a customer and it is recorded as a reduction to Revenue within the Condensed Consolidated Statements of Operations. Cashback rewards were $2.3 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively. Cashback rewards were $6.4 million and $4.8 million for the nine months ended September 30, 2024 and 2023, respectively.
Interchange
The Company generates revenue from the authorization and settlement of Expensify Card transactions under the Updated Card Program. The Company is contractually entitled to all interchange generated on Expensify Card transactions based on its agreement with the issuing bank and such funds are held as restricted cash within Other current assets until released by the issuing bank. Under the Updated Card Program, the Company is the principal in the transaction (i.e. the Company controls the services) and recognizes interchange as revenue on a gross basis within Revenue on the accompanying Condensed Consolidated Statements of Operations. Interchange revenue was $3.7 million and $4.2 million for the three and nine months ended September 30, 2024, respectively.
Consideration From a Vendor, Net
The Company receives consideration from a vendor for monetizing Expensify Card activities under the Legacy Card Program. This consideration, net of credit card processing fees paid to the vendor, is included as a reduction to Cost of revenue, net within the Condensed Consolidated Statements of Operations. Consideration from a vendor, net was $0.8 million and $2.8 million for the three months ended September 30, 2024 and 2023, respectively. Consideration from a vendor, net was $7.1 million and $7.3 million for the nine months ended September 30, 2024 and 2023, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 3 - CERTAIN BALANCE SHEET COMPONENTS
Other Current Assets
Other current assets consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Expensify Card posted collateral for funds held for customers	$15,388	$16,561
Expensify.org restricted cash	5,960	5,881
Earned interchange restricted cash	1,486	—
Cash in transit for funds held for customers	775	5,107
Deferred contract acquisition costs	284	129
Income tax receivable	126	2,993
Other restricted cash	124	80
Expensify Payments LLC restricted cash	15	113
Other	163	114
Other current assets	$24,321	$30,978

Capitalized Software, Net
Capitalized software, net consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Capitalized software development costs	$31,172	$22,683
Less: accumulated amortization	(14,313)	(10,189)
Capitalized software, net	$16,859	$12,494

Amortization expense related to capitalized software development costs is recorded in Cost of revenue, net on the Condensed Consolidated Statements of Operations. Amortization expense was $1.6 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively. Amortization expense was $4.1 million and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Computers and equipment	$170	$170
Furniture and fixtures	1,930	1,930
Leasehold improvements	7,937	7,937
Commercial building	6,493	6,493
Land	4,151	4,151
Construction in progress	2,570	2,570
Total property and equipment	23,251	23,251
Less: accumulated depreciation	(9,488)	(8,879)
Property and equipment, net	$13,763	$14,372

Depreciation expense related to property and equipment is recorded in General and administrative, Sales and marketing, and Other income (expenses), net on the Condensed Consolidated Statements of Operations. Depreciation expense related to property and equipment was $0.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense related to property and equipment was $0.6 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Sales, payroll and other taxes payable	$2,168	$2,546
Professional fees	1,482	1,311
Partner payouts and advertising fees	1,142	1,486
Cashback rewards	529	915
Matching Plan payroll liability	404	198
Income taxes payable	378	843
Restricted common stock liability for early stock option exercises	202	562
Credit card processing fees	153	76
Accrued expense reports	150	159
Commissions payable	75	140
Hosting and license fees	44	134
Interest payable	35	359
Other	532	661
Accrued expenses and other liabilities	$7,294	$9,390

NOTE 4 - COMMITMENTS AND CONTINGENCIES
Finance and Operating Lease Arrangements
The Company did not enter into any new lease agreements during the nine months ended September 30, 2024. The components of lease cost reflected in the Condensed Consolidated Statements of Operations for all leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Finance lease cost:
Amortization of ROU assets	$34	$77	$102	$472
Interest on lease liabilities	6	3	19	7
Total finance lease cost	40	80	121	479
Operating lease cost	270	277	805	707
Total lease cost	$310	$357	$926	$1,186

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Other information related to leases was as follows (in thousands, except as noted within):

	As of September 30,	As of December 31,
	2024	2023
Finance lease ROU assets (included within Lease right-of-use assets)	$261	$364
Operating lease ROU assets (included within Lease right-of-use assets)	$5,350	$6,071
Weighted average remaining lease term (in years):
Finance leases	1.92	2.67
Operating leases	8.53	9.18
Weighted average discount rate:
Finance leases	8.10%	8.10%
Operating leases	8.30%	8.30%

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine months ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(327)	$(466)
Operating cash flows from finance leases	$(19)	$(7)
Financing cash flows from finance leases	$(96)	$(482)

Maturities of lease liabilities as of September 30, 2024 were as follows (in thousands):

For the year ending:	Finance leases	Operating leases
Remainder of 2024	$39	$189
2025	153	1,079
2026	102	1,018
2027	—	1,033
2028	—	1,063
Thereafter	—	4,499
Total future lease payments	294	8,881
Less: imputed interest	(21)	(2,595)
Less: Lease liabilities, current	(137)	(494)
Lease liabilities, non-current	$136	$5,792

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Amortizing Term Mortgage
In August 2019, the Company entered into an $8.3 million amortizing term mortgage agreement with Canadian Imperial Bank of Commerce ("CIBC") for the Company's commercial building located in Portland, Oregon. The agreement required principal and interest payments to be made each month over a five-year period. Interest accrued at a fixed rate of 5.00% per year until August 2024, at which point the remaining outstanding principal balance on the amortizing term mortgage was due in full. The borrowings were secured by the building. The outstanding balance of the amortizing term mortgage was $7.7 million as of December 31, 2023. The then-outstanding balance of $7.6 million and an immaterial amount of accrued interest on the amortizing term mortgage were repaid in full on August 29, 2024.
Loan and Security Agreement
In September 2021, the Company amended and restated its loan and security agreement with CIBC (the "2021 Amended Loan and Security Agreement") which consisted of a $45.0 million initial term loan, the option to enter into an additional $30.0 million delayed term loan that expired in March 2023, and a monthly revolving line of credit of $25.0 million. Under the 2021 Amended Loan and Security Agreement, the initial term loan of $45.0 million was payable over a 60-month period with principal and accrued interest payments due each quarter, commencing on September 30, 2021. The 2021 Amended Loan and Security Agreement amortized in equal quarterly installments of $0.1 million through September 30, 2024, $0.2 million beginning October 1, 2024 and $0.6 million beginning October 1, 2025, with any remaining principal balance due and payable on maturity in September 2026. The amounts borrowed accrued interest at the bank’s reference rate plus 2.25% beginning on September 30, 2021 and continued on a quarterly basis through maturity of the term loan. The borrowings were secured by substantially all the Company’s assets. The then-outstanding balance of $36.0 million and $0.1 million of accrued interest on the term loan were repaid in full on October 12, 2023.
In February 2024, the Company entered into a Second Amended and Restated Loan and Security Agreement (as amended by the First Amendment described below, and as may be further amended from time to time, the "2024 Amended Loan and Security Agreement") with CIBC. The 2024 Amended Loan and Security Agreement amends and restates the 2021 Amended Loan and Security Agreement, to extend the maturity date of the revolving line of credit from September 2024 to September 2025, remove certain provisions related to the term loan that was repaid in full in October 2023 and make certain changes to the positive and negative covenants intended to better align with the operations of the Company. The 2024 Amended Loan and Security Agreement continues to provide for a $25.0 million revolving credit facility. Borrowings under the revolving line of credit accrue interest at CIBC’s reference rate plus 1.00% (9.00% as of September 30, 2024) and are secured by substantially all of the Company's assets. In May 2024, the Company entered into a First Amendment to the 2024 Amended Loan and Security Agreement, which amended the covenant restricting the amount of repurchases of common stock to allow for certain additional repurchase activity and provided a waiver for the Company's non-compliance during prior periods with the previous version of such covenant.
The Company incurred an immaterial amount of costs in connection with entering into the 2024 Amended Loan and Security Agreement. These debt issuance costs are reflected as a deferred asset within Other current assets on the Condensed Consolidated Balance Sheets and are being amortized to interest expense on a straight-line basis over the term of the agreement. As of September 30, 2024, the unamortized debt issuance costs included within Other current assets was immaterial.
On April 24, 2024, the Company entered into an irrevocable standby letter of credit (the "Letter of Credit") issued under the 2024 Amended Loan and Security Agreement to reduce cash collateral requirements in connection with the Updated Card Program. The Letter of Credit was issued in the amount of $1.0 million for the benefit of Bancorp and expires on March 20, 2025. No amounts have been drawn on the Letter of Credit as of September 30, 2024.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Upon repayment of the amortizing term mortgage on August 29, 2024, the Company entered into a Second Amendment to the 2024 Amended Loan and Security Agreement, which permits the Company's wholly-owned subsidiary, 401 SW 5th Ave LLC, to remain an excluded subsidiary provided that the subsidiary does not engage in any operations or activities except to maintain legal existence and ownership of the real property or any related activities thereto, does not hold assets other than real estate assets, and does not incur any indebtedness except for intercompany liabilities permitted under the agreement or grant any liens.
As of December 31, 2023, there were $15.0 million of borrowings under the revolving line of credit. The then-outstanding balance of $15.0 million and an immaterial amount of accrued interest on the revolving line of credit were repaid in full on July 10, 2024. As of September 30, 2024, there was $24.0 million of capacity available for additional borrowings.
As of September 30, 2024, the Company was in compliance with all debt covenants.
Defined Contribution Plans
The Company sponsors a U.S. 401(k) defined contribution plan for all eligible employees who elect to participate. The Company is permitted to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. Effective January 1, 2018, the Company matches up to 4.50% of each participant’s eligible compensation. No discretionary profit-sharing contributions were made during the three and nine months ended September 30, 2024 and 2023. The Company’s 401(k) matching contributions were $0.2 million for both the three months ended September 30, 2024 and 2023. The Company’s 401(k) matching contributions were $0.6 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively.
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
As of September 30, 2024, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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
2021 Incentive Plans
In November 2021, the Board of Directors adopted, and its stockholders approved, the 2021 Incentive Plans, which both became effective immediately before the effectiveness of the IPO Registration Statement and use a combined share reserve. Under the 2021 Incentive Plans, 11,676,932 shares of Class A common stock were initially reserved for issuance pursuant to a variety of stock-based awards, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs"), and other forms of equity and cash compensation under the 2021 Plan and purchase rights and matching awards under the Matching Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Plans will be increased upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A or LT50 common stock underlying outstanding stock-based awards granted under the 2019 Stock Plan. The number of shares of Class A common stock reserved and available for issuance under the 2021 Incentive Plans as of September 30, 2024 and December 31, 2023 was 22,814,452 shares and 19,712,910 shares, respectively. The number of shares will automatically increase each subsequent January 1 through January 1, 2031, by the lesser of (A) 6% of the aggregate number of shares of all classes of common stock outstanding on the immediately preceding calendar year end, or (B) such lesser number of shares as determined by the Company’s Board of Directors or compensation committee; provided, however, that no more than 87,576,990 shares of Class A common stock may be issued upon the exercise of incentive stock options.

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
The price at which Class A common stock is purchased under the Matching Plan equals the average of the high and low trading price of a share of Class A common stock as of the last trading day of the offering period. At the end of each offering period, the Company may provide a discretionary match up to 1/10 of a share of Class A common stock for each share of Class A common stock purchased by or issued to a Service Provider under the Matching Plan that is retained through the end of the applicable offering period. No fractional shares will be issued by the Company. The Company will round to the nearest full share for shares purchased by a Service Provider as well as any matched shares issued to a Service Provider under the Matching Plan. The match rate applicable to each offering period shall be limited to 1.50% of the shares of any class of capital stock outstanding as of the exercise date applicable to such offering period. The Company estimates the fair value of matched shares provided under the Matching Plan using the closing stock price on the date of grant. The Company recognizes stock-based compensation expense related to the matched shares pursuant to its Matching Plan on a straight-line basis over the applicable three-month offering period.
Service Providers who participated in the Matching Plan for the offering period ended September 14, 2024 purchased a total of 370,122 Class A common shares, based on a purchase price of $2.42, resulting in gross cash proceeds to the Company of $0.9 million.
Service Providers who participated in the Matching Plan for the offering period ended September 14, 2023 purchased a total of 275,210 Class A common shares, based on a purchase price of $3.84, resulting in gross cash proceeds to the Company of $1.1 million.
For the offering period ended September 14, 2024, the Company elected to match each share of Class A common stock purchased or issued under the Matching Plan with 1/20 of a share of Class A common stock. The Company granted a total of 176,449 shares of Class A common stock as a matching contribution under the Matching Plan with no shares withheld for taxes, during the three months ended September 30, 2024. The Company granted a total of 443,671 shares of Class A common stock as a matching contribution under the Matching Plan with no shares withheld for taxes, during the nine months ended September 30, 2024.
For the offering period ended September 14, 2023, the Company elected to match each share of Class A common stock purchased or issued under the Matching Plan with 1/20 of a share of Class A common stock. The Company granted a total of 35,732 shares of Class A common stock as a matching contribution under the Matching Plan, net of a total of 9,054 shares withheld for taxes, during the three months ended September 30, 2023. The Company granted a total of 72,578 shares of Class A common stock as a matching contribution under the Matching Plan, net of a total of 15,871 shares withheld for taxes, during the nine months ended September 30, 2023.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The Company has made discretionary contributions under the Matching Plan to eligible Service Providers. The Company granted a total of 365,074 shares of Class A common stock as discretionary contributions under the Matching Plan with no shares withheld for taxes, during the three months ended September 30, 2024. The Company granted a total of 1,300,451 shares of Class A common stock as discretionary contributions under the Matching Plan with no shares withheld for taxes, during the nine months ended September 30, 2024.
The Company granted a total of 299,713 shares of Class A common stock as discretionary contributions under the Matching Plan, net of a total of 29,020 shares withheld for taxes, during the three months ended September 30, 2023. The Company granted a total of 375,024 shares of Class A common stock as discretionary contributions under the Matching Plan, net of a total of 64,411 shares withheld for taxes, during the nine months ended September 30, 2023.
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
Pursuant to the Company's Non-Employee Director Compensation Program, which was adopted under the 2021 Incentive Plans, the Company granted 230,064 Class A common stock RSUs for the nine months ended September 30, 2024. A total of 62,676 Class A common RSUs vested during the nine months ended September 30, 2024 related to previously-granted RSU awards as the quarterly service conditions were satisfied.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
During the nine months ended September 30, 2024, RSU activity for Service Providers and non-employee directors was as follows:

	Class A Common Stock	LT50 Common Stock	Weighted average grant date fair value per share
Outstanding at December 31, 2023	2,742,273	2,646,332	$32.59
RSUs granted	230,064	—	$1.40
RSUs vested	(373,745)	(307,032)	$30.42
RSUs cancelled/forfeited/expired	(316,939)	(316,939)	$38.13
Outstanding at September 30, 2024	2,281,653	2,022,361	$30.45

As of September 30, 2024, there was $109.4 million of unamortized stock-based compensation cost related to unvested RSUs, which is expected to be recognized over the remaining weighted average life of 4.69 years. As of December 31, 2023, there was $153.4 million of unamortized stock-based compensation cost related to unvested RSUs, which was expected to be recognized over the remaining weighted average life of 5.37 years.
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
The Company has only granted options under the Stock Plans. Options typically vest over four years and are exercisable at any time after the grant date, provided that Service Providers exercising unvested options receive restricted common stock that is subject to repurchase at the original exercise price upon termination of service. The repurchase right lapses in accordance with the vesting schedule of the exercised option. Early exercises of options prior to vesting are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises of unvested options are recorded as a liability. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. There was an immaterial amount of exercised restricted common stock repurchased during the nine months ended September 30, 2024 and 2023.
As of September 30, 2024 and December 31, 2023, there were 155,400 and 393,251 shares subject to repurchase, respectively, related to unvested stock options that had been early exercised. As of September 30, 2024 and December 31, 2023, the Company recorded a liability related to shares subject to repurchase of $0.2 million and $0.6 million, respectively, which is included within Accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets. These amounts are reclassified to Common stock and Additional paid-in capital as the underlying shares vest.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

A summary of the Company's stock option activity was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Outstanding at December 31, 2023	5,902,591	$1.68	4.03
Options exercised	(306,917)	$0.99
Options cancelled/forfeited/expired	(122,788)	$3.12
Outstanding at September 30, 2024	5,472,886	$1.66	3.15
Exercisable at September 30, 2024	5,447,146	$1.65	3.14

The total pretax intrinsic value of options outstanding at September 30, 2024 and December 31, 2023 was $5.9 million and $8.9 million, respectively. The total pretax intrinsic value of options exercisable at September 30, 2024 was $5.9 million. The intrinsic value is the difference between the estimated fair market value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options.
As of September 30, 2024, there was $1.7 million of unrecognized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 0.40 years. As of December 31, 2023, there was $4.1 million of unrecognized stock-based compensation cost related to unvested stock options, which was expected to be recognized over a weighted average period of 0.75 years.
Cash received from option exercises and purchases of shares under the Stock Plans for both the nine months ended September 30, 2024 and 2023 was $0.3 million and $0.2 million, respectively.
Stock-Based Compensation
The following table summarizes the stock-based compensation recognized for options granted under the 2009 Stock Plan, options and RSUs granted under the 2019 Stock Plan, RSUs granted under the 2021 Plan and matching and discretionary shares issued under the Matching Plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Matching Plan shares	$898	$1,697	$3,468	$3,018
Restricted stock units	6,793	8,548	20,083	27,197
Stock options	693	842	2,299	2,616
Total stock-based compensation	8,384	11,087	25,850	32,831
Less: stock-based compensation capitalized as software development costs	(754)	(820)	(2,315)	(2,219)
Total stock-based compensation expense	$7,630	$10,267	$23,535	$30,612

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Stock-based compensation expense is allocated based on the cost center to which the award holder spent time during the reported periods. Stock-based compensation expense is included in the following components of expenses on the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue, net	$2,843	$3,312	$8,661	$10,218
Research and development	2,530	2,901	8,424	7,562
General and administrative	1,560	2,532	4,965	7,552
Sales and marketing	697	1,522	1,485	5,280
Total stock-based compensation expense	$7,630	$10,267	$23,535	$30,612

NOTE 6 - INCOME TAXES
For the three and nine months ended September 30, 2024, the Company prepared its interim tax provision by applying a year-to-date effective tax rate, which the Company believes results in the best estimate of the annual effective tax rate.
The Company recorded a provision for income taxes of $2.7 million and a benefit from income taxes of $0.3 million for the three months ended September 30, 2024 and 2023, respectively, which resulted in effective tax rates of 568.7% and 1.6%, respectively.
The Company recorded a provision for income taxes of $6.4 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively, which resulted in effective tax rates of (277.2)% and (6.0)%, respectively.
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
The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. As of September 30, 2024 and December 31, 2023, the Company recorded an uncertain tax position liability of $1.9 million and $1.5 million, respectively, within Other liabilities on the Condensed Consolidated Balance Sheets. This liability includes $0.3 million and an immaterial amount of interest and penalties as of September 30, 2024 and December 31, 2023, respectively.
The Company has received notice from the Internal Revenue Service ("IRS") that an examination of the Company's 2021 federal tax return will commence in Q4 2024.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 7 - NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net loss, basic and diluted	$(2,198)	$(17,003)	$(8,743)	$(34,252)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	88,177,739	82,469,190	86,643,209	82,085,508
Net loss per share, basic and diluted	$(0.02)	$(0.21)	$(0.10)	$(0.42)

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
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average stock options	2,354,936	4,166,033	1,715,576	4,660,837
Matching shares	22,135	645	—	13,099
Total	2,377,071	4,166,678	1,715,576	4,673,936

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
During the three and nine months ended September 30, 2024, the Company repurchased 645,938 shares of Class A common stock under the 2022 Share Repurchase Program, at a total cost to the Company of $1.5 million. These shares were repurchased from the Company's Chief Executive Officer, David Barrett, at a price of $2.34 per share, which represents a weighted average price for the Class A Common Stock of the Company for the three trading-day period ending August 27, 2024 as reported by Nasdaq. As of September 30, 2024, the Company had approximately $39.5 million remaining under the share repurchase authorization, not including amounts used for net share settlement of vested equity incentive awards.
During the three months ended September 30, 2023, the Company did not repurchase any shares of Class A common stock under the 2022 Share Repurchase Program. During the nine months ended September 30, 2023, the Company repurchased 504,493 shares of Class A common stock under the 2022 Share Repurchase Program, at a total cost to the Company of $3.0 million.
NOTE 9 - RELATED PARTY TRANSACTIONS
During the nine months ended September 30, 2024 and 2023, Expensify, Inc. made no contributions and contributed $0.2 million, respectively, to Expensify.org, a nonprofit benefit organization established by the Company. There were no commitments from Expensify, Inc. that remained open for contribution as of September 30, 2024 and December 31, 2023.
There are no other significant related party transactions for the Company as of September 30, 2024, except as noted elsewhere in these condensed consolidated financial statements.

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
OVERVIEW
Expensify is a cloud-based expense management software platform that helps the smallest to the largest businesses simplify the way they manage money. Every day, people from all walks of life in organizations around the world use Expensify to scan and reimburse receipts from flights, hotels, coffee shops, office supplies and ride shares. Since our founding in 2008, we have added over 15 million members to our community and processed and automated 1.7 billion expense transactions on our platform as of September 30, 2024, freeing people to spend less time managing expenses and more time doing the things they love. For the quarter ended September 30, 2024, an average of 684,000 paid members across an average of 46,300 companies and over 200 countries and territories used Expensify to make money easy.
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
All new Expensify Cards issued subsequent to the launch of the Updated Card Program will operate under such program. Our transition of cardholders from the Legacy Card Program to the Updated Card Program has commenced, with a significant portion of card users migrated as of September 30, 2024. We currently expect full completion of this transition by December 31, 2024.

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
As of September 30, 2024, the Expensify Card consisted of two card programs operating concurrently: the Legacy Card Program and the Updated Card Program. All new Expensify Cards issued subsequent to the launch of the Updated Card Program operate under that program.
Under the Updated Card Program, we generate revenue from the authorization and settlement of Expensify Card transactions and are contractually entitled to all interchange generated on Expensify Card transactions based on our agreement with the issuing bank. Under the Updated Card Program, we are the principal in the transaction (i.e. we control the services) and recognize interchange as revenue on a gross basis within Revenue on the accompanying Condensed Consolidated Statements of Operations. Interchange revenue was $3.7 million and $4.2 million for the three and nine months ended September 30, 2024, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Expensify interchange amount	$876	$3,090	$7,932	$8,008
Vendor fees	(78)	(281)	(805)	(724)
Consideration from a vendor, net	$798	$2,809	$7,127	$7,284

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

Other Income (Expenses), Net
Other income (expenses), net, consists of the results of operations of our Fifth & Harvey, LLC subsidiary, which holds title to and manages operations of the operating lease for lots in Portland, Oregon that are currently used to host multiple portable food vendors open to the general public, as well as interest income, realized gains and losses on foreign currency transactions, foreign currency remeasurement, and interest paid under our credit facilities with Canadian Imperial Bank of Commerce ("CIBC").
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
The following table sets forth our results of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages, share and per share data)
Revenue	$35,409	$36,494	$102,232	$115,479
Cost of revenue, net(1)	17,145	17,680	46,091	50,380
Gross margin	18,264	18,814	56,141	65,099
Operating expenses:
Research and development(1)	5,618	6,607	17,936	17,119
General and administrative(1)	9,084	14,245	29,760	38,386
Sales and marketing(1)	3,274	12,860	9,730	36,757
Total operating expenses	17,976	33,712	57,426	92,262
Income (loss) from operations	288	(14,898)	(1,285)	(27,163)
Other income (expenses), net	181	(2,375)	(1,033)	(5,158)
Income (loss) before income taxes	469	(17,273)	(2,318)	(32,321)
(Provision for) benefit from income taxes	(2,667)	270	(6,425)	(1,931)
Net loss	$(2,198)	$(17,003)	$(8,743)	$(34,252)
Net loss per share:
Basic and diluted	$(0.02)	$(0.21)	$(0.10)	$(0.42)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	88,177,739	82,469,190	86,643,209	82,085,508
Net loss margin	(6)%	(47)%	(9)%	(30)%

(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue, net	$2,843	$3,312	$8,661	$10,218
Research and development	2,530	2,901	8,424	7,562
General and administrative	1,560	2,532	4,965	7,552
Sales and marketing	697	1,522	1,485	5,280
Stock-based compensation expense	$7,630	$10,267	$23,535	$30,612

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
Revenue

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Revenue	$35,409	$36,494	$(1,085)	(3)%

Revenue decreased by $1.1 million, or 3%, for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to (i) a decrease in billable activity across our user base, including a decrease in pay-per-use billable activity which has a higher average fee per member than our annual members, and (ii) an increase in contra revenue related to cashback payments driven by the increased adoption and spend captured from members using the Expensify Card. These decreases were partially offset by an increase in interchange revenue driven primarily by a shift in cardholder spend from the Legacy Card Program to the Updated Card Program.
Cost of Revenue, Net and Gross Margin

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Cost of revenue, net	$17,145	$17,680	$(535)	(3)%
Gross margin	$18,264	$18,814	$(550)	(3)%
Gross margin %	52%	52%

Cost of revenue, net decreased by $0.5 million, or 3%, for the three months ended September 30, 2024 compared to the same period in 2023. Cost of revenue, net decreased primarily due to a decrease in total employee and employee related expenses subject to allocation. This was partially offset by a decrease in Consideration from a vendor, net driven primarily by a shift in cardholder spend from the Legacy Card Program to the Updated Card Program.
Gross margin remained consistent at 52% for both the three months ended September 30, 2024 and 2023.
OPERATING EXPENSES
Research and Development

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Research and development	$5,618	$6,607	$(989)	(15)%

Research and development expenses decreased by $1.0 million, or 15%, for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to a decrease in total employee and employee related expenses subject to allocation, partially offset by an increase in time spent on project initiatives and new product features.

General and Administrative

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
General and administrative	$9,084	$14,245	$(5,161)	(36)%

General and administrative expenses decreased by $5.2 million, or 36%, for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to (i) a decrease in total employee and employee related expenses subject to allocation, (ii) a decrease in settlement losses, and (iii) a decrease in business insurance expense.
Sales and Marketing

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Sales and marketing	$3,274	$12,860	$(9,586)	(75)%

Sales and marketing expenses decreased by $9.6 million, or 75%, for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to (i) a decrease in advertising spend, (ii) a decrease in outsourcing activities related to sales and product demos, (iii) a decrease in total employee and employee related expenses subject to allocation and a decrease in time spent on sales and marketing activities, and (iv) a decrease in marketing event spend.
Other income (expenses), net

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Other income (expenses), net	$181	$(2,375)	$2,556	(108)%

Other income (expenses), net decreased by $2.6 million, or 108%, for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to a decrease in interest expense incurred due to the repayments of the term loan component of the 2021 Amended Loan and Security Agreement (as defined below), the revolving line of credit and the amortizing term mortgage.

Provision for Income Taxes

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
(Provision for) benefit from income taxes	$(2,667)	$270	$(2,937)	(1088)%

We recorded a provision for income taxes of $2.7 million during the three months ended September 30, 2024 compared to a benefit from income taxes of $0.3 million for the same period in 2023.
During the three months ended September 30, 2024 and 2023, our effective income tax rate was 568.7% and 1.6%, respectively. The effective income tax rate differs from the statutory rate in 2024 and 2023 primarily due to non-deductible stock-based compensation, Section 162(m) of the Internal Revenue Code ("IRC") compensation limitations, and the change in valuation allowance.
COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2024 and 2023

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Revenue	$102,232	$115,479	$(13,247)	(11)%

Revenue decreased by $13.2 million, or 11%, for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to (i) a decrease in billable activity across our user base, including a decrease in pay-per-use billable activity which has a higher average fee per member than our annual members, and (ii) an increase in contra revenue related to cashback payments driven by the increased adoption and spend captured from members using the Expensify Card. These decreases were partially offset by an increase in interchange revenue driven primarily by a shift in cardholder spend from the Legacy Card Program to the Updated Card Program.
Cost of Revenue, Net and Gross Margin

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Cost of revenue, net	$46,091	$50,380	$(4,289)	(9)%
Gross margin	$56,141	$65,099	$(8,958)	(14)%
Gross margin %	55%	56%

Cost of revenue, net decreased by $4.3 million, or 9%, for the nine months ended September 30, 2024 compared to the same period in 2023. Cost of revenue, net decreased primarily due to (i) a decrease in total employee and employee related expenses subject to allocation, and (ii) a decrease in outsourcing activities related to maintaining our platform. These were partially offset by a decrease in Consideration from a vendor, net driven primarily by a shift in cardholder spend from the Legacy Card Program to the Updated Card Program.
Gross margin decreased to 55% for the nine months ended September 30, 2024 compared to 56% in the same period in 2023 due to the factors described in the preceding paragraphs for Revenue and Cost of revenue, net.

Research and Development

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Research and development	$17,936	$17,119	$817	5%

Research and development expenses increased by $0.8 million, or 5%, for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to an increase in employee time spent on project initiatives and new product features, partially offset by a decrease in total employee and employee related expenses subject to allocation.
General and Administrative

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
General and administrative	$29,760	$38,386	$(8,626)	(22)%

General and administrative expenses decreased by $8.6 million, or 22%, for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to (i) a decrease in total employee and employee related expenses subject to allocation, (ii) a decrease in settlement losses, and (iii) a decrease in business insurance expense.
Sales and Marketing

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Sales and marketing	$9,730	$36,757	$(27,027)	(74)%

Sales and marketing expenses decreased by $27.0 million, or 74%, for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to (i) a decrease in outsourcing activities related to sales and product demos, (ii) a decrease in total employee and employee related expenses subject to allocation and a decrease in time spent on sales and marketing activities, (iii) a decrease in advertising spend, and (iv) a decrease in marketing event spend.
Other income (expenses), net

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Other income (expenses), net	$(1,033)	$(5,158)	$4,125	(80)%

Other income (expenses), net decreased by $4.1 million, or 80%, for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to a decrease in interest expense incurred due to the repayments of the term loan component of the 2021 Amended Loan and Security Agreement (as defined below), the revolving line of credit and the amortizing term mortgage.

Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$(6,425)	$(1,931)	$(4,494)	233%

We recorded a provision for income taxes of $6.4 million during the nine months ended September 30, 2024 compared to a provision for income taxes of $1.9 million for the same period in 2023.
Our effective income tax rate was (277.2)% and (6.0)% during the nine months ended September 30, 2024 and 2023, respectively. The effective income tax rate differs from the statutory rate in 2024 primarily due to non-deductible stock-based compensation and the change in valuation allowance. The effective income tax rate differs from the statutory rate in 2023 primarily due to non-deductible stock-based compensation, the change in valuation allowance, and Section 162(m) of the IRC compensation limitations.
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
The following table sets forth the average number of paid members for each of the periods presented (in thousands):

Three Months Ended	Paid members
September 30, 2024	684
September 30, 2023	719

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
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net loss from operations excluding provision for income taxes, other income (expenses), net, depreciation and amortization and stock-based compensation. We define adjusted EBITDA margin as adjusted EBITDA divided by total revenue for the same period. We are focused on profitable growth and we consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses that are not indicative of the core operating performance of our business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Adjusted EBITDA	$9,676	$(3,549)	$26,982	$7,320
Adjusted EBITDA margin	27%	(10)%	26%	6%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Non-GAAP net income (loss)	$5,432	$(6,736)	$14,792	$(3,640)
Non-GAAP net income (loss) margin	15%	(18)%	14%	(3)%

Reconciliations of Non-GAAP Financial Measures
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Net loss	$(2,198)	$(17,003)	$(8,743)	$(34,252)
Net loss margin	(6)%	(47)%	(9)%	(30)%
Add:
Provision for (benefit from) income taxes	2,667	(270)	6,425	1,931
Other (income) expenses, net	(181)	2,375	1,033	5,158
Depreciation and amortization	1,758	1,082	4,732	3,871
Stock-based compensation expense	7,630	10,267	23,535	30,612
Adjusted EBITDA	$9,676	$(3,549)	$26,982	$7,320
Adjusted EBITDA margin	27%	(10)%	26%	6%

Non-GAAP Net Income and Non-GAAP Net Income Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Net loss	$(2,198)	$(17,003)	$(8,743)	$(34,252)
Net loss margin	(6)%	(47)%	(9)%	(30)%
Add:
Stock-based compensation expense	7,630	10,267	23,535	30,612
Non-GAAP net income (loss)	$5,432	$(6,736)	$14,792	$(3,640)
Non-GAAP net income (loss) margin	15%	(18)%	14%	(3)%

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through our cash flow from operations, sales of our equity securities and borrowings under our credit facilities. In November 2021, upon completion of our IPO, we received aggregate net proceeds of approximately $57.5 million after deducting underwriting discounts and commissions of approximately $4.9 million and offering costs of approximately $8.0 million. As of September 30, 2024, we had $39.2 million in cash and cash equivalents, with no outstanding indebtedness and $24.0 million of capacity available for additional borrowings under the revolving line of credit.
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
CASH FLOWS
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$16,475	$2,102
Net cash used in investing activities	(6,699)	(4,833)
Net cash used in financing activities	(21,180)	(10,371)
Net decrease in cash and cash equivalents and restricted cash	$(11,404)	$(13,102)

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities was $16.5 million for the nine months ended September 30, 2024 compared to $2.1 million for the same period in 2023. The increase was primarily due to a decrease in marketing event and advertising spend, and a decrease in outsourcing activities related to sales and product demos, partially offset by a decrease in revenue.
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities was $6.7 million for the nine months ended September 30, 2024, primarily consisting of software development costs.
Net cash used in investing activities increased for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to an increase in employee and external contributor software development costs.
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used in financing activities was $21.2 million for the nine months ended September 30, 2024, primarily consisting of the repayment of the revolving line of credit and the amortizing term mortgage, and the repurchase and retirement of common stock, which was partially offset by proceeds from common stock purchased under the Matching Plan.
During the nine months ended September 30, 2023, net cash used in financing activities primarily consisted of principal payments on the term loan, the repurchase and retirement of common stock, and payments for employees taxes withheld from stock-based awards, which was partially offset by proceeds from common stock purchased under the Matching Plan.

CREDIT FACILITIES
Amortizing Term Mortgage
In August 2019, we entered into an $8.3 million amortizing term mortgage agreement with Canadian Imperial Bank of Commerce ("CIBC") for our commercial building located in Portland, Oregon. The agreement required principal and interest payments due each month over a five-year period. Interest accrued at a fixed rate of 5.00% per year until August 2024, at which point the remaining outstanding principal balance on the amortizing term mortgage was due in full. The borrowings were secured by the building. On August 29, 2024, we repaid in full the then-outstanding balance of $7.6 million and an immaterial amount of accrued interest on the amortizing term mortgage and terminated the associated mortgage agreement with CIBC and secured promissory note. See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
Loan and Security Agreement
In September 2021, we amended and restated our loan and security agreement with CIBC (the "2021 Amended Loan and Security Agreement") which consisted of a $45.0 million initial term loan, the option to enter into an additional $30.0 million delayed term loan that expired in March 2023, and a monthly revolving line of credit of $25.0 million. Under the 2021 Amended Loan and Security Agreement, the initial term loan of $45.0 million was payable over a 60-month period with principal and accrued interest payments due each quarter, commencing on September 30, 2021. The 2021 Amended Term Loan and Security Agreement amortized in equal quarterly installments of $0.1 million through September 30, 2024, $0.2 million beginning October 1, 2024 and $0.6 million beginning October 1, 2025, with any remaining principal balance due and payable on maturity in September 2026. The amounts borrowed accrued interest at the bank’s reference rate plus 2.25% beginning on September 30, 2021 and continued on a quarterly basis through maturity of the term loan. The borrowings were secured by substantially all our assets. The then-outstanding balance of $36.0 million and $0.1 million of accrued interest on the term loan were repaid in full on October 12, 2023.
In February 2024, we entered into a Second Amended and Restated Loan and Security Agreement (as amended by the First Amendment described below, and as may be further amended from time to time, the "2024 Amended Loan and Security Agreement") with CIBC. The 2024 Amended Loan and Security Agreement amends and restates the 2021 Amended Loan and Security Agreement, to extend the maturity date of the revolving line of credit from September 2024 to September 2025, remove certain provisions related to the term loan that was repaid in full in October 2023, and make certain changes to the positive and negative covenants intended to better align with our operations. The 2024 Amended Loan and Security Agreement continues to provide for a $25.0 million revolving credit facility. Borrowings under the revolving line of credit accrue interest at CIBC’s reference rate plus 1.00% (9.00% as of September 30, 2024) and are secured by substantially all our assets. In May 2024, we entered into a First Amendment to the 2024 Amended Loan and Security Agreement, which amended the covenant restricting the amount of repurchases of common stock to allow for certain additional repurchase activity and provided a waiver for our non-compliance during prior periods with the previous version of such covenant.
We incurred an immaterial amount of costs in connection with entering into the 2024 Amended Loan and Security Agreement. These debt issuance costs are reflected as a deferred asset within Other current assets on the Condensed Consolidated Balance Sheets and are being amortized to interest expense on a straight-line basis over the term of the agreement. As of September 30, 2024, the unamortized debt issuance costs included within Other current assets was immaterial.
On April 24, 2024, we entered into an irrevocable standby letter of credit (the "Letter of Credit") issued under the 2024 Amended Loan and Security Agreement to reduce cash collateral requirements in connection with the Updated Card Program. The Letter of Credit was issued in the amount of $1.0 million for the benefit of Bancorp and expires on March 20, 2025. No amounts have been drawn on the Letter of Credit as of September 30, 2024.

On August 29, 2024, we entered into a Second Amendment to the 2024 Amended Loan and Security Agreement, described below.
The then-outstanding balance of $15.0 million and an immaterial amount of accrued interest on the revolving line of credit were repaid in full on July 10, 2024. See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
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
Upon full repayment of the amortizing term mortgage on August 29, 2024, we entered into a Second Amendment to the 2024 Amended Loan and Security Agreement, which permits our wholly-owned subsidiary, 401 SW 5th Ave LLC, to remain an excluded subsidiary provided that the subsidiary does not engage in any operations or activities except to maintain legal existence and ownership of the real property or any related activities thereto, does not hold assets other than real estate assets, and does not incur any indebtedness except for intercompany liabilities permitted under the agreement or grant any liens.
If we fail to perform our obligations under these and other covenants, CIBC’s credit commitments could be terminated and any outstanding borrowings, together with accrued interest, under the credit or loan agreements could be declared immediately due and payable.
As of September 30, 2024, we were in compliance with all debt covenants.
Contractual Obligations and Commitments
As of September 30, 2024, there have been no material changes in our contractual obligations and commitments as disclosed in our 2023 Annual Report.
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
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Part II - Other Information
Item 1. Legal Proceedings
On November 29, 2023, a putative securities class action (the “Putative Class Action”) was filed in the United States District Court for the District of Oregon captioned Wilhite v. Expensify, Inc., et al., Case No. 3:23-cv-01784-JR, naming us, two of our executive officers and two of our former directors as defendants (collectively, the "Defendants"). The lawsuit is purportedly brought on behalf of all those who purchase or acquired our stock pursuant or traceable to our initial public offering (“IPO”). The complaint alleges claims under Sections 11 and 15 of the Securities Act of 1933 based on allegedly false or misleading statements in the offering documents filed in connection with our IPO. The lawsuit seeks unspecified damages and other relief. On January 29, 2024, three shareholders moved to be appointed lead plaintiff in the Putative Class Action. The court appointed a lead plaintiff and lead counsel on March 11, 2024. Pursuant to the parties' stipulation, the lead plaintiff's amended complaint was filed May 10, 2024, naming six of our current board members as additional defendants (together with the Defendants, the "Amended Defendants"). Amended Defendants' motion to dismiss the amended complaint was filed on July 9, 2024. The lead plaintiff's opposition was filed September 6, 2024, and the Amended Defendants' reply was filed October 18, 2024. The court has not yet scheduled a hearing on the Amended Defendants' motion to dismiss. The Amended Defendants deny the allegations of wrongdoing and will continue to vigorously defend against the claims in the Putative Class Action.
On May 10, 2024, a shareholder derivative lawsuit (the "Derivative Action") was filed in the United States District Court for the District of Oregon captioned O'Halloran v. Barrett et al., Case No. 3:24-cv-00775, naming us, all of our current board members and executive officers and two of our former directors as defendants (collectively, the "Derivative Defendants"). On August 14, 2024, the Court stayed the Derivative Action pending resolution of any and all motion(s) to dismiss the Putative Class Action. The case remains stayed. The Derivative Defendants deny the allegations of wrongdoing and will continue to vigorously defend against the claims in the Derivative Action.
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
Item 1A. Risk Factors
Except to the extent updated below or previously updated, or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation”), there have been no material changes to the risk factors set forth in Part I, Item IA. "Risk Factors" of our 2023 Annual Report. You should carefully read and consider the risks and uncertainties, together with all of the other information included in the 2023 Annual Report and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, and other documents that we file with the SEC.

We use third-party artificial intelligence technologies in our business, and the deployment, use, and maintenance of these technologies involve technological and legal risks.
We use third-party artificial intelligence (“AI”), machine learning, and automated decision-making technologies (collectively, “AI Technologies”) throughout our business, and are making significant investments in this area.
For example we use AI Technologies to optimize our internal processes, including analyzing and processing receipts and drafting personalized marketing communications.
We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.
In particular, if the models underlying our AI Technologies are: incorrectly implemented; reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.
We use third-party AI Technologies and infrastructure which may pose operational and data security risks.
We use AI Technologies licensed from third parties, such as OpenAI, in our technologies and our ability to continue to use such technologies at the scale we need may be dependent on access to OpenAI’s software and infrastructure. While we believe that there are alternative third-party AI Technologies which would be suitable, we cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business will be harmed. In addition, to the extent any third-party AI Technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.
Additionally, our reliance on third-party AI Technologies, such as those licensed from OpenAI, involves certain data and security risks. While we seek to obtain contractual commitments from the applicable providers that prohibit the use of our data to train or refine their AI models, we may not be able to implement technical measures to prevent such providers from doing so in contravention to their contractual obligations.
The use of generative AI Technologies may produce inaccurate or infringing content, leading to reputational damage and legal challenges.
There is a risk that generative AI Technologies could produce inaccurate or misleading content or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior that can generate irrelevant, nonsensical, or factually incorrect results, all of which could harm our reputation, business, or customer relationships. While we take measures designed to ensure the accuracy of such AI generated content and to monitor for potential inaccuracies, those measures may not always be successful, and in some cases, we may need to rely on end users to report such inaccuracies.\

The regulatory framework governing the use of AI Technologies is rapidly evolving, and we cannot predict how future legislation and regulation will impact our ability to offer products or services that we develop which leverage AI Technologies.
The regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.
Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies have been enacted in China and are expected to enter into force in the United States and the EU in 2024. In the United States, the Biden administration issued a broad Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence (the “2023 AI Order”), that sets out principles intended to guide AI design and deployment for the public and private sector and signals the increase in governmental involvement and regulation over AI Technologies. The 2023 AI Order instructed several other federal agencies to promulgate additional regulations within specific timeframes regarding the use and development of AI Technologies. Already agencies such as the Department of Commerce and the Federal Trade Commission have issued proposed rules governing the use and development of AI Technologies. Additional legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. In September 2024, California enacted seventeen new bills that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI. These new bills may affect how we use AI Technologies in our business. For example, AB 1008 amends the CCPA to clarify that AI Technologies can generate output that is considered personal information, which would mean that California consumers have a right to request that such personal information generated by AI Technologies be deleted or corrected, pursuant to their rights under the CCPA. Such additional regulations may impact our ability to develop, use and commercialize AI Technologies in the future.
In Europe, on August 1, 2024, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements will apply from August 2, 2026. The EU AI Act applies to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover. In addition, on September 28, 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for AI in the EU. Once fully applicable, the EU AI Act and the Liability Directives will have a material impact on the way AI is regulated in the EU. Further, in Europe we are subject to the European Union General Data Protection Regulation (the “GDPR”), which regulates our use of personal data for automated decision making that results in a legal or similarly significant effect on an individual, and provides rights to individuals in respect of that automated decision making. Recent case law from the Court of Justice of the European Union (“CJEU”) has taken an expansive view of the scope of the GDPR’s requirements around automated decision making and introduced uncertainty in the interpretation of these rules. The EU AI Act, together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.
It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information regarding our purchases of shares of Class A common stock during the three months ended September 30, 2024.

	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program(1)
July 1 - 31, 2024	—	$—	—	$41,000,003
August 1 - 31, 2024	645,938	$2.34	645,938	$39,490,003
September 1 - 30, 2024	—	$—	—	$39,490,003
Three months ended September 30, 2024	645,938		645,938
(1)On May 12, 2022, we announced the approval of a share repurchase program with authorization to purchase up to $50.0 million of our Class A common stock at management’s discretion. The repurchase program does not have an expiration date, does not obligate us to repurchase any specific number of shares and may be modified, suspended or terminated at any time at our discretion. At September 30, 2024, we had approximately $39.5 million remaining under the share repurchase authorization, not including amounts used for net share settlement of vested equity incentive awards.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Insider Trading Arrangements

Trading Arrangement
	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares to be Sold	Expiration Date
Jason Mills, Director	Adopt	September 20, 2024	X		67,992(3)	December 20, 2026
David Barrett, Chief Executive Officer	Terminate	August 14, 2024	X		1,322,360(4)	March 15, 2025
David Barrett, Chief Executive Officer	Adopt	August 15, 2024	X		1,858,550(5)	May 15, 2025
(1)Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2)Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
(3)The trading plan provides for the sale of up to 67,992 shares and terminates upon the earlier of (i) December 20, 2026 or (ii) the aggregate sale of 67,992 shares under the trading plan.
(4)The actual number of shares sold under the trading plan will depend on the current share price when sales occur, this estimation is based on the closing share price on August 14, 2024, the date the plan was terminated.
(5)The actual number of shares sold under the trading plan will depend on the current share price when sales occur, this estimation is based on the closing share price on October 28, 2024.
Certificate of Retirement
On November 7, 2024 the Company filed a Certificate of Retirement with the Secretary of State of the State of Delaware to retire 2,520 shares of LT50 common stock, par value $0.0001 per share, of the Company (“LT50 Common Stock”). All 2,520 shares of LT50 Common Stock were converted into 2,520 shares of Class A common stock, par value $0.0001 per share, of the Company (the “Class A Common Stock”), in connection in connection with the forfeiture to the Company of unvested LT50 Common Stock. The Company’s Amended and Restated Certificate of Incorporation requires that any shares of LT50 Common Stock that are converted into shares of Class A Common Stock be retired and may not be reissued.
Effective upon filing, the Certificate of Retirement amended the Amended and Restated Certificate of Incorporation of the Company to reduce the total authorized number of shares of capital stock of the Company by 2,520 shares. The total number of authorized shares of the Company is now 1,056,838,311, such shares consisting of 1,000,000,000 shares designated Class A Common Stock, 21,871,197 shares designated LT10 Common Stock, 24,967,114 shares designated LT50 Common Stock, each with a par value of $0.0001 per share, of the Company, and 10,000,000 shares designated preferred stock, par value $0.0001 per share, of the Company.

Item 6. Exhibits

Incorporated by Reference

Exhibit No.	Name	Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-41043	3.2	November 15, 2021

10.1*
Second Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of August 28, 2024, by and among Expensify, Inc., the Lenders party thereto and Canadian Imperial Bank of Commerce

31.1*
Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

EXPENSIFY, INC.

Date: November 8, 2024	By:	/s/ David Barrett
David Barrett
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2024	By:	/s/ Ryan Schaffer
Ryan Schaffer
Chief Financial Officer
(Principal Financial Officer)