Form 10-K
period 2024-12-31
Expensify, Inc.
filed 2025-02-27
CIK 1476840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
The aggregate market value of the registrant's Class A common stock, par value $0.0001 per share, held by non-affiliates of the registrant was approximately $88 million as of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, computed based on the closing sale price of the Class A common stock on the Nasdaq Stock Market LLC on such date.
As of February 24, 2025, there were approximately 79,507,184 shares of the registrant's Class A common stock outstanding, 4,209,827 shares of the registrant's LT10 common stock outstanding, and 7,695,524 shares of the registrant's LT50 common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of this Annual Report on Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2025. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

1

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. There are a number of risks, uncertainties, and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors include, among others:
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
•general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability and their effects on software spending;
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
•If we are unable to attract new customers on a cost-effective basis, convert individuals using our free basic expense management feature and organizations using our trial subscriptions into paying customers, retain existing customers and expand usage within organizations, our revenue growth will be harmed.
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
•An economic downturn or economic uncertainty could negatively impact our customers and materially and adversely affect our business, financial condition and results of operations.
•Payments and other financial services-related laws and regulations and government oversight are material to our business. The actions of various policymakers across government levels may create a complexity of multiple, conflicting and changing governmental laws and regulations. Our failure to comply with such laws and regulations could materially harm our business and can subject us to criminal and civil liability.
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
•We may not be able to successfully implement our growth strategies on a timely basis or at all. Even if we are successful, if we fail to effectively manage our growth, our business and results of operations could be harmed.
•Our culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the high employee engagement fostered by our culture, which could harm our business.

Part I.
Item 1. Business
OVERVIEW
Expensify is a leading cloud-based expense management software platform that helps the smallest to the largest businesses simplify the way they manage money. Every day, people from all walks of life in organizations around the world use Expensify to scan and reimburse receipts from flights, hotels, coffee shops, office supplies and ride shares. Since our founding in 2008, we have added over 15 million members to our community, and processed and automated over 1.7 billion expense transactions on our platform as of December 31, 2024, freeing people to spend less time managing expenses and more time doing the things they love. For the quarter ended December 31, 2024, an average of 687,000 paid members across an average of 47,600 companies and over 200 countries and territories used Expensify to make money easy.
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
•Highly integrated. We designed our platform to easily integrate with other business and consumer applications. We offer over 50 pre-built integrations, allowing Expensify to seamlessly connect with accounting and HR systems, travel management software, business and employee bank accounts and credit cards. These integrations enable our members to synchronize data in real-time across their technology ecosystem and automate expense management with the applications and tools they use every day.
We believe that elements of our platform strategy are a critical driver of the viral, widespread adoption of Expensify across and between any type of organization.
Our Business Model
Our platform strategy enables a viral bottom-up business model that is capital efficient and extremely scalable. Anyone can easily download our mobile application or go to our website to sign up for free on their own, and later upgrade to a paid subscription for advanced features. The adoption of Expensify within an organization often starts with the individual employee, who downloads our mobile application or signs up on our website for free and uses it to easily submit expenses to their manager with a few taps. After the employee realizes the benefits of our platform, they become a champion of Expensify and often spread it internally to other employees. With multiple employees using Expensify and valuable features simplifying the manager’s job, the decision maker purchases a subscription to Expensify and becomes a paying customer with a few members. Our usage within an organization expands further as the company adds members and adopts new features such as the Expensify Visa® Commercial Card ("Expensify Card"), Expensify Travel or Bill Pay.
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
Our business subscriptions can be used by teams, organizations, and companies on one of our paid plans, which include our Collect and Control plans, following a free trial. We bill customers on Collect and Control plans at the start of each month based on the number of policy members who were active in the previous month. Each customer has either a "pay per use" plan in which they are billed a flat rate for each active member, or an "annual" plan where they commit to a minimum number of monthly seats in exchange for a discount. Collect and Control customers can access additional discounts if they spend on the Expensify Card:
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
•Build viral loops into our member experience that increase adoption by new customers. We design our expense management platform and every new feature with the aim of frictionless adoption. Individual employees download the Expensify mobile app or sign up on our website, for free, and use it to submit their expenses to their bosses – turning every expense report into a highly targeted marketing message, straight to a decision maker. Outside of expense management, we have expanded our platform and built invoicing and bill payment features with the goal of replicating the frictionless adoption of our expense management feature. By sending an invoice using Expensify, accounts receivable departments naturally promote Expensify to their clients. A company that adopts Expensify bill payment tacitly promotes Expensify to all of their vendors: any one vendor that sends a manual invoice receives an email notifying them that their invoice was converted into an Expensify invoice, and they should sign in to collect payment online. We continue to focus on maintaining and extending the virality of our features to support our viral, bottom-up business model;

•Expand and monetize transaction volume from existing and new customers. We intend to continue to increase the promotion of the Expensify Card to both new and existing customers to drive growth in adoption;
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
•Unlimited virtual cards. Companies can issue an unlimited number of virtual cards with fixed amount or monthly spend limits. This allows for issuing cards for specific merchants or subscriptions and ensuring spend does not exceed your budget.
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
•Cashback. Companies with settled spend in the United States ("U.S.") over $250,000 per month on their Expensify Cards under the Updated Card Program (defined below) receive 2% cashback for all U.S. purchases or 1% for all U.S. purchases if monthly settled spend in the U.S. is under $250,000.

•Daily settlement option. Ensure that employees never overspend what a company is able to pay. Daily settlement also helps smooth cash flows throughout the month, as opposed to one large, uncertain lump sum at month end. Companies can also choose monthly settlement if they prefer a more classic experience.
We believe we have growth potential in many areas in regards to the Expensify Card. Our goal is to continue increasing the number of companies that have adopted the Expensify Card and the number of members that have a card provisioned per company, both of which would increase the amount of total spend converted to the Expensify Card.
Under the original Expensify Card program launched in 2020 (“Legacy Card Program”), Expensify has an agreement with the payment processor, Marqeta, Inc. ("Marqeta"), and relied on Marqeta to manage the relationship with the issuing bank, Sutton Bank, and the card network, Visa, in authorizing and settling transactions. In October 2023, the Company amended the Expensify Card program (“Updated Card Program”) to separately enter into an agreement with a new issuing bank, The Bancorp Bank, N.A. ("Bancorp"), to issue Expensify Cards to customers and authorize and settle transactions on the Visa card network, in providing overall card program management services. The Updated Card Program launched in February 2024 and all new Expensify Cards issued subsequent to the launch of the Updated Card Program operate under that program. As of December 31, 2024, our transition of cardholders from the Legacy Card Program to the Updated Card Program was substantially complete.
Expensify Travel
Expensify Travel is a travel platform that simplifies business travel by integrating booking, approvals, payments, and collaboration into one seamless experience. It has the following key capabilities:
•Seamless bookings. Easily book flights, hotels, rail, and car rentals all from the Expensify app, with options tailored to fit your company’s travel policy. This is designed to provide travelers the best options while staying within their company's budget and compliance guidelines.
•Smart approvals. Real-time, policy-driven approvals ensure trips are authorized quickly, reducing the risk of unnecessary change or cancellation fees. Managers can approve trips with confidence, knowing they align with company policies.
•Streamlined payments and reporting. Centralized virtual card payments simplify expense reconciliation, while automated reporting instantly captures every receipt and change fee for hassle-free tracking. This eliminates manual expense reporting and speeds up reimbursements.
•Real-time collaboration. Dedicated chat rooms connect travelers and travel managers, keeping everyone on the same page with instant updates, approvals, and duty-of-care communication throughout the trip. This facilitates smooth coordination and immediate support when needed.
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
Though Expensify.org launched in January 2020 and is now a 501(c)(3) non-profit, the concept was set into motion before Expensify was founded when David Barrett, Expensify's founder and CEO, had an idea of how to help feed unhoused neighbors he passed every day walking through San Francisco. He developed a platform to load gift cards on-demand from his personal credit card to offer funds immediately for individuals in his neighborhood to purchase food. While this idea didn’t take off, David held onto the concept for more than a decade until it became a reality with the launch of Expensify.org.
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
Our Compliance and Data Security
We are PCI-DSS Level 1, SOC1 Type II, and SOC2 Type II compliant, with external parties performing "grey box" testing. We are integrated with most major banks in the United States, and we process billions of dollars in expense reimbursements every year and are audited periodically by our processing bank. We take privacy and data security seriously and design our systems and processes based on applicable domestic and international data privacy regulations, which sometimes change faster than the wind.
Our Data
As of December 31, 2024, we have processed over 1.7 billion expense transactions for our customers. These expenses span across employees from all functions and layers in organizations of all sizes, industries and geographies. To process these expenses, our platform runs on our proprietary distributed and fully replicated technology architecture that is built to process many multiples of our current transaction volume. We also designed our platform to be deeply integrated and connected with a broad suite of back office systems, consumer applications and banking technology infrastructures that our customers use every day. The combination of the scale and diversity of the expenses we process, the breadth and depth of our integrations and the scalability of our infrastructure has enabled us to build a massive data asset that continually enhances the value of our platform.
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
•Don’t Ruin It for Everyone Else. Whenever there is some complicated scenario with an unclear resolution, we always brainstorm the fairest possible solution — and then put in the hard work to make that ideal solution our actual solution. Fairness rarely comes easy, and is typically far, far from the norm.
We believe that our unique culture and our employees’ happiness and long-term commitment to Expensify is a critical component of our success. As of December 31, 2024 we had 115 full-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements.

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
Concierge is also supported with generative AI trained on how to use Expensify. All customer inquiries are screened to see if they can be answered from our help documentation. If they can be, Concierge will automatically respond with an answer formulated by generative AI using the help documentation as its source. Approximately 80% of initial inquiries are able to be answered automatically by Concierge without escalation.
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
Success Coaches are full-time employees who manage the bulk of our product management. Approximately 25% of Success Coach time is spent on traditional product management activity (i.e., writing product proposals, engaging with the product development team, testing new functionality, updating documentation). The remaining approximately 75% is spent doing traditional account management tasks and performing "supervised training" of the Concierge AI in response to edge case conversations escalated from Second Responders. We believe that by keeping our product managers involved with the customers we design and develop features that customers like to use — supporting our product-led growth.
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
We believe we compete favorably with our competitors on the basis of the factors described above. We believe our unique approach, business model, and company culture drive significant competitive differentiation. We continue our intense design focus on the employee experience, to support our viral bottom-up business model to drive profitable growth and to nurture our one-of-a-kind company structure and culture to maintain this competitive advantage.
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
As of December 31, 2024, we had 16 trademark registrations in the United States, including EXPENSIFY, EXPENSICON, PERSONAL KARMA, EXPENSIFY THIS, SMARTSCAN, CONCEIRGE, CORPORATE KARMA, YOU WEREN’T BORN TO DO EXPENSES, LAT* TALKS, LAT TALKS, SWIPE TO WIN, and LONG ASS TABLE TALKS. Various other marks have also been published by us such as EXPENSIFY PAYMENTS, AT THE SPEED OF CHAT, TRAVEL AND EXPENSE AT THE SPEED OF CHAT, EASY MONEY, EXPENSIFY IS EASY MONEY, EXPENSIFY – IT’S EASY MONEY, NEW EXPENSIFY, KARMA POINTS and the Expensify “E” Logo. We also had approximately 101 trademark registrations (including international registrations) and approximately 11 pending applications in certain foreign jurisdictions, including Canada, the European Union, the United Kingdom, Mexico, Brazil, Australia and New Zealand. We will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective. We also own several domain names, including www.expensify.com, use.expensiffy.com, www.expensify.org, and new.expensify.com.
As of December 31, 2024, we had 26 issued patents and 12 pending patent applications in the United States. Our issued patents expire between August 18, 2028 and March 26, 2040. We have 2 pending applications in each of Europe, Australia and Canada, and 1 pending application in the Patent Cooperation Treaty. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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
We may not be able to successfully implement our growth strategies on a timely basis or at all. Even if we are successful, if we fail to effectively manage our growth, our business and results of operations could be harmed.
We operate in a relatively new and rapidly changing category of preaccounting software, and widespread acceptance and use of our platform and features, particularly our expense management feature, is critical to our future growth and success. We believe our growth depends on a number of factors, including, but not limited to, our ability to:
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
Our ability to accurately plan for and model future growth is limited and subject to a number of risks and uncertainties, due in part to our global operations, customer preferences and mix of products and features. If our assumptions regarding these risks and uncertainties, which we use to plan our business strategies and operations, are incorrect or change due to industry or market developments, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business could suffer. Additionally, the growth and expansion of our business and platform may place a significant strain on our management and our administrative, operational and financial reporting resources. For example, we are required to manage multiple relationships with various strategic, integration and channel partners, customers and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, our computer systems, procedures, or internal controls may not be adequate to support our operations, and our management may not be able to manage such growth effectively. To effectively manage growth, we must continue to implement and improve our operational, financial and management information and reporting systems and manage our employee base. If future revenue growth does not offset any increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to maintain profitability. In addition, as we seek to continue to expand internationally, we will likely encounter unexpected challenges and expenses due to unfamiliarity with local regulations, requirements, practices and markets.
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
If we are unable to attract new customers on a cost-effective basis, convert individuals using our free basic expense management feature and organizations using our trial subscriptions into paying customers, retain existing customers and expand usage within organizations, our revenue growth will be harmed.
To increase our revenue, we must increase our customer base through various methods, including but not limited to, retaining existing customers, adding new customers, converting individuals using our free basic expense management feature and organizations using our trial subscriptions into paying customers, and expanding usage within organizations. Our business is subscription-based, with monthly and annual subscriptions, and customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire.
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
For example, in 2021 we released the first version of an open-source financial group chat optimized for financial conversations, designed to be used both in and outside of work, and maintained by a community of open source developers. The current version has a subset of the features of our legacy app available as we continue development. We expect our open-source offering to be a complete rewrite of the Expensify front end, built on a new React Native platform that uses the same codebase across iOS, Android, web and desktop once completed. Although we see this direction as a natural next step in our long-term product vision, we have not developed an open-source financial group chat (or similar feature) before, and it may not meet customer needs, gain member traction or generate revenue sufficient to offset the costs of development, which could harm our business even if and when the feature complete version is released.
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
Our business depends on the economic health of our current and prospective customers and the overall state of the economy. Declining levels of economic activity may lead to declines or delays in business spending, declines in the number of paid monthly members of our platform and fewer transactions for which our platform may be used, which may result in decreased revenue for us. Uncertain and adverse economic conditions may cause customers to change their company policies to limit expense reimbursement and have led to increased requests for, and may lead to, increased refunds and chargebacks. Additionally, economic uncertainty and negative economic pressures may cause prospective or existing customers to defer investment or expansion in their business, and they may become more price-sensitive and perceive our platform as too costly. As of December 31, 2024, businesses with fewer than 1,000 employees accounted for approximately 95% of our customers by revenue, and we focus our product, marketing and sales efforts on these businesses, including SMBs. These customers may be more susceptible to general economic conditions than larger businesses, which may have greater liquidity and access to capital. Our competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering their prices and attempting to lure away our customers. Many of our larger competitors currently focus their product offerings on larger customers who may be less susceptible to general economic conditions. As a result, our larger competitors may be better positioned than we are to increase their market share with businesses of all sizes. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our platform offerings. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations and financial condition could be materially and adversely affected.
Payments and other financial services-related laws and regulations and government oversight are material to our business. The actions of various policymakers across government levels may create a complexity of multiple, conflicting and changing governmental laws and regulations. Our failure to comply with such laws and regulations could materially harm our business and can subject us to criminal and civil liability.
The regulatory environment in which we conduct our business is extensive and complex. The local, state, and federal laws, rules, regulations, licensing and other authorization schemes, and industry standards that govern our business, including our payment services, include, or may in the future include, those relating to banking, invoicing, cross-border and domestic money transmission, foreign exchange, payments services (such as payment processing and settlement services), anti-money laundering, combating terrorist financing, escheatment, U.S. and international sanctions regimes, and compliance with the Payment Card Industry Data Security Standard ("PCI-DSS"), a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data.
These laws, rules, regulations, licensing and other authorization schemes, and industry standards are administered and enforced by multiple authorities and governing bodies in the United States, including but not limited to the U.S. Department of the Treasury, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, Office of Foreign Assets Control, self-regulatory organizations, and numerous state and local governmental and regulatory authorities. These various authorities and governing bodies may enact conflicting laws or regulations that are complex and may change frequently. Responding to such conflicting, complex or changing rules and regulations entails inherent costs, and any actual or perceived failure to comply with existing or new laws and regulations, or orders of any governmental authority, including changes to or expansion of their interpretations, may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, enforcement actions in one or more jurisdictions, result in additional compliance and licensure requirements, and increased regulatory scrutiny of our business. In addition, we may be forced to restrict or change our operations or business practices, make product changes, or delay planned product launches or improvements. Any of the foregoing could materially adversely affect our brand, reputation, business, results of operations, and financial condition.
Expensify Payments LLC (“Expensify Payments”) is a licensed money transmitter (or its equivalent) in various U.S. states and territories and is in the process of obtaining money transmission licenses in a number of additional states and territories. As a licensed money transmitter, Expensify Payments, its ultimate beneficial owners, and its control persons are subject to a range of restrictions and ongoing compliance obligations under the money transmitter statutes (or their equivalent) administered by the banking departments (or their equivalent) of the various U.S. states and territories where it is licensed, including requirements with respect to the investment of customer funds, financial recordkeeping and reporting, reconciliation of customer funds, bonding, minimum capital, minimum net worth, disclosure, and inspection by regulatory authorities concerning various aspects of its business. In a number of cases, evaluation of our compliance efforts, as well as questions of whether and to what extent our activities in connection with the provision of certain products and services (both current and historical) are considered money transmission, are matters of regulatory interpretation and could change over time. In the past, regulators have identified violations or alleged violations by us of certain statutory and regulatory requirements, and we have been subject to fines and other penalties by state regulatory authorities due to their interpretation and application of their respective state money transmitter regime to our activities. As a result of the laws and regulations applicable to us and our business, we are and could in the future be subject to investigations, inspections, examinations, and supervision, and resulting liability, including governmental fines, restrictions on our business, or other similar enforcement actions, and we could be forced to cease conducting certain aspects of our business with residents of certain jurisdictions, be forced to change our business practices in certain jurisdictions, or be required to obtain additional licenses, regulatory approvals, or other similar authorizations. We cannot make any assurances that we will be able to obtain or maintain any such licenses, regulatory approvals, and other similar authorizations, and there could be substantial costs and potential product changes involved in obtaining and maintaining any such licenses, approvals, or other similar authorizations, which could have a material adverse effect on our business. In addition, there are substantial costs and potential product changes involved in maintaining and renewing any licenses, regulatory approvals, and other similar authorizations, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, net worth, corporate governance, or other requirements applicable to us, including those required in connection with maintaining such licenses, approvals, or authorizations. These factors could impose substantial additional costs on us, involve considerable delay to the development or provision of our products or services to our customers, require significant and costly operational changes, or prevent us from providing our products or services in any given market.
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
For example, as a result of the bankruptcy and collapse of Synapse Financial Technologies, Inc., Expensify Payments has become subject to further recordkeeping requirements and received increased inquiries from regulators regarding our record keeping systems and process. These increased requirements and inquiries could lead to increased costs for maintaining our compliance with required regulations.
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
On February 25, 2025, the Executive Committee authorized a share repurchase program to repurchase up to $50 million of our outstanding Class A common stock, which replaces the Company's share repurchase program that was approved in 2022. Although the Executive Committee has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing, manner, price and total amount of future repurchases will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of loan agreements and other considerations. The share repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents and marketable securities.
We rely on a single third-party vendor, issuing bank and card network for our Expensify Card, and if we lose any of these services, our business, results of operations, financial condition and growth prospects could be harmed.
The Expensify Card is an important element of our growth strategy, and we believe that, over time, the Expensify Card will be a prominent corporate card solution for SMBs in our core markets. For our Legacy Card Program, launched in 2020, we rely on a single third-party vendor, Marqeta, for the Expensify Card, who also manages the relationship with the card's issuing bank, Sutton Bank, and the card network, Visa. In the annual periods ended December 31, 2024, 2023 and 2022, consideration from this vendor representing monetized Expensify Card activities reduced our cost of revenue by $7.2 million, $10.1 million, and $6.2 million, respectively. Our agreement with Marqeta initially had a three year term that was renewed in June 2022 and now automatically renews annually thereafter unless either party provides 90 days’ notice prior to renewal.
Under our Updated Card Program, which launched in February 2024, we rely on Marqeta as the payment processor, Bancorp as the card’s issuing bank, and Visa as the card network. In the annual period ended December 31, 2024, interchange revenue earned under the Updated Card Program was $9.2 million. Under the Updated Card Program, our agreement with Marqeta has an initial term of approximately four years, and will automatically renew annually thereafter. Our agreement with Bancorp has an initial five year term, and will automatically renew annually thereafter.
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
We rely on a single third-party vendor and travel management company ("TMC") for Expensify Travel, and if we lose any of these services, our business, results of operations, financial condition and growth prospects could be harmed.
Expensify Travel is an important element of our growth strategy, and we believe that, over time, Expensify Travel will be a prominent travel booking solution for SMBs in our core markets. We rely on a single third-

party vendor, Spotnana, for Expensify Travel who manages the booking platform and interfaces with the TMC, Solutions Travel, LLC, to complete bookings. Our agreement with the TMC has a three year term that automatically renews annually thereafter unless either party provides 30 days' notice prior to renewal.
In addition to standard termination for cause provisions, either party can terminate without cause upon 90 days' notice after the first year term is completed. In the event of termination, we have the right to request transition services for up to three months after termination, and during the transition period the agreement will continue on the same terms. If such transition is not successful, or if we otherwise lose the TMC for any reason, we could experience service interruptions as well as delays and additional expenses, and we may be unable to replace these services on competitive terms, or at all, which could harm our business, results of operations, financial condition, and growth prospects. Such termination or loss could lead to our customers having to go directly to airlines, hotels, or other providers for support instead of through Expensify or the TMC.
If we or our third party providers fail to protect our IT Systems against security incidents, or otherwise to protect our Confidential Information, there may be damage to our reputation and brand, material financial penalties, and legal liability, which could substantially harm our business, financial condition, and results of operations.
We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems, but also rely on third parties for a range of IT Systems and related products and services. We and certain of our third-party providers also collect, maintain, and process data about our customers, including personal information and information about their financial transactions. We also process personal information about our employees, vendors, and business partners, and those who purchase products or services from our customers – as well as proprietary information such as trade secrets (collectively, “Confidential Information”).
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
We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Expensify” brand is critical to expanding our customer base and establishing and maintaining relationships with partners. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts, our ability to ensure that our platform remains high-quality, reliable, useful and competitively priced, the quality and perceived value of our platform, our ability to successfully differentiate our platform and features from those of our competitors and the ability of our customers to achieve successful results by using our platform and features. Maintaining and enhancing our brand may require us to make substantial investments not just in our core expense management service but also in newer features, such as our financial chat services, and to make substantial investments in foreign markets, and these investments may not be successful. We also plan to enhance our brand and drive interest in our overall platform by introducing certain consumer-focused features, which may not be successful. Substantial advertising expenditures may be required to maintain and enhance our brand, which may not prove successful. Advertising and other brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. For example, in 2023 we opened the Expensify Lounge in San Francisco, CA as a brand awareness campaign, but it ultimately did not yield the expected results and was shut down in late 2023. Further, in 2023 we hosted our third ExpensiCon, an invite-only, all-expenses paid industry conference set in an exotic location that included a full itinerary of events and excursions. We spent significant resources on ExpensiCon and achieved mixed results. There can be no assurance that similar initiatives will achieve desired results. Additionally, there could be a negative reaction to certain advertising campaigns and values-based activity and communications. If we fail to promote and maintain the “Expensify” brand, or if we incur excessive expenses in this effort, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad customer adoption of our platform and features. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become more difficult and expensive.
We expect to continue to make substantial investments and expenditures related to the growth of our business.
To improve the scalability, security, efficiency and failover aspects of our features, and to support our ongoing efforts to expand and enhance our platform and our business, we are continually updating our software and content and investing in the development, introduction and customer acceptance of new features, enhancements, integrations, capabilities and versions of our existing features. Additionally, we have and will need to continue to make substantial investments and expenditures to, among other things:
•hire new and retain existing employees;
•maintain, expand, update and improve our infrastructure;
•expand our sales and marketing activities, including to obtain channel partners and to expand our SMB and consumer advertising;
•expand our operations across multiple geographies; and
•pay for increasing costs associated with our general and administrative organization.
We may also review or revise our software architecture as we grow, which may require significant resources and investments. For example, in 2021 we released the first version of an open-source financial group chat optimized for financial conversations, designed to be used both in and outside of work, and maintained by a community of open source developers. We expect our open-source offering to be a complete rewrite of the Expensify front end, built on a new React Native platform that uses the same codebase across iOS, Android, web and desktop once it is completed. There can be no assurance that this direction will achieve customer acceptance or that we will realize the anticipated return on our investment even if and when the feature complete version is released.
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
For example we use AI Technologies to optimize our internal processes, including analyzing and processing receipts, responding to customer support requests, and drafting personalized marketing communications.
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
Additionally, our reliance on third-party AI Technologies, such as those licensed from OpenAI, involves certain data privacy and security risks. While we generally seek to obtain contractual commitments from the applicable providers that prohibit the use of our data to train or refine their AI models, we may not be able to implement technical measures to prevent such providers from doing so in contravention to their contractual obligations. For more information on data privacy and security risks, see the risk factor “We receive, process, store and use business and personal data, which subjects us to governmental regulation and other legal obligations related to data privacy, protection and security, and our actual or perceived failure to comply with such obligations could harm our business and expose us to liability.”
The use of generative AI Technologies may produce inaccurate or infringing content, leading to reputational damage and legal challenges.
There is a risk that generative AI Technologies could produce inaccurate or misleading content or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior that can generate irrelevant, nonsensical, or factually incorrect results, all of which could harm our reputation, business, or customer relationships. While we take measures designed to ensure the accuracy of such AI generated content and to monitor for potential inaccuracies, those measures may not always be successful, and in some cases, we may need to rely on end users to report such inaccuracies.
The regulatory framework governing the use of AI Technologies is rapidly evolving, and we cannot predict how future legislation and regulation will impact our ability to offer products or services that we develop which leverage AI Technologies.
The regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies, or could be rescinded or amended as new administrations take differing approaches to evolving AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.
Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies have been enacted in China and either entered into force in the United States and the EU in 2024 or are expected to enter into force in 2025.
Additionally, In the United States, the Trump administration has rescinded an executive order relating to the safe and secure development of AI Technologies that was previously implemented by the Biden administration. The Trump administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded Biden executive order. Thus, the Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. U.S. legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision-making. California also enacted seventeen new laws in 2024 that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. Such additional regulations may impact our ability to develop, use, procure and commercialize AI Technologies in the future.
In Europe, on August 1, 2024, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements will apply from August 2, 2026. The EU AI Act applies to companies that develop, use and/or provide AI in the EU and—depending on the AI use case—includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI Technologies and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the EU Product Liability Directive will have a material impact on the way AI is regulated in the EU. The EU AI Act, together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.
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
In addition, one of our business strategies is to supplement our small core team of generalists with a large number of specialist contractors, managed by third-party vendors, from around the world. For example, we rely on certain third-party vendors to provide a specialized on-demand workforce to provide 24/7 real-time chat support and free phone onboarding for every Expensify member. We have used and will continue to use this strategy to pair our core group of engineering generalists with a global network of open source engineering specialists, such as for the development and maintenance of our open-source financial group chat. If we are unable attract a sufficient number of specialized on-demand workers, or if changes to applicable foreign, state and local laws governing the definition or classification of independent contractors make it difficult or impossible for us to hire a sufficient number of specialized on-demand workers in a cost-effective manner, our costs could increase and our business, results of operations and financial condition could be harmed.
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
We believe that a critical component of our success has been our culture, which is deeply embedded in everything we do. Our culture is centered on a belief that a life well lived is one that enables you to achieve the following three goals: Live Rich, Have Fun and Save the World. We have invested substantial time and resources in building our team with an emphasis on collaboration and innovation, ensuring customer success and a commitment to diversity and inclusion. We invest in our culture to create fun, diverse and memorable experiences for our employees, including certain employee travel to company-wide meetings in the U.S. and abroad. As we continue to grow and develop the infrastructure associated with being a public company, we will need to maintain our culture among a larger number of employees dispersed in various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel.
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
Our revenue generated from customers outside the United States was $12.4 million (9% of our revenue), $13.3 million (9% of our revenue), and $14.7 million (9% of our revenue) for the annual periods ended December 31, 2024, 2023 and 2022, respectively. Our core geographies are the United States, the United Kingdom, Canada and Australia. In the future, we may pursue expansion of our international operations. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. In addition, we face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
As we seek to expand our business globally, our overall performance will depend in part on worldwide economic and geopolitical conditions. Economies domestically and internationally have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, employment pressures in services sectors, volatility in credit, equity and foreign exchange markets, bankruptcies and health crises, as well as war, terrorist activity, political unrest, civil strife and other geopolitical uncertainty, and the resulting impact on business continuity and travel, supply chain disruptions, inflation, security issues, and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. See the risk factor titled, “—Changes in government trade policies, including the imposition of tariffs, could materially adversely affect our results of operations” for more information.
For example, the invasion of Ukraine by Russian military forces in February 2022 and Hamas's attack on Israel in October 2023 has resulted in sustained conflict and disruption in those regions and the surrounding areas. The length, impact and outcome of these conflicts are highly unpredictable; however, they caused and could continue to cause significant market and other disruptions, some of which have already been experienced, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability and changes in consumer or purchaser preferences, as well as an increase in cyberattacks and espionage. Additionally, sanctions or other measures implemented by other countries, as well as potential responses from other countries, could adversely affect the global economy and financial markets, which could in turn have a material adverse effect on our business, financial condition and results of operations. In addition, political instability or adverse political developments and new or continued economic deterioration in any of the countries in which we operate could harm our business, results of operations and financial condition.
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
We receive, process, store and use business and personal data relating to our employees, business contacts, members and customers around the world (collectively, “Personal Data”), including the United States and the European Economic Area (“EEA”). As a result, our business is subject to a number of federal, state, local and foreign laws, regulations, regulatory codes and guidelines governing data privacy, data protection and security, including with respect to the collection, storage, use, processing, transmission, disclosure and protection of Personal Data.
For example, in the United States, the data protection landscape is rapidly growing and evolving on both the state and federal level. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, over a third of U.S. states have passed their own comprehensive consumer privacy laws that have or will soon go into effect that introduce new data privacy rights for consumers and new operational requirements for companies. For instance, the California Consumer Privacy Act (“CCPA”) provides data privacy rights for California residents and operational requirements for covered businesses. Among other things, companies covered by the CCPA must provide new disclosures to California residents and afford such residents certain privacy rights relating to their Personal Data. The CCPA also considers certain financial information to be “sensitive personal information” imposing additional requirements on businesses. The CCPA is enforceable by the California Attorney General and the California Privacy Protection Agency, a new, additional enforcement bureau. The California Privacy Protection Agency is continuously amending the CCPA regulations, building upon the requirements in the CCPA, including with respect to automated decision making, risk assessment, and cybersecurity audits. In the event of an actual or perceived violation of the CCPA, these regulators could seek severe statutory damages, injunctive relief or agreed settlements providing for ongoing audit and reporting requirements. There is also a private right of action relating to certain data security incidents. Additionally, laws in all fifty U.S. states require notification of certain incidents to a number of third parties, such as impacted customers, regulators, credit reporting agencies or others when certain information has been compromised as a result of a security breach. We cannot fully predict the impact of these laws, or subsequent guidance, regulations or rules on our business or operations, but they may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use Personal Data, our financial condition, and the results of our operations or prospects. Further, if we become subject to new state-level privacy laws, guidelines or regulations in the future, we may be required again to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
Furthermore, at the federal level, we are also subject to laws, regulations and standards covering financial institutions, marketing, advertising, cookies, tracking technologies, e-marketing, and other activities conducted by telephone, email, mobile devices and the internet, such as the Gramm-Leach-Bliley Act (“GLBA”), the Federal Wiretap Act, the Telephone Consumer Protection Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, and similar state consumer protection and communication privacy laws. The GLBA regulates, among other things, the use of certain information about individuals (“non-public personal information”) in the context of the provision of financial services. The GLBA includes both a “Privacy Rule,” which imposes obligations on financial institutions relating to the use or disclosure of non-public personal information, and a “Safeguards Rule,” which imposes obligations on financial institutions and, indirectly, their service providers to implement and maintain physical, administrative and technological measures to protect the security of non-public personal financial information. Any failure to comply with the GLBA could result in substantial financial penalties.

Additionally, the Federal Trade Commission ("FTC") and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ Personal Data secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. There are a number of legislative proposals in the United States, at both the federal and state level, and in the EU and more globally, that could impose new obligations in areas such as e-commerce and other related legislation or liability for copyright infringement by third parties. We cannot yet determine the impact that these future laws, regulations and standards may have on our business.
In addition, the EU General Data Protection Regulation (the “EU GDPR”) and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the "GDPR") which impose stringent data protection requirements for processing the Personal Data of individuals. The GDPR places data protection obligations on processors and controllers of personal data, including, for example, disclosure and transparency requirements, limitations on retention and processing of personal data, and mandatory data breach notification requirements. In addition, the GDPR regulates transfers of Personal Data subject to the GDPR to third countries that have not been found to provide adequate protection to such Personal Data, and we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the European Commission approval of the current EU-US Data Privacy Framework for data transfers to certified entities in the United States to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement alternative data transfer mechanisms under the GDPR and/or take additional compliance and operational measures; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.
Since we are under the supervision of relevant data protection authorities in both the EEA and the UK, we may be fined under both the EU GDPR and UK GDPR for the same breach. Penalties for certain breaches are up to the greater of EUR 20 million/ GBP 17.5 million or 4% of our global annual turnover. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices for a compulsory audit and/or civil claims (including class actions).
We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. In the EU and UK, informed consent is required for the placement of certain cookies or similar tracking technologies on an individual’s device and for direct electronic marketing. Consent is tightly defined and includes a prohibition on pre-checked consents and a requirement to obtain separate consents for each type of cookie or similar technology. Recent European court and regulator decisions are driving increased attention to cookies and similar tracking technologies.
In addition to the EU, a growing number of other global jurisdictions are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of Personal Data or similar requirements that could increase the cost and complexity of delivering our platform, particularly as we expand our operations internationally. Some of these laws, such as the General Data Protection Law in Brazil, or the Act on the Protection of Personal Information in Japan, impose similar obligations as those under the GDPR. Others, such as those in Russia, India and China, could potentially impose more stringent obligations, including data localization requirements.

We seek to comply with applicable laws, regulations, policies, legal obligations and industry standards and have developed privacy policies, data processing addenda and internal privacy procedures to reflect our practices designed to achieve such compliance. However, such laws, regulations, regulatory codes and guidelines regulations are complex, may be inconsistent across jurisdictions or conflict with other rules and their interpretation is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent and therefore, there can be no assurance that our policies and process will be fully implemented, complied with, or effective. For instance, laws in all fifty U.S. states and outside the United States (and sometimes contractual and/or other obligations) and certain international laws and regulations require notification of certain incidents to a number of third parties, such as impacted customers, regulators, credit reporting agencies or others when certain information has been compromised as a result of a security breach. Compliance with such laws may require changes to our data collection, use, transfer, disclosure, other processing, and certain other related business practices and may thereby increase compliance costs or have other material adverse effects on our business. Further, any significant change in applicable laws, regulations, or industry practices regarding the use or disclosure of our Personal Data, could require us to modify our platform, possibly in a material manner, and may limit our ability to develop new services and features that make use of Personal Data regarding our members and customers.
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
In the future, we may raise additional capital through additional debt or equity financings to support our business growth, to respond to business opportunities, challenges, or unforeseen circumstances, or for other reasons. On an ongoing basis, we evaluate sources of financing and may raise additional capital in the future. Our ability to obtain additional capital will depend on our development efforts, business plans, investor demand, operating performance, the condition of the capital markets, and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity or equity-linked securities, those securities may have rights, preferences, or privileges senior to the rights of existing stockholders, and existing stockholders may experience dilution. Debt financing, if available, may involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which could reduce our operational flexibility or make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, subject to limited exceptions, our loan and security agreement with Canadian Imperial Bank of Commerce ("CIBC"), as amended and restated on February 21, 2024 and as amended on February 13, 2025, and as may be further amended from time to time, ("2024 Amended Loan and Security Agreement"), restricts us from incurring indebtedness without the prior written consent of the lender. Further, if we are unable to obtain additional capital when required, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances would be adversely affected.
Our operating activities may be restricted as a result of covenants related to the indebtedness under our 2024 Amended Loan and Security Agreement and/or future indebtedness, and we may be required to repay the outstanding indebtedness in an event of default, which would have an adverse effect on our business.
Our 2024 Amended Loan and Security Agreement consists of a $25.0 million revolving line of credit, which matures in September 2025, and subjects us, and any future indebtedness would likely subject us, to various customary covenants, including requirements as to financial reporting, insurance and certain liquidity and leverage thresholds and restrictions on our ability to maintain cash deposits outside of CIBC above certain thresholds, dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to engage in transactions with affiliates, to encumber our intellectual property and certain other restrictions on our activities. Our business may be adversely affected by these restrictions on our ability to operate our business.
Additionally, our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which we are unable to control. We may be required to repay any outstanding indebtedness if an event of default occurs under the 2024 Amended Loan and Security Agreement. Under the 2024 Amended Loan and Security Agreement, an event of default will occur if, among other things, we fail to make payments under such agreement; we breach certain of our covenants under such agreement, subject to specified cure periods with respect to certain breaches; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit CIBC to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. CIBC could also exercise its rights as collateral agent to take possession of, and to dispose of, the collateral securing the loan, which collateral includes substantially all of our personal property (including intellectual property). Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events. We may seek to enter into an extension of the 2024 Amended Loan and Security Agreement or enter into a new facility with another lender. We may not be able to extend the term or obtain other debt financing on terms that are favorable to us, if at all, and we could be subject to additional restrictions on our business operations. If we are unable to obtain adequate financing or financing on satisfactory terms when required, our ability to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
As of December 31, 2024, we were not in compliance with all debt covenants under the 2024 Amended Loan and Security Agreement, specifically the covenant restricting the amount of repurchases of common stock, which includes net share settlements of stock-based awards. On February 13, 2025, we entered into a third amendment to the 2024 Amended Loan and Security Agreement, which amended the covenant restricting the amount of repurchases of common stock, which includes net share settlements of stock-based awards, to allow for certain additional net share settlement activity and which provided a waiver from CIBC for our non-compliance with the previous version of such covenant as of December 31, 2024. We do not believe non-compliance with this covenant had any material impact on our operations.
We expect to be in compliance with all debt covenants under the 2024 Amended Loan and Security Agreement by the end of the fiscal quarter ended March 31, 2025. However, if a waiver from CIBC is required in the future for potential non-compliance, CIBC may be unwilling to provide a waiver and could, as a result, call our outstanding debt obligations immediately which could have a material adverse effect on our financial condition.
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
Changes in government trade policies, including the imposition of tariffs, could materially adversely affect our results of operations.
We lease servers and other hardware in order to provide our services. These servers are highly custom, built to order servers, which from time to time need to be upgraded, repaired or replaced. Many of these servers contain parts that are manufactured in Taiwan, China, and other international regions. The Trump Administration has threatened to impose severe tariffs on imports from some or all of these regions. The imposition of such tariffs could materially increase the cost of maintenance for our servers or prevent us from being able to obtain parts all together. While our systems are designed to be redundant and fault tolerant, our inability to upgrade or repair them could result in our inability to continue to provide services to the expectations of our customers, which could lead to a loss of customers and materially adversely affect our results of operations.

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
Additionally, our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, and weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Such failure could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Stock Market LLC ("Nasdaq").
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
We may have exposure to greater than anticipated tax liabilities.
Our tax obligations are varied and include U.S., federal, state and local taxes and international taxes due to the nature of our business. The tax laws that are applicable to our business are subject to interpretation and require significant judgment. We may recognize additional tax expense and be subject to additional tax liabilities due to changes in tax laws, regulations, and administrative practices and principles, including changes to the tax framework in the jurisdictions in which we operate.
We are subject to regular review and audit by U.S. federal, state, and foreign tax authorities. Tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could increase the amount of taxes imposed on our business, and harm our financial position, results of operations, and cash flows. In particular, we are currently under examination by the Internal Revenue Service ("IRS") for our 2021 and 2022 tax years. We are continuing to respond to inquiries related to these examinations. These examinations could result in challenges to various positions we have asserted in our tax filings and could impact our tax liability. The ultimate resolution of these examinations, and any other reviews, audits or litigation, may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
In addition, economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes in our favor more difficult. While to date no material adjustments have been requested by tax authorities, including by the IRS related to its examination of the 2021 and 2022 tax years, an unfavorable outcome from any tax examination or audit could result in higher tax costs, penalties and interest, thereby adversely affecting our financial condition or results of operations. We regularly assess the likely outcomes of any audits and other tax disputes to determine the appropriateness of our tax provision and establish reserves for material, known tax exposures. However, the calculation of such tax exposures involves the application of complex tax laws and regulations in many jurisdictions. Therefore, there can be no assurance that we will accurately predict the outcomes of any tax examination, audit or other tax dispute or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related reserves.

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
Each share of our LT10 and LT50 common stock is entitled to 10 and 50 votes per share, respectively, and each share of our Class A common stock is entitled to one vote per share. All shares of LT10 and LT50 common stock are held directly by the Voting Trust established in connection with our initial public offering pursuant to a voting trust agreement ("Voting Trust Agreement"). As of December 31, 2024, the Voting Trust held 4,209,827 and 7,695,524 shares of LT10 and LT50 common stock, respectively, representing approximately 13.0% of the economic interest and 84.3% of the voting power of outstanding capital stock. All decisions with respect to the voting (but not the disposition) of shares held in the Voting Trust from time to time will be made by the trustees of the Voting Trust ("Trustees") in their sole and absolute discretion, and with no responsibility under the Voting Trust Agreement as stockholder, trustee or otherwise, except for his or her own individual malfeasance. The Voting Trust and its Trustees will, for the foreseeable future, have significant influence over our corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. The Voting Trust is able to, subject to applicable law, elect all of the members of our Board of Directors and control actions to be taken by us and our Board of Directors, including amendments to our amended and restated certificate of incorporation and amended and restated bylaws, compensation matters and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. This concentrated control will limit your ability to influence corporate matters for the foreseeable future and may materially adversely affect the market price of our Class A common stock. It is possible that the interests of the Voting Trust may, in some circumstances, conflict with our interests and the interests of our other stockholders, including you. For example, the Voting Trust may have different tax positions or other differing incentives from other stockholders that could influence its decisions regarding whether and when to cause us to dispose of assets, incur new or refinance existing indebtedness, or take other actions. Additionally, the Voting Trust and the holders of our LT10 and LT50 common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests.
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
We are a “controlled company” within the meaning of Nasdaq listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
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
We rely on some or all of these exceptions. As a result, we do not have a majority of independent directors, we do not have a nominating and corporate governance committee, and the members of our compensation committee are not independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
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
Sales of a substantial number of shares of our Class A common stock in the public market or the perception that these sales might occur in large quantities, could cause the market price of our Class A common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2024, we had 79,471,414 shares of Class A common stock outstanding, 4,209,827 shares of LT10 common stock outstanding and 7,695,524 shares of LT50 common stock outstanding. Our amended and restated certificate of incorporation imposes transfer restrictions on shares of our LT10 and LT50 common stock.
There were 3,744,480 shares of Class A common stock issuable upon the exercise of exercisable options outstanding as of December 31, 2024. We registered all of the shares of Class A common stock issuable upon the exercise of outstanding options, upon the settlement of restricted stock units ("RSUs") issued following our initial public offering ("IPO") or in connection with other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock will become eligible for sale once issued, subject to compliance with applicable securities laws.
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
Increases in interest rates, like what has been experienced in recent years, may cause a corresponding decline in demand for equity investments. Any such increase in interest rates or reduction in demand for our Class A common stock resulting from other relatively more attractive investment opportunities may cause the market price of our Class A common stock to decline.
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
Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic, epidemic, or other health crises. The COVID-19 pandemic disrupted our business and impacted our employees, partners, third-party service providers and customers. In particular, effects of the COVID-19 pandemic, such as economic instability, remote work and travel restrictions negatively affected demand for our platform as employees incurred fewer work- and travel-related expenses and submitted fewer expense reimbursement requests to their employers, and as SMBs downsized or went out of business. Many very small businesses ("VSBs") and SMBs experienced substantial revenue and cash liquidity declines in the early months of the COVID-19 pandemic, and there were high observed rates of small business failures. The COVID-19 pandemic also negatively impacted the amount of expenses incurred by our paid members, our annual gross logo retention, our net seat retention, the launch of our Expensify Card and the roll-out of our co-working spaces.
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

We are subject to various risks associated with climate change and other environmental, social, and governance matters.
There is increased scrutiny from investors, customers, policymakers, and other stakeholders regarding companies’ management of climate change, human capital, and various other ESG matters. For example, there are inherent environmental risks wherever business is conducted, and climate change is expected to increase the frequency or severity of certain disasters or result in chronic changes that result in additional risks.
We engage in various initiatives to manage ESG matters and address related stakeholder expectations; however, such initiatives can be costly and may not have the desired effect. Methodologies and data for such initiatives are complex and continue to evolve. Moreover, stakeholder expectations are not uniform and, at times, conflict. Any failure to successfully navigate such expectations, including any regulatory requirements or interpretations, may result in reputational harm or other adverse impacts to our business.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.
We design and assess our program based on applicable laws and regulations, and informed by industry standards and industry-recognized practices including but not limited to following the latest NIST and CISA guidance and SOC 2 Principles and Framework. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use such laws and regulations and industry standards and practices as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program include but are not limited to the following:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, and information;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.

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
The Board receives periodic reports from management on our cybersecurity risks. In addition, management updates the Board, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant.
Our management team, including our Chief Compliance Officer and Director of Engineering, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and external cybersecurity consultants. Our Chief Compliance Officer and Director of Engineering have over 8 and 12 years of experience, respectively, in various software development, cybersecurity, product management, and other technology-related roles. Our Chief Compliance Officer and Director of Engineering have each served in a number of significant leadership roles at our company since 2017 and 2013, respectively, including oversight of security, safety, and integrity initiatives.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.
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

3:23-cv-01784-JR, naming us, two of our executive officers and two of our former directors as defendants (collectively, the “Defendants”). The lawsuit is purportedly brought on behalf of all those who purchase or acquired our stock pursuant or traceable to our initial public offering (“IPO”). The complaint alleges claims under Sections 11 and 15 of the Securities Act of 1933 based on allegedly false or misleading statements in the offering documents filed in connection with our IPO. The lawsuit seeks unspecified damages and other relief. On January 29, 2024, three shareholders moved to be appointed lead plaintiff in the Putative Class Action. The court appointed a lead plaintiff and lead counsel on March 11, 2024. Pursuant to the parties’ stipulation, the lead plaintiff’s amended complaint was filed May 10, 2024, naming six of our current board members as additional defendants (together with the Defendants, the “Amended Defendants”). Amended Defendants’ motion to dismiss the amended complaint was filed on July 9, 2024. The lead plaintiff’s opposition was filed on September 6, 2024, and the Amended Defendants’ reply was filed on October 18, 2024. On December 30, 2024, the magistrate judge issued findings and recommendation that the Amended Defendants’ motion to dismiss be granted in part and denied in part. The lead plaintiff and Amended Defendants each filed objections to the magistrate judge’s findings and recommendation on January 21, 2025, and responses to the objections on February 4, 2025. The district court has not yet ruled on the Amended Defendants’ motion to dismiss or on the parties’ objections to the magistrate judge’s findings and recommendation. The defendants intend to deny the allegations of wrongdoing and vigorously defend against the claims in the Putative Class Action.
On May 9, 2024, a shareholder derivative lawsuit was filed in the United States District Court for the District of Oregon captioned O’Halloran v. Barrett, et al., Case No. 3:24-cv-00775 (the “O’Halloran Action”), purportedly on our behalf, naming us as nominal defendant, and all of our current board members and executive officers and two of our former directors as defendants (collectively, the “Derivative Defendants”). On August 14, 2024, the Court stayed the O’Halloran Action pending resolution of any and all motion(s) to dismiss the Putative Class Action.
On December 18, 2024, a shareholder derivative lawsuit was filed in the United States District Court for the District of Oregon captioned Da Silva v. Barrett, et al., Case No. 3:24-cv-02095 (the “Da Silva Action” and with the O’Halloran Action, the “Derivative Action”), purportedly on our behalf against the Derivative Defendants and asserting substantively the same claims as those asserted in the O’Halloran Action. On January 2, 2025, the parties to the Derivative Action filed a stipulation to consolidate the O’Halloran and Da Silva Actions and apply the stay entered in the O’Halloran Action to the Derivative Action. On February 10, 2025, the Court consolidated the O’Halloran and Da Silva Actions and applied the existing stay to the consolidated action under the caption In re Expensify, Inc. Derivative Litigation, Case No. 3:24-cv-00775-SI. The Derivative Defendants deny the allegations of wrongdoing and will continue to vigorously defend against the claims in the Derivative Action.
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
HOLDERS OF OUR COMMON STOCK
As of February 24, 2025, there were 17 stockholders of record of our Class A common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
As of February 24, 2025, the Expensify Voting Trust held all of the outstanding shares of our LT10 common stock and LT50 common stock.
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
RECENT SALES OF UNREGISTERED SECURITIES
None.

ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information regarding our purchases of shares of Class A common stock during the three months ended December 31, 2024:

	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program(1)
October 1 - 31, 2024	—	$—	—	$39,490,003
November 1 - 30, 2024	—	$—	—	$39,490,003
December 1 - 31, 2024	—	$—	—	$39,490,003
Total	—		—
(1)On May 12, 2022, we announced the approval of a share repurchase program with authorization to purchase up to $50.0 million of our Class A common stock at management’s discretion. The 2022 repurchase program was scheduled to expire in March 2025. On February 27, 2025, we announced the approval of a new share repurchase program with authorization to purchase up to $50.0 million of our Class A common stock at management's discretion, which replaced the 2022 share repurchase program. The 2025 repurchase program expires on March 31, 2028 and does not obligate us to repurchase any specific number of shares and may be modified, suspended or terminated at any time at our discretion.

PERFORMANCE GRAPH
This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Expensify, Inc. under the Securities Act or the Exchange Act.
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Nasdaq Composite Index (“Nasdaq Composite”), S&P 500 Index (“S&P 500”), and the S&P 500 Information Technology Index (“S&P 500 IT”). The graph assumes $100 was invested at the market close on November 10, 2021, which was the first day our Class A common stock began trading. Data for the Nasdaq Composite, S&P 500 and S&P 500 IT indexes assumes reinvestment of dividends. The graph uses the closing market price on November 10, 2021 of $41.06 per share as the initial value of our Class A common stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Comparison of Cumulative Total Return
$200.00
$150.00
$100.00
$50.00
$0.00
11/10/2021
12/31/2021
2/28/2022
4/30/2022
6/30/2022
8/31/2022
10/31/2022
12/31/2022
2/28/2023
4/30/2023
6/30/2023
8/31/2023
10/31/2023
12/31/2023
2/29/2024
4/30/2024
6/30/2024
8/31/2024
10/31/2024
12/31/2024
EXFY
Nasdaq Composite
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
The following discussion and analysis of our financial condition and results of operations generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. A discussion of 2022 items and year-to-year comparisons between 2023 and 2022 can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024.
OVERVIEW
Expensify is a cloud-based expense management software platform that helps the smallest to the largest businesses simplify the way they manage money. Every day, people from all walks of life in organizations around the world use Expensify to scan and reimburse receipts from flights, hotels, coffee shops, office supplies and ride shares. Since our founding in 2008, we have added over 15 million members to our community and processed and automated over 1.7 billion expense transactions on our platform as of December 31, 2024, freeing people to spend less time managing expenses and more time doing the things they love. For the year ended December 31, 2024, an average of 687,000 paid members across an average of 47,600 companies and over 200 countries and territories used Expensify to make money easy.
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
We monetize transactions from the Expensify Card by receiving a percentage of the interchange for all spend on the card. As we expand our platform, we continue to increase the number of integrations and to more actively promote the Expensify Card with complementary use cases beyond expense management to both new and existing customers to drive increased adoption.
We monetize bookings via Expensify Travel by charging a booking fee on each booking. We intend to continue to develop complimentary features to Expensify Travel to increase the number of existing companies using Expensify Travel and to attract new customers.

Key Factors Affecting Our Performance
Our performance depends on many factors, including the following:
INVESTING IN PRODUCT-LED GROWTH
We continue to focus on growing the number of paid members on our platform. Relative to other software companies, we invest more in product development and less in sales. This investment in product allows us to develop easy-to-use but powerful features that encourage adoption of our platform. Our ability to grow our paid members depends on our viral, bottom-up adoption cycle that starts with an individual employee. After downloading our free app to submit expenses and realizing the benefits of Expensify, our enthusiastic members champion our platform internally, spread it via word-of-mouth or invites to other employees and often convince decision makers to adopt Expensify company-wide. In order to continue to grow, we believe we must continue prioritizing investments in our platform to delight our members and drive viral expansion.
CONVERTING FREE MEMBERS
Our success depends on converting users who try the free aspects of the Expensify platform into paid members. While our viral model means that employees or contractors often introduce Expensify into small and medium-sized businesses (“SMBs"), companies subscribe and pay for the majority of our paid members.
INVESTING TO MAINTAIN MARKET CONSENSUS
Our viral and word-of-mouth adoption model is effective in part because we have established ourselves as a recognized leader in expense management for SMBs. We deploy large scale brand advertising to promote our platform strength and create market consensus that Expensify is a category leader for expense management software. Additionally, in 2023 we hosted our third ExpensiCon, an invite-only, all-expenses paid industry conference, with the goal of increasing our market consensus among our Approved! Accounting partners and increasing adoption of our platform. We believe investing in market consensus enables us to focus on creating great viral features for our members rather than relying on low-margin, unscalable activities of traditional sales and marketing to drive customer acquisition. In 2024 we invested in a promotional marketing opportunity to have Expensify heavily featured in Apple's biggest budget film, F1, which is scheduled to be released in theaters on June 27, 2025. Our goal is that this will increase our brand awareness and support our bottom-up, word of mouth marketing.
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
Gross logo retention and net seat retention are important indicators of customer satisfaction and usage of our platform. We calculate our gross logo retention rate as of the end of a period by using (a) the number of distinct companies who have ever had five or more paid members paying for a subscription during the period ending one year prior as the denominator and (b) the number of those same companies that are still paying for at least one subscription during the more recent period as the numerator. In 2024 and 2023, our annual gross logo retention was 81% and 74%, respectively. We calculate our net seat retention rate as of the end of a period by using (a) the number of paid member seats from companies who have ever had five or more paid members paying for a subscription during the period ending one year prior as the denominator and (b) the number of paid member seats at those same companies during the more recent period as the numerator. In 2024 and 2023, our net seat retention was 86% and 99%, respectively. Our growth will depend on our ability to retain existing customers.
INTRODUCING FEATURES TO EXPAND OUR RELATIONSHIP WITH EXISTING CUSTOMERS
We fully launched the Expensify Card in 2020 and we intend to actively promote the Expensify Card to both new and existing customers to drive increased adoption. In 2024, we launched our travel platform, Expensify Travel, as a natural extension of our expense management product. Many companies look for combined travel and expenses solutions in order to streamline the booking to reimbursement flow. Outside of the Expensify Card and Expensify Travel, we have invested, and will continue to invest, in developing features complementary and adjacent to expense management. At most companies, not every employee generates expenses that would be submitted via an expense report on a monthly basis. As we add additional features that are used by all employers, we have the potential to monetize the segment of our customers’ employees that are not submitting expense reports.
MACROECONOMIC TRENDS
Our business and the operations of our customers, the majority of which are SMBs, depend on the overall state of the economy, and we and they could be negatively impacted by slower economic growth and a potential for a recession. Although certain indicators have suggested that inflation has made downward progress, the economy continues to be impacted by elevated inflation rates and faces further inflation risk. Tariff and trade issues also continue to cause overall uncertainty with respect to the economy. See the section titled "Risk Factors" in this Annual Report on Form 10-K for further discussion of the possible impact of such macroeconomic trends on our business. Additionally, other potential challenging macroeconomic conditions, and the resulting impact on business continuity and travel, could negatively impact our business.

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
During the year ended December 31, 2024, the Expensify Card consisted of two card programs operating concurrently: the "Legacy Card Program," which was the original program when the Expensify Card launched in 2020, and the "Updated Card Program," which launched in February 2024. All new Expensify Cards issued subsequent to the launch of the Updated Card Program operate under that program. As of December 31, 2024, our transition of cardholders from the Legacy Card Program to the Updated Card Program was substantially complete.
Under the Updated Card Program, we generate revenue from the authorization and settlement of Expensify Card transactions and are contractually entitled to all interchange generated on Expensify Card transactions based on our agreement with the issuing bank. Under the Updated Card Program, we are the principal in the transaction and recognize interchange as revenue on a gross basis within Revenue on the accompanying Consolidated Statements of Operations. Interchange revenue was $9.2 million for the year ended December 31, 2024.
We offer a cashback rewards program to all customers on the Updated Card Program based on volume of Expensify Card transactions. Cashback rewards are earned on a monthly basis and are applied against outstanding customer receivables or are paid out the following month. We consider our cashback rewards as consideration payable to a customer, and it is recorded as contra revenue within Revenue on the Consolidated Statements of Operations. Cashback rewards applied against outstanding customer receivables are reflected as a reduction to Accounts receivable, net on the Consolidated Balance Sheets. Cashback rewards liability is recorded within Accrued expenses and other liabilities on the Consolidated Balance Sheets. The cashback rewards fluctuate over time as customers meet eligibility requirements and timing of payments made to customers.
Cost of Revenue, Net
Cost of revenue, net primarily consists of expenses related to hosting our service, including the costs of data center capacity, credit card processing fees, third-party software license fees, outsourcing engineering costs to maintain our platform, outsourcing costs to support customer service and outsourcing costs to support our patented scanning technology SmartScan, net of consideration from a vendor for monetizing Expensify Card activities. Additional costs include amortization of finance right-of-use assets, amortization expense on capitalized software development costs and personnel-related expenses, including stock-based compensation and employee costs attributable to supporting our customers and maintenance of our platform.
Consideration from a vendor is related to the Expensify Card under the Legacy Card Program, where we use a third-party vendor to issue Expensify Cards and process the related transactions. The vendor is contractually entitled to the interchange through its relationships with the card network and card issuing bank. The vendor keeps a portion of the interchange for their services, and our agreement with the vendor results in us receiving the remainder of the interchange (our remainder portion, "Expensify interchange amount"). The vendor also charges us fees ("vendor fees") for the services it provides to us. Due to the nature of the vendor agreement, we do not record the Expensify interchange amount as revenue under the Legacy Card Program. Instead, the net of the Expensify interchange amount and vendor fees are paid to us, which we record as "Consideration from a vendor, net," a contra expense in Cost of revenue, net on the Consolidated Statements of Operations. The following summarizes these various amounts for each of the periods presented:

	Year ended December 31,
	2024	2023
	(in thousands)
Expensify interchange amount	$8,014	$11,144
Vendor fees	(821)	(1,009)
Consideration from a vendor, net	$7,193	$10,135

OPERATING EXPENSES
Research and Development
Research and development expenses consist primarily of personnel-related expenses, including stock-based compensation, and external contributor costs incurred related to the planning and preliminary project stage of new products or enhancing existing products or services. We capitalize certain software development costs that are attributable to developing or adding significant functionality to our internal-use software during the application development stage of the projects. All research and development expenses, excluding capitalized software development costs, are expensed as incurred.
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
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses, including stock-based compensation, for any employee time allocated to administrative functions, including finance and accounting, legal and compliance, and human resources. In addition to personnel-related expenses, general and administrative expenses consist of business insurance, rent, utilities, depreciation on property and equipment, amortization of operating lease right-of-use assets, information technology and external professional services, including finance and accounting, audit, tax, legal and compliance, and human resources. We expect that general and administrative expenses will remain consistent as it relates to costs associated with being a publicly traded company, including legal, audit, business insurance and consulting fees.

Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related expenses, including stock-based compensation, advertising expenses, depreciation on property and equipment, outsourcing costs for sales and product demos, branding and public relations expenses, referral fees for strategic partners and other benefits that we provide to our referral and affiliate partners. We expect sales and marketing expenses will increase as we expand our brand marketing.
Interest and Other Expenses, Net
Interest and other expenses, net, consist primarily of interest paid under our credit facilities with Canadian Imperial Bank of Commerce ("CIBC"). It also includes the results of operations of our Fifth & Harvey, LLC subsidiary, which holds title to and manages operations of the operating lease for lots in Portland, Oregon that are currently used to host multiple portable food vendors open to the general public, realized gains and losses on foreign currency transactions and foreign currency remeasurement. We expect interest and other expenses, net will decrease as all outstanding debt has been paid off as of December 31, 2024.
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
The following table sets forth our results of operations for the periods presented:

	Year ended December 31,
	2024	2023
	(in thousands, except per share data)
Revenue	$139,236	$150,687
Cost of revenue, net(1)	64,239	66,888
Gross margin	74,997	83,799
Operating expenses:
Research and development(1)	24,638	23,368
General and administrative(1)	38,382	49,228
Sales and marketing(1)	12,797	44,352
Total operating expenses	75,817	116,948
Loss from operations	(820)	(33,149)
Interest and other expenses, net	(1,572)	(5,327)
Loss before income taxes	(2,392)	(38,476)
Provision for income taxes	(7,663)	(2,980)
Net loss	$(10,055)	$(41,456)
Net loss per share:
Basic and diluted	$(0.12)	$(0.50)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	87,380,708	82,493,226
Net loss margin	(7)%	(28)%

(1)Includes stock-based compensation expense as follows:

	Year ended December 31,
	2024	2023
	(in thousands)
Cost of revenue, net	$12,506	$13,868
Research and development	11,900	10,870
General and administrative	6,815	9,842
Sales and marketing	2,316	6,632
Total stock-based compensation expense	$33,537	$41,212

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2024 AND 2023
Revenue

	Year ended December 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Revenue	$139,236	$150,687	$(11,451)	(8)%

Revenue decreased $11.5 million, or 8%, for the year ended December, 31, 2024 compared to the same period in 2023, primarily due to (i) a decrease in billable activity across our user base, including a decrease in pay-per-use billable activity which has a higher average fee per member than our annual members, and (ii) an increase in contra revenue related to cashback payments driven by the increased adoption and spend captured from members using the Expensify Card. These decreases were partially offset by an increase in interchange revenue driven primarily by a shift in cardholder spend from the Legacy Card Program to the Updated Card Program.
Cost of Revenue, Net and Gross Margin

	Year ended December 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Cost of revenue, net	$64,239	$66,888	$(2,649)	(4)%
Gross margin	$74,997	$83,799	$(8,802)	(11)%
Gross margin %	54%	56%

Cost of revenue, net decreased by $2.6 million, or 4%, for the year ended December 31, 2024 compared to the same period in 2023. Cost of revenue, net decreased primarily due to (i) a decrease in outsourcing activities related to maintaining our platform, and (ii) a decrease in total employee and employee related expenses subject to allocation. These were partially offset by a decrease in Consideration from a vendor, net driven primarily by a shift in cardholder spend from the Legacy Card Program to the Updated Card Program.
Gross margin decreased to 54% in 2024 compared to 56% in the same period in 2023 due to the factors described in the preceding paragraphs for Revenue and Cost of revenue, net.
Research and Development

	Year ended December 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Research and development	$24,638	$23,368	$1,270	5%

Research and development expenses increased by $1.3 million, or 5%, for the year ended December 31, 2024 compared to the same period in 2023, primarily due to an increase in employee time spent on project initiatives and new product features, partially offset by a decrease in total employee and employee related expenses subject to allocation.

General and Administrative

	Year ended December 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
General and administrative	$38,382	$49,228	$(10,846)	(22)%

General and administrative expenses decreased $10.8 million, or 22%, for the year ended December 31, 2024 compared to the same period in 2023, primarily due to (i) a decrease in total employee related expenses subject to allocation, (ii) a decrease in settlement losses, and (iii) a decrease in business insurance expense.
Sales and Marketing

	Year ended December 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Sales and marketing	$12,797	$44,352	$(31,555)	(71)%

Sales and marketing expenses decreased $31.6 million, or 71%, for the year ended December 31, 2024 compared to the same period in 2023, primarily due to (i) a decrease in outsourcing activities related to sales and product demos, (ii) a decrease in total employee and employee related expenses subject to allocation and a decrease in time spent on sales and marketing activities, (iii) a decrease in advertising spend, and (iv) a decrease in marketing event spend.
Interest and Other Expenses, Net

	Year ended December 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Interest and other expenses, net	$(1,572)	$(5,327)	$3,755	(70)%

Interest and other expenses, net decreased by $3.8 million, or 70%, for the year ended December 31, 2024 compared to the same period in 2023 primarily due to a decrease in interest expense incurred due to the repayments of the term loan component of the 2021 Amended Loan and Security Agreement (as defined below), the revolving line of credit and the amortizing term mortgage.
Provision for Income Taxes

	Year ended December 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$(7,663)	$(2,980)	$(4,683)	157%

We recorded a provision for income taxes of $7.7 million for the year ended December 31, 2024 compared to a $3.0 million provision for income taxes for the year ended December 31, 2023. We follow the asset and liability method of accounting for income taxes, whereby we recognize deferred income taxes for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. During the years ended December 31, 2024 and 2023, we recorded an incremental valuation allowance of $0.9 million and $3.7 million, respectively. The provision for income taxes reflects taxable income earned and taxed in U.S. federal and state, and non-U.S. jurisdictions.
Our effective income tax rate was (320.4)% and (7.7)%, for the years ended December 31, 2024 and 2023, respectively. The effective income tax rate differs from the statutory rate in 2024 primarily due to nondeductible stock-based compensation, the compensation limitations imposed by Internal Revenue Code ("IRC") Section 162(m), and the change in the valuation allowance. The effective income tax rate differs from the statutory rate in 2023 primarily due to nondeductible stock-based compensation, the change in the valuation allowance, and the compensation limitations imposed by IRC Section 162(m).
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through our cash flow from operations, sales of our equity securities and borrowings under our credit facilities. As of December 31, 2024, we had $48.8 million in cash and cash equivalents with no outstanding indebtedness and $24.0 million of capacity available for borrowings under the revolving line of credit.
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
CASH FLOWS
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$23,877	$1,559
Net cash used in investing activities	(7,628)	(7,294)
Net cash used in financing activities	(22,073)	(45,317)
Net decrease in cash and cash equivalents and restricted cash	$(5,824)	$(51,052)

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities was $23.9 million for the year ended December 31, 2024 as compared to $1.6 million for the same period in 2023. The increase is primarily due to a decrease in marketing and advertising spend and a decrease in outsourcing activities related to sales and product demos, partially offset by a decrease in revenue.
CASH FLOWS FROM INVESTING ACTIVITIES
During the year ended December 31, 2024, net cash used in investing activities was $7.6 million, primarily consisting of software development costs.
Net cash used in investing activities increased for the year ended December 31, 2024 compared to the same period in 2023, primarily due to an increase in employee and external contributor software development costs offset by a decrease in the purchase of property and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES
During the year ended December 31, 2024, net cash used in financing activities was $22.1 million, primarily consisting of the repayment of the revolving line of credit and the amortizing term mortgage, and the repurchase and retirement of common stock, which was partially offset by proceeds from common stock purchased under our 2021 Stock Purchase and Matching Plan ("Matching Plan").
During the year ended December 31, 2023, net cash used in financing activities was $45.3 million, primarily consisting of principal payments on the term loan, the repurchase and retirement of common stock, and payment for employees taxes withheld from stock-based awards, which was partially offset by proceeds from common stock purchased under the Matching Plan.
Share Repurchase Program
On May 10, 2022, the Executive Committee approved a share repurchase program with authorization to purchase up to $50.0 million of shares of Class A common stock ("2022 Share Repurchase Program"). We may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act, in accordance with applicable securities laws and other restrictions. The actual timing, manner, price and total amount of future repurchases will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of loan agreements and other considerations. The 2022 Share Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, and the program may be suspended or terminated by us at any time at our discretion without prior notice. As of December 31, 2024, there was approximately $39.5 million remaining under the share repurchase authorization.
The 2022 Share Repurchase Program was scheduled to expire on March 31, 2025. On February 25, 2025, the Executive Committee approved a new share repurchase program with authorization to purchase up to $50.0 million of shares of Class A common stock ("2025 Share Repurchase Program") that replaces the 2022 Share Repurchase Program. Pursuant to the 2025 Share Repurchase Program, we may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act, in accordance with applicable securities laws and other restrictions. The actual timing, manner, price and total amount of future repurchases will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of loan agreements and other considerations. The 2025 Share Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, and the program may be suspended or terminated by us at any time at our discretion without prior notice.
See Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.
CREDIT FACILITIES
Amortizing Term Mortgage
In August 2019, we entered into an $8.3 million amortizing term mortgage agreement with CIBC for our commercial building located in Portland, Oregon. The agreement required principal and interest payments due each month over a five-year period. Interest accrued at a fixed rate of 5.00% per year until August 2024, at which point the remaining outstanding principal balance on the amortizing term mortgage was due in full. The borrowings were secured by the building. On August 29, 2024, we repaid in full the then-outstanding balance of $7.6 million and an immaterial amount of accrued interest and terminated the associated mortgage agreement with CIBC and secured promissory note. See Note 7 to our condensed consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

2021 Loan and Security Agreement
In September 2021, we amended and restated our loan and security agreement with CIBC (the "2021 Amended Loan and Security Agreement") which consisted of a $45.0 million initial term loan, the option to enter into an additional $30.0 million delayed term loan that expired in March 2023, and a monthly revolving line of credit of $25.0 million. Under the 2021 Amended Loan and Security Agreement, the initial term loan of $45.0 million was payable over a 60-month period with principal and accrued interest payments due each quarter, commencing on September 30, 2021. The term loan amortized in equal quarterly installments of $0.1 million through September 30, 2024, $0.2 million beginning October 1, 2024 and $0.6 million beginning October 1, 2025, with any remaining principal balance due and payable on maturity in September 2026. The amounts borrowed accrued interest at the bank’s reference rate plus 2.25% beginning on September 30, 2021 and continued on a quarterly basis through maturity of the term loan. The borrowings were secured by substantially all our assets. The then-outstanding balance of $36.0 million and $0.1 million of accrued interest on the term loan were repaid in full on October 12, 2023.
2024 Loan and Security Agreement
In February 2024, we entered into a Second Amended and Restated Loan and Security Agreement (as amended by the amendments described below, and as may be further amended from time to time, the "2024 Amended Loan and Security Agreement") with CIBC. The 2024 Amended Loan and Security Agreement amended and restated the 2021 Amended Loan and Security Agreement in its entirety, to extend the maturity date of the revolving line of credit from September 2024 to September 2025, remove certain provisions related to the term loan that was repaid in full in October 2023, and make certain changes to the positive and negative covenants intended to better align with our operations. The 2024 Amended Loan and Security Agreement provides for a $25.0 million revolving credit facility. Borrowings under the revolving line of credit accrue interest at CIBC’s reference rate plus 1.00% and are secured by substantially all our assets.
We incurred an immaterial amount of costs in connection with entering into the 2024 Amended Loan and Security Agreement. These debt issuance costs are reflected as a deferred asset within Other current assets on the Consolidated Balance Sheets and are being amortized to interest expense on a straight-line basis over the term of the agreement.
On April 24, 2024, we entered into an irrevocable standby letter of credit (the "Letter of Credit") issued under the 2024 Amended Loan and Security Agreement to reduce cash collateral requirements in connection with the Updated Card Program. The Letter of Credit was issued in the amount of $1.0 million for the benefit of The Bancorp Bank, N.A. and expires on March 20, 2025. No amounts have been drawn on the Letter of Credit as of December 31, 2024.
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
In February 2025, we entered into a Third Amendment to the 2024 Amended Loan and Security Agreement, which amended the covenant restricting the amount of repurchases of common stock, which includes net share settlements of stock-based awards, to allow for certain additional net share settlement activity and provided a waiver for our non-compliance of this covenant as of December 31, 2024 with the previous version of such covenant.
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
If we fail to perform our obligations under these and other covenants, CIBC's credit commitments could be terminated and any outstanding borrowings, together with accrued interest, under the credit or loan agreements could be declared immediately due and payable.
As of December 31, 2024, we were not in compliance with all debt covenants under the 2024 Amended Loan and Security Agreement, specifically the covenant restricting the amount of repurchases of common stock, which includes net share settlements of stock-based awards. As described above, in February 2025, we entered into the Third Amendment to the 2024 Amended Loan and Security Agreement, which included a waiver for our non-compliance of this covenant as of December 31, 2024. We do not believe non-compliance with this covenant had any material impact on our operations.
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
The following table sets forth the average number of paid members for the quarters ended March 31, 2023 through December 31, 2024 (in thousands):

Quarter ended	Paid members
March 31, 2023	747
June 30, 2023	742
September 30, 2023	719
December 31, 2023	719
March 31, 2024	688
June 30, 2024	684
September 30, 2024	684
December 31, 2024	687
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

	Year ended December 31,
	2024	2023
	(in thousands, except percentages)
Adjusted EBITDA	$39,372	$13,174
Adjusted EBITDA margin	28%	9%

Non-GAAP Net Income and Non-GAAP Net Income Margin
We define non-GAAP net income as net loss from operations in accordance with GAAP excluding stock-based compensation. We define non-GAAP net income margin as non-GAAP net income divided by total revenue for the same period. We are focused on profitable growth and we consider non-GAAP net income to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of stock-based compensation, which is not considered indicative of the core operating performance of our business.

	Year ended December 31,
	2024	2023
	(in thousands, except percentages)
Non-GAAP net income (loss)	$23,482	$(244)
Non-GAAP net income (loss) margin	17%	—%

Free Cash Flow
We define free cash flow as net cash provided by operating activities excluding changes in settlement assets and settlement liabilities, which represent funds held for customers and customer funds in transit, respectively, reduced by the purchases of property and equipment and software development costs.

	Year ended December 31,
	2024	2023
	(in thousands, except percentages)
Free cash flow	$23,863	$555
Free cash flow margin	17%	—%

Reconciliations of Non-GAAP Financial Measures
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Adjusted EBITDA and Adjusted EBITDA Margin

	Year ended December 31,
	2024	2023
	(in thousands, except percentages)
Net loss	$(10,055)	$(41,456)
Net loss margin	(7)%	(28)%
Add:
Provision for income taxes	7,663	2,980
Interest and other expenses, net	1,572	5,327
Depreciation and amortization	6,655	5,111
Stock-based compensation expense	33,537	41,212
Adjusted EBITDA	$39,372	$13,174
Adjusted EBITDA margin	28%	9%

Non-GAAP net income and non-GAAP net income margin

	Year ended December 31,
	2024	2023
	(in thousands, except percentages)
Net loss	$(10,055)	$(41,456)
Net loss margin	(7)%	(28)%
Add:
Stock-based compensation expense	33,537	41,212
Non-GAAP net income (loss)	$23,482	$(244)
Non-GAAP net income (loss) margin	17%	—%

Adjusted Operating Cash Flow and Free Cash Flow

	Year ended December 31,
	2024	2023
	(in thousands, except percentages)
Net cash provided by operating activities	$23,877	$1,559
Operating cash flow margin	17%	1%
(Increase) decrease in changes in assets and liabilities:
Settlement assets, net	2,469	6,398
Settlement liabilities	5,145	(108)
Adjusted operating cash flow	31,491	7,849
Less:
Purchase of property and equipment	—	(1,384)
Software development costs	(7,628)	(5,910)
Free cash flow	$23,863	$555
Free cash flow margin	17%	—%

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2024:

	Payments due by period
	(in thousands)
	Less than 1 year	1-3 years	More than 3 years	Total
Finance lease commitments	$153	$102	$—	$255
Operating lease commitments	1,079	3,114	4,499	8,692
Total	$1,232	$3,216	$4,499	$8,947

Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms whereby we agree to indemnify customers, issuing banks, card networks, vendors and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Changes in Stockholders' Equity, or Consolidated Statements of Cash Flows.
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
Under the Updated Card Program, we generate revenue from the authorization and settlement of Expensify Card transactions. We partner with an issuing bank to issue Expensify Cards to customers as a feature of the Company’s SaaS. Our agreement with the issuing bank allows for card transactions to be authorized and settled on the Visa network. We are contractually entitled to all interchange generated on Expensify Card transactions based on our agreement with the issuing bank. Based on our agreements with the payment processor and issuing bank, we are the principal in the transaction. As such, we recognize interchange as revenue on a gross basis within Revenue on the accompanying Consolidated Statements of Operations.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K for recently issued and adopted accounting pronouncements.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Expensify, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Expensify, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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

Subscription Revenue

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company primarily generates revenue from subscription fees that are based on the number of monthly members accessing and using the Company’s hosted software services. Subscription revenue is generally recognized monthly based on the number of monthly members and contractual rate per member.
Given the process is highly automated and is dependent on the effective design and operation of certain systems which are specifically designed for the Company’s business, auditing the Company's calculation of subscription revenue required significant audit effort and a high degree of auditor judgment to evaluate the relevance and reliability of audit evidence.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's calculation of subscription revenue. For example, with the assistance of IT professionals, we tested the controls over the initiation of subscriptions, the determination of monthly members and the calculation of billings. We also tested controls related to interfaces between the Company’s relevant systems as well as the relevant information technology general controls over those systems.

To test the Company's subscription revenue, we performed substantive audit procedures that included, among others, extracting data from the relevant systems to evaluate the completeness and accuracy of recorded revenue amounts through data analytics, recalculating billings, and tracing a sample of billings to cash receipts.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.
San Francisco, California
February 27, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Expensify, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Expensify, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Expensify, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

San Francisco, California
February 27, 2025

Expensify, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31,
	2024	2023
Assets
Cash and cash equivalents	$48,772	$47,510
Accounts receivable, net	12,701	13,834
Settlement assets, net	42,406	39,261
Prepaid expenses	12,089	5,649
Other current assets	20,908	30,978
Total current assets	136,876	137,232
Capitalized software, net	16,232	12,494
Property and equipment, net	13,621	14,372
Lease right-of-use assets	5,441	6,435
Deferred tax assets, net	499	457
Other assets	1,011	5,794
Total assets	$173,680	$176,784
Liabilities and stockholders' equity
Accounts payable	$196	$1,425
Accrued expenses and other liabilities	8,240	9,390
Borrowings under line of credit	—	15,000
Current portion of long-term debt, net of original issue discount and debt issuance costs	—	7,655
Lease liabilities, current	729	432
Settlement liabilities	28,845	33,990
Total current liabilities	38,010	67,892
Lease liabilities, non-current	5,738	6,467
Other liabilities	1,689	1,681
Total liabilities	45,437	76,040
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, par value $0.0001; 10,000,000 shares of preferred stock authorized as of December 31, 2024 and 2023, respectively; no shares of preferred stock issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, par value $0.0001; 1,000,000,000 shares of Class A common stock authorized as of December 31, 2024 and 2023; 79,471,414 and 70,569,815 shares of Class A common stock issued and outstanding as of December 31, 2024 and 2023, respectively; 21,871,197 and 24,994,989 shares of LT10 common stock authorized as of December 31, 2024 and 2023, respectively; 4,209,827 and 7,333,619 shares of LT10 common stock issued and outstanding as of December 31, 2024 and 2023, respectively; 24,967,114 and 24,998,941 shares of LT50 common stock authorized as of December 31, 2024 and 2023, respectively; 7,695,524 and 7,321,894 shares of LT50 common stock issued and outstanding as of December 31, 2024 and 2023, respectively
	9	8
Additional paid-in capital	279,062	241,509
Accumulated deficit	(150,828)	(140,773)
Total stockholders' equity	128,243	100,744
Total liabilities and stockholders' equity	$173,680	$176,784

97
The accompanying notes are an integral part of these consolidated financial statements.

Expensify, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year ended December 31,
	2024	2023	2022
Revenue	$139,236	$150,687	$169,495
Cost of revenue, net	64,239	66,888	62,669
Gross margin	74,997	83,799	106,826
Operating expenses:
Research and development	24,638	23,368	13,692
General and administrative	38,382	49,228	58,490
Sales and marketing	12,797	44,352	49,876
Total operating expenses	75,817	116,948	122,058
Loss from operations	(820)	(33,149)	(15,232)
Interest and other expenses, net	(1,572)	(5,327)	(5,411)
Loss before income taxes	(2,392)	(38,476)	(20,643)
Provision for income taxes	(7,663)	(2,980)	(6,366)
Net loss	$(10,055)	$(41,456)	$(27,009)
Net loss per share:
Basic and diluted	$(0.12)	$(0.50)	$(0.33)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	87,380,708	82,493,226	80,786,725

98
The accompanying notes are an integral part of these consolidated financial statements.

Expensify, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share and per share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	81,400,860	$6	$142,515	$(65,906)	$76,615
Issuance of common stock upon exercise of stock options	—	—	478,547	—	711	—	711
Vesting of early exercised stock options	—	—	—	—	1,242	—	1,242
Issuance of restricted stock units	—	—	14,719	—	106	—	106
Repurchases of early exercised stock options	—	—	(17,079)	—	(25)	—	(25)
Issuance of common stock under Matching Plan	—	—	294,397	—	3,672	—	3,672
Issuance of common stock in connection with restricted stock units vesting	—	—	1,268,026	1	(1)	—	—
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(411,023)	—	(6,160)	—	(6,160)
Repurchase and retirement of common stock	—	—	(599,080)	—	(1,342)	(4,658)	(6,000)
Stock-based compensation	—	—	—	—	54,089	—	54,089
Net loss	—	—	—	—	—	(27,009)	(27,009)
Balance at December 31, 2022	—	$—	82,429,367	$7	$194,807	$(97,573)	$97,241
Issuance of common stock upon exercise of stock options	—	—	288,465	—	311	—	311
Vesting of early exercised stock options	—	—	—	—	704	—	704
Issuance of restricted stock units	—	—	18,144	—	117	—	117
Repurchases of early exercised stock options	—	—	(2,651)	—	—	—	—
Issuance of common stuck under Matching Plan	—	—	2,288,772	1	4,254	—	4,255
Issuance of common stock in connection with restricted stock units vesting	—	—	968,888	—	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(261,164)	—	(1,766)	—	(1,766)

99
The accompanying notes are an integral part of these consolidated financial statements.

Repurchase and retirement of common stock	—	—	(504,493)	—	(1,256)	(1,744)	(3,000)
Stock-based compensation	—	—	—	—	44,338	—	44,338
Net loss	—	—	—	—	—	(41,456)	(41,456)
Balance at December 31, 2023	—	$—	85,225,328	$8	$241,509	$(140,773)	$100,744
Issuance of common stock upon exercise of stock options, net of shares exchanged for payment	—	—	1,915,660	—	431	—	431
Vesting of early exercised stock options	—	—	—	—	426	—	426
Issuance of restricted stock units	—	—	35,808	—	70	—	70
Repurchases of early exercised stock options	—	—	(32,954)	—	—	—	—
Issuance of common stock under Matching Plan	—	—	4,084,514	1	4,090	—	4,091
Issuance of common stock in connection with restricted stock units vesting	—	—	1,441,804	—	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(647,457)	—	(2,179)	—	(2,179)
Repurchase and retirement of common stock	—	—	(645,938)	—	(1,510)	—	(1,510)
Stock-based compensation	—	—	—	—	36,225	—	36,225
Net loss	—	—	—	—	—	(10,055)	(10,055)
Balance at December 31, 2024	—	$—	91,376,765	$9	$279,062	$(150,828)	$128,243

100
The accompanying notes are an integral part of these consolidated financial statements.

Expensify, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(10,055)	$(41,456)	$(27,009)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	6,814	5,164	5,388
Reduction of operating lease right-of-use assets	547	614	666
Loss on impairment, receivables and sale or disposal of equipment	727	923	881
Stock-based compensation	33,537	41,212	52,332
Amortization of original issue discount and debt issuance costs	54	257	42
Deferred tax assets	(42)	(113)	26
Changes in assets and liabilities:
Accounts receivable, net	704	2,219	(1,341)
Settlement assets, net	(2,469)	(6,398)	(7,796)
Prepaid expenses	(1,490)	3,176	(1,389)
Related party loan receivable	—	—	14
Other current assets	2,341	(561)	2,875
Other assets	(167)	(5,130)	(81)
Accounts payable	(1,091)	228	(2,693)
Accrued expenses and other liabilities	(404)	906	(1,537)
Operating lease liabilities	8	(200)	(758)
Settlement liabilities	(5,145)	108	12,202
Other liabilities	8	610	1,054
Net cash provided by operating activities	23,877	1,559	32,876
Cash flows from investing activities:
Purchase of property and equipment	—	(1,384)	(585)
Proceeds from sale or disposal of property and equipment	—	—	5
Software development costs	(7,628)	(5,910)	(1,619)
Net cash used in investing activities	(7,628)	(7,294)	(2,199)
Cash flows from financing activities:
Principal payments of finance leases	(129)	(513)	(793)
Principal payments of outstanding debt	(22,671)	(44,587)	(595)
Repurchases of early exercises of common stock	(35)	(17)	(25)
Proceeds from common stock purchased under Matching Plan	4,091	4,255	3,672
Proceeds from issuance of common stock on exercise of stock options	431	311	795
Payments for debt issuance costs	(71)	—	—
Payments for employee taxes withheld from stock-based awards	(2,179)	(1,766)	(5,336)
Repurchase and retirement of common stock	(1,510)	(3,000)	(6,000)
Net cash used in financing activities	(22,073)	(45,317)	(8,282)

101
The accompanying notes are an integral part of these consolidated financial statements.

Net (decrease) increase in cash and cash equivalents and restricted cash	(5,824)	(51,052)	22,395
Cash and cash equivalents and restricted cash, beginning of period	96,658	147,710	125,315
Cash and cash equivalents and restricted cash, end of period	$90,834	$96,658	$147,710
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,362	$5,936	$3,912
Cash paid for income taxes	$5,072	$3,785	$975
Noncash investing and financing items:
Stock-based compensation capitalized as software development costs	$2,688	$3,126	$1,757
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$37	$390	$—
Right-of-use assets acquired through operating leases	$—	$6,402	$—
Right-of-use assets acquired through finance leases	$—	$409	$—
Cashless exercise of stock options	$335	$—	$—
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$48,772	$47,510	$103,787
Restricted cash included in other current assets	19,980	27,742	19,542
Restricted cash included in settlement assets, net	22,082	21,406	24,381
Total cash and cash equivalents and restricted cash	$90,834	$96,658	$147,710

102
The accompanying notes are an integral part of these consolidated financial statements.

Expensify, Inc.
Notes to Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of the Business
Expensify, Inc. ("Expensify") was incorporated in Delaware on April 29, 2009. Expensify offers a comprehensive expense management platform that integrates with a variety of third-party accounting applications, including QuickBooks Desktop, QuickBooks Online, Xero, NetSuite, Intacct, Sage, Microsoft Dynamics, MYOB and others. Expensify's product simplifies the way that employees and vendors manage and submit expense receipts and bills and provides efficiencies to companies for the payment of those bills. Expensify delivers its services over the internet to corporations and individuals under a license arrangement and offers unique pricing options for small and midsized businesses and enterprises on a per-active-member basis. Expensify has subsidiaries in the United States ("U.S."), Australia, Canada, Netherlands and United Kingdom ("UK").
Expensify also offers an Expensify charge card ("Expensify Card"), which is primarily distributed to corporate customers in the U.S. that subsequently distribute the card to their employees for business use. The Expensify Card allows customers to have real-time control over their employees' spending and compliance with spending limits in addition to eReceipt reporting on purchases.
During the year ended December 31, 2024, the Expensify Card consisted of two card programs operating concurrently. Under the original Expensify Card program launched in 2020 (the “Legacy Card Program”), Expensify has an agreement with the payment processor, Marqeta, Inc. ("Marqeta"), and relies on Marqeta to manage the relationship with the issuing bank, Sutton Bank, and the card network, Visa, in authorizing and settling transactions. In October 2023, Expensify augmented the Expensify Card program by entering into an agreement with a new issuing bank, The Bancorp Bank, N.A. ("Bancorp"), to issue Expensify Cards to customers and authorize and settle transactions on the Visa card network (the “Updated Card Program”). The Updated Card Program launched in February 2024 and all new Expensify Cards issued subsequent to the launch of the Updated Card Program operate under that program. As of December 31, 2024, the transition of cardholders from the Legacy Card Program to the Updated Card Program was substantially complete.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Expensify and its wholly-owned subsidiaries, and Expensify.org (collectively, the "Company") and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). All intercompany transactions and balances have been eliminated in consolidation.
Reclassification Presentation
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

Expensify, Inc.
Notes to Consolidated Financial Statements

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
Foreign Currency
The Company uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into the U.S. dollar at the end-of-period exchange rates except for prepaid expenses, property and equipment and related depreciation and amortization, and lease ROU assets and related amortization, which are remeasured at the historical exchange rates. Revenues and expenses are remeasured at average exchange rates in effect during each period. Gains or losses from foreign currency transactions are included within Interest and other expenses, net on the Consolidated Statements of Operations .
Cash and Cash Equivalents
Cash consists of funds deposited with banks. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The recorded carrying amount of cash equivalents, which is cost plus accrued interest, if any, approximates fair value. As of December 31, 2024 and 2023, the Company had no cash equivalents.
Restricted Cash
Restricted cash primarily includes Expensify Card collateral for funds held for customers, cash held by Expensify.org for social justice and equity efforts of Expensify.org, and earned interchange held for the benefit of the Company until released by the issuing bank. Refer to Note 6 for the breakout of these amounts within Other current assets as of December 31, 2024 and 2023.
Restricted cash also includes amounts within Settlement assets, net for funds held for customers that are deposited into a commercial bank account held by the Company for the benefit of the customers until remitted to the customer's members. Refer to the Settlement assets, net and liabilities policy note below for further detail.
Accounts Receivable and Allowance for Expected Credit Losses
Accounts receivable are recorded at the invoiced amount, net of an allowance for expected credit losses. The allowance for expected credit losses is based on the Company’s assessment of the collectability of the accounts receivable. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. The Company recorded an immaterial allowance for expected credit losses as of December 31, 2024 and 2023.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with federally insured commercial banks in the United States that may at times exceed federally insured limits. Management believes that these financial institutions are financially sound, and the Company has not experienced

Expensify, Inc.
Notes to Consolidated Financial Statements

material losses to date. The Company generally does not require collateral or other security in support of accounts receivable except for the restricted cash accounts discussed in the Restricted Cash policy note above. No customer represented 10% or more of revenue during the years ended December 31, 2024, 2023 and 2022. In addition, there were no customers representing 10% or more of accounts receivable as of December 31, 2024 and 2023.
Settlement Assets, Net and Liabilities and Allowance for Expected Credit Losses
Upon an approved request for expense reimbursement from customers, the Company initiates a transaction facilitated by a third-party vendor to collect funds from customers that are deposited into a commercial bank account held by the Company for the benefit of the customers until remitted to the customer’s members after a clearing period of up to three business days. The Company records a settlement receivable upon approval of the expense reimbursement until funds are cleared in the Company’s commercial bank account. A corresponding liability is recorded upon approval of the expense reimbursement until funds are remitted from the Company’s commercial bank account to the customer’s members.
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
Settlement receivables are recorded net of an allowance for expected credit losses. The allowance for expected credit losses is based on the Company’s assessment of the collectability of the settlement receivables. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer settlement terms. The Company recorded a $0.1 million allowance for expected credit losses as of December 31, 2024 and an immaterial allowance for expected credit losses as of December 31, 2023. During the years ended December 31, 2024, 2023 and 2022, the Company recorded credit losses of $0.3 million, $2.2 million and $1.5 million, respectively, net of recoveries of $0.8 million, $0.3 million, and $0.5 million, respectively.
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
Operating and finance leases are included in Lease right-of-use assets, Lease liabilities, current and Lease liabilities, non-current on the Consolidated Balance Sheets. Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. The Company uses rates implicit in the lease, or if not readily available, its incremental borrowing rate, to calculate its ROU assets and liabilities. The operating and finance lease ROU assets also include any lease payments made before commencement and exclude lease incentives.
The Company’s lease terms may include options to extend or terminate the lease, and the Company includes those options in the lease terms when it is reasonably certain it will exercise them. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Lease

Expensify, Inc.
Notes to Consolidated Financial Statements

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
Property and Equipment, Net
Property and equipment, net are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, typically three years for computer equipment, five years for furniture and fixtures and thirty years for buildings. Land has an indefinite useful life and is not depreciated. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposal, the cost and related accumulated depreciation and amortization are removed from the Consolidated Balance Sheets and the resulting gain or loss is reflected in the Consolidated Statements of Operations. Gains or losses from disposition of property and equipment for each of the years ended December 31, 2024, 2023 and 2022 have been immaterial.
Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No depreciation is recorded for construction in progress until the relevant assets are completed and put into use. Construction in progress as of December 31, 2024 and 2023 represents leasehold improvements under installation.
Capitalized Software Development Costs, Net
The Company capitalizes internal and external costs directly related to obtaining or developing internal-use software during the application development stage of the projects. Additionally, the Company capitalizes qualifying costs incurred for upgrades and enhancements that result in additional functionality to existing software. Maintenance activities or minor upgrades are expensed in the period performed. The Company's internal-use software is reported at cost less accumulated amortization. Amortization begins once the project is ready for its intended use, which is usually when the software code goes into production. The Company amortizes the asset on a straight-line basis over a period of three years, which is the estimated useful life. During the years ended December 31, 2024, 2023 and 2022, the Company capitalized $10.4 million, $9.4 million and $3.4 million, respectively, in software development costs.
Long-Lived Assets
Long-lived assets, primarily capitalized software development costs, property and equipment and lease right-of-use assets, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When indications of impairment are present and the estimated undiscounted future cash flows from the use of the asset are less than the asset's carrying value, the related asset will be written down to fair value. Any impairment losses are included in the same financial statement caption as the related depreciation and amortization for the respective asset class on the Consolidated Statements of Operations. Impairment losses on long-lived assets were immaterial for each of the years ended December 31, 2024, 2023 and 2022.

Expensify, Inc.
Notes to Consolidated Financial Statements

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
Under the Updated Card Program, the Company generates revenue from the authorization and settlement of Expensify Card transactions and is contractually entitled to all interchange generated on Expensify Card transactions based on its agreement with the issuing bank. The Company has a stand-ready performance obligation to customers to provide card program management services as part of its SaaS offering, which includes card transaction authorization and settlement services. Interchange fees earned by the Company represent variable consideration. The Company satisfies its performance obligation daily as transactions are authorized and settled, with customers simultaneously receiving and consuming the benefits of these services. Accordingly, interchange fees earned for transactions settled on a given day are recognized as revenue on that day. Based on the Company's agreements with the payment processor and issuing bank, the Company controls the services provided to customers and is the principal in the transaction. As such, the Company recognizes interchange as revenue on a gross basis within Revenue on the accompanying Consolidated Statements of Operations. Interchange revenue was $9.2 million for the year ended December 31, 2024.
Deferred Contract Acquisition Costs
Sales commissions that are incremental costs of the acquisition of contracts with customers are capitalized. These costs are recorded as deferred contract acquisition costs within Other current assets and Other assets on the Consolidated Balance Sheets. The Company determines whether costs should be deferred when the costs are incremental and would not have occurred if the customer contract had not been obtained. The deferred commission amounts are recoverable through future revenue from our customer contracts, all of which are non-cancelable. The Company started paying sales commissions during the year ended December 31, 2023.

Expensify, Inc.
Notes to Consolidated Financial Statements

Commissions paid upon the acquisition of an initial contract are amortized over an estimated period of benefit which has been determined to be three years based on historical analysis of average customer life, industry benchmarks, and useful life of our product offerings. Amortization is recognized on a straight-line basis and included within Sales and marketing on the Consolidated Statements of Operations. The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. The Company did not recognize any impairment of deferred contract acquisition costs during the periods presented.
The following table presents the change in deferred contract acquisition costs (in thousands):

	2024	2023
Balance as of January 1	$338	$—
Added during the year	629	386
Amortized during the year	(222)	(48)
Balance as of December 31	$745	$338

Cashback Rewards
In August 2021, the Company began offering a cashback rewards program to all customers based on volume of Expensify Card transactions. Cashback rewards are earned on a monthly basis and are applied against outstanding customer receivables or are paid out the following month. The Company considers cashback rewards as consideration payable to a customer and it is recorded as contra revenue within Revenue on the Consolidated Statements of Operations. Cashback rewards are impacted over time by the volume of customer spend. Cashback rewards liability was $0.5 million and $0.9 million as of December 31, 2024 and 2023, respectively, and is recorded within Accrued expenses and other liabilities on the Consolidated Balance Sheets. Cashback rewards offset against outstanding customer receivables were $0.3 million and $0.2 million as of December 31, 2024 and 2023, respectively, and are reflected as a reduction to Accounts receivable, net on the Consolidated Balance Sheets. The cashback rewards cost was $8.9 million, $7.0 million and $2.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The fair value of the Company’s underlying common stock is determined by the closing price, on the date of grant, of its Class A common stock, which is traded on the Nasdaq Global Select Market. All restricted stock units ("RSUs") granted to employees, consultants and directors (collectively, "Service Providers") are recognized on a straight-line basis over the requisite service period of the award. The Company will grant RSUs to non-employee directors on an annual basis at each annual stockholders' meeting that will be recognized on a straight-line basis over the requisite service period of the award, which is one year. Furthermore, RSUs will be granted to non-employee directors on a quarterly basis as a retainer for their

Expensify, Inc.
Notes to Consolidated Financial Statements

services, which will be recognized on a straight-line basis over the requisite service period of the award, which is three months.
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
Cost of Revenue, Net
Cost of revenue, net primarily consists of expenses related to hosting the Company’s service, including the costs of data center capacity, credit card processing fees, third-party software license fees, outsourcing engineering costs to maintain our platform, outsourcing costs to support customer service and outsourcing costs to support our patented scanning technology SmartScan, net of consideration from a vendor for monetizing Expensify Card activities. This consideration, net of credit card processing fees paid to the vendor, is included as a reduction to cost of revenue of $7.2 million, $10.1 million, and $6.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Additional costs include amortization of finance lease right-of-use assets, amortization expense on capitalized software development costs and personnel-related expenses, including stock-based compensation, attributable to supporting our customers and maintenance of our platform.
Research and Development
Research and development expenses consist primarily of personnel-related expenses, including stock-based compensation, and external contributor expenses incurred in the planning and preliminary project stage of new products or enhancing existing products or services. The Company capitalizes certain software development costs that are attributable to developing or adding significant functionality to our internal-use software during the application development stage of the projects. All research and development expenses, excluding capitalized software development costs, are expensed as incurred.
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses, including stock-based compensation, for any employee time allocated to administrative functions, including finance and accounting, legal and compliance, and human resources. In addition to personnel-related expenses, general and administrative expenses consist of business insurance, rent, utilities, depreciation on property and equipment, amortization of operating lease right-of-use assets, information technology and external professional services, including finance and accounting, audit, tax, legal and compliance, and human resources. General and administrative expenses are expensed as incurred.
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

Expensify, Inc.
Notes to Consolidated Financial Statements

arrangements, the Company expenses the costs related to producing advertisements as incurred, and the costs related to communicating the advertisement when the advertisement first takes place or is released.
Advertising costs were $2.5 million, $10.4 million, and $30.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Interest and Other Expenses, net
Interest and other expenses, net, primarily consist of interest paid under the Company's credit facilities with Canadian Imperial Bank of Commerce ("CIBC"). It also includes the results of operations of our Fifth & Harvey, LLC subsidiary, realized gains and losses on foreign currency transactions and foreign currency remeasurement.
Income Taxes
The Company is subject to income taxes in the U.S. and several foreign jurisdictions. The Company records a provision for income taxes utilizing the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities, as well as net operating losses ("NOL") and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized.
The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies any liabilities for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.
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
Net Loss Per Share
Basic net loss per share is computed by dividing net loss for the period by the weighted average number of outstanding shares of common stock during the period, less weighted average shares subject to repurchase. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period using the more dilutive of the treasury stock method or if-converted method, as applicable. For periods in which the Company reports net losses, diluted net loss per share is the same as basic net loss per share, because potentially dilutive common shares are anti-dilutive.
Share Repurchases
When common stock is repurchased for retirement, the Company's policy is to allocate the excess of the repurchase price over the par value of shares acquired to both accumulated deficit and additional paid-in capital. The Company estimates the additional paid-in capital carrying value per common stock by dividing the Additional paid-in capital balance from our most recent quarterly financial statements preceding the repurchase by the number of common shares issued and outstanding from our most recent

Expensify, Inc.
Notes to Consolidated Financial Statements

quarterly financial statements preceding the repurchase. The calculated additional paid-in capital carrying value per share is then applied to the number of shares to be retired to determine the portion to be allocated to additional paid-in capital.
Segment Reporting
The Company operates as one reportable segment because its chief operating decision maker ("CODM"), a committee that consists of the chief executive officer, the chief financial officer, and the chief operating officer, reviews the Company’s financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. Accordingly, the CODM uses Net loss on a consolidated basis to measure segment profit or loss and reviews significant segment expenses on a consolidated basis to manage the Company's operations, which includes Cost of revenue, net, Research and development, General and administrative, and Sales and marketing. All significant segment expenses for the years ended December 31, 2024, 2023 and 2022 are presented on the Consolidated Statements of Operations. The measure of segment assets is Total assets as reported on the Consolidated Balance Sheets. Substantially all long-lived assets are located in the United States.
The table below provides the Company’s total revenue by geographic region based on the currency of the subscription (in thousands). No other individual country outside of the United States accounted for more than 10% of total revenue.

	Year ended December 31,
	2024	2023	2022
Revenue by Customers' Geographic Locations
United States	$126,808	$137,367	$154,785
All other locations	12,428	13,320	14,710
Total revenue	$139,236	$150,687	$169,495

Recently Issued Accounting Pronouncements
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Responses to the SEC's Disclosure Update and Simplification Initiative. The amendments clarify or improve disclosure and presentation requirements on various disclosure areas, including the statement of cash flows, earnings per share, debt, and equity. The amendments will align the requirements in the FASB ASC with the SEC's regulations. The amendments in this ASU will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will not be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. The guidance is effective for the Company no later than June 30, 2027 and is not expected to have a material impact on the Company's Consolidated Financial Statements or disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU is effective for annual periods beginning after December 15, 2024 and is not expected to have a material impact on the Company's consolidated financial statements or related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disaggregation, in the notes to the financial statements, of certain cost and expense captions presented on the face of the Company's Consolidated Statements of Income to provide enhanced transparency to investors. The ASU is effective for fiscal years beginning after December 15,

Expensify, Inc.
Notes to Consolidated Financial Statements

2026 and interim periods within fiscal years beginning after December 15, 2027 and allows for adoption on a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, which provides improvement primarily through enhanced disclosures about significant segment expenses. The ASU is effective for annual periods beginning after December 15, 2023 and quarterly periods beginning after December 15, 2024. The ASU allows for adoption on a retrospective basis for all prior periods presented in the financial statements. The Company adopted this ASU for the 2024 annual period on a retrospective basis. For further information, refer to the Segment Reporting note above.
NOTE 3 – CAPITALIZED SOFTWARE, NET
Capitalized software, net consisted of the following (in thousands):

	As of December 31,
	2024	2023
Capitalized software development costs	$32,332	$22,683
Less: accumulated amortization	(16,100)	(10,189)
Capitalized software, net	$16,232	$12,494

Amortization expense related to capitalized software development costs is recorded in Cost of revenue, net on the Consolidated Statements of Operations. Amortization expense for the years ended December 31, 2024, 2023 and 2022 was $5.9 million, $3.3 million and $2.6 million, respectively.

Expensify, Inc.
Notes to Consolidated Financial Statements

NOTE 4 – PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2024	2023
Computers and equipment	$170	$170
Furniture and fixtures	1,930	1,930
Leasehold improvements	7,937	7,937
Commercial building	6,493	6,493
Land	4,151	4,151
Construction in progress	2,570	2,570
Total property and equipment	23,251	23,251
Less: accumulated depreciation	(9,630)	(8,879)
Property and equipment, net	$13,621	$14,372

Depreciation expense related to property and equipment is recorded in General and administrative, Sales and marketing, and Interest and other expenses, net on the Consolidated Statements of Operations. Depreciation expense related to property and equipment for the years ended December 31, 2024, 2023 and 2022 was $0.8 million, $1.4 million and $2.0 million, respectively.
NOTE 5 – LEASES
The Company has operating leases for real estate and a finance lease for data center equipment. The operating and finance leases contain options to extend or terminate the leases. However, these were not included in the original accounting treatment of the leases as the Company is not reasonably certain to exercise these options.
During the year ended December 31, 2024, the Company did not enter into any new operating or finance lease agreements. During the year ended December 31, 2023, the Company entered into four operating lease agreements and renewed its finance lease. There were no new operating or finance lease agreements entered into during the year ended December 31, 2022.

Expensify, Inc.
Notes to Consolidated Financial Statements

The components of lease cost reflected on the Consolidated Statements of Operations were as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Finance lease cost:
Amortization of ROU assets	$136	$506	$790
Interest on lease liabilities	24	14	22
Total finance lease cost	160	520	812
Operating lease cost	1,069	981	704
Short-term lease cost	524	379	320
Total lease cost	$1,753	$1,880	$1,836

Other information related to leases was as follows (in thousands, except as noted within):

	As of December 31,
	2024	2023
Finance lease ROU asset (included within Lease right-of-use assets)	$227	$364
Operating lease ROU asset (included within Lease right-of-use assets)	$5,214	$6,071
Weighted average remaining lease term (in years):
Finance leases	1.67	2.67
Operating leases	8.32	9.18
Weighted average discount rate:
Finance leases	8.10%	8.10%
Operating leases	8.30%	8.30%

Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(516)	$(564)	$(790)
Operating cash flows from finance leases	$(24)	$(14)	$(22)
Financing cash flows from finance leases	$(129)	$(513)	$(793)
ROU assets obtained in exchange for finance lease liabilities	$—	$409	$—
ROU assets obtained in exchange for operating lease liabilities	$—	$6,402	$—

Expensify, Inc.
Notes to Consolidated Financial Statements

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
Maturities of lease liabilities as of December 31, 2024 were as follows (in thousands):

	Finance leases	Operating leases
For the year ending:
2025	$153	$1,079
2026	102	1,018
2027	—	1,033
2028	—	1,063
2029	—	1,095
Thereafter	—	3,404
Total future lease payments	255	8,692
Less: imputed interest	(15)	(2,465)
Less: lease liabilities, current	(140)	(589)
Lease liabilities, non-current	$100	$5,638

NOTE 6 – SIGNIFICANT BALANCE SHEET COMPONENTS
Other Current Assets
Other current assets consisted of the following (in thousands):

	As of December 31,
	2024	2023
Expensify Card posted collateral for funds held for customers	$12,415	$21,668
Expensify.org restricted cash	5,972	5,881
Earned interchange restricted cash	1,442	—
Deferred contract acquisition costs	339	129
Income tax receivable	429	2,993
Other restricted cash	136	80
Expensify Payments LLC restricted cash	15	113
Other	160	114
Other current assets	$20,908	$30,978

Expensify, Inc.
Notes to Consolidated Financial Statements

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Sales, payroll and other taxes payable	$2,538	$2,546
Professional fees	1,336	1,311
Partner payouts and advertising fees	1,194	1,486
Income taxes payable	934	843
Cashback rewards	489	915
Credit card processing fees	411	76
Matching Plan payroll liability	408	198
Accrued expense reports	157	159
Restricted common stock liability for early stock option exercises	113	562
Commissions payable	93	140
Hosting and license fees	76	134
Interest payable	—	359
Other	491	661
Accrued expenses and other liabilities	$8,240	$9,390

NOTE 7 – FINANCING ARRANGEMENTS
Amortizing Term Mortgage
In August 2019, the Company entered into an $8.3 million amortizing term mortgage agreement with CIBC for the Company's commercial building located in Portland, Oregon. The agreement required principal and interest payments to be made each month over a five-year period. Interest accrued at a fixed rate of 5.00% per year until August 2024, at which point the remaining outstanding principal balance on the amortizing term mortgage was due in full. The borrowings were secured by the building. The outstanding balance of the amortizing term mortgage was $7.7 million as of December 31, 2023. The then-outstanding balance of $7.6 million was repaid in full on August 29, 2024.

Expensify, Inc.
Notes to Consolidated Financial Statements

2021 Loan and Security Agreement
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
2024 Loan and Security Agreement
In February 2024, the Company entered into a Second Amended and Restated Loan and Security Agreement (as amended by the amendments described below, and as may be further amended from time to time, the "2024 Amended Loan and Security Agreement") with CIBC. The 2024 Amended Loan and Security Agreement amends and restates the 2021 Amended Loan and Security Agreement in its entirety, to extend the maturity date of the revolving line of credit from September 2024 to September 2025, remove certain provisions related to the term loan that was repaid in full in October 2023 and make certain changes to the positive and negative covenants intended to better align with the operations of the Company. The 2024 Amended Loan and Security Agreement provides for a $25.0 million revolving credit facility. Borrowings under the revolving line of credit accrue interest at CIBC's reference rate plus 1.00% and are secured by substantially all of the Company's assets.
The Company incurred an immaterial amount of costs in connection with entering into the 2024 Amended Loan and Security Agreement. These debt issuance costs are reflected as a deferred asset within Other current assets on the Consolidated Balance Sheets and are being amortized to interest expense on a straight-line basis over the term of the agreement.
On April 24, 2024, the Company entered into an irrevocable standby letter of credit (the "Letter of Credit") issued under the 2024 Amended Loan and Security Agreement to reduce cash collateral requirements in connection with the Updated Card Program. The Letter of Credit was issued in the amount of $1.0 million for the benefit of Bancorp and expires on March 20, 2025. No amounts have been drawn on the Letter of Credit as of December 31, 2024.
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
In February 2025, the Company entered into a Third Amendment to the 2024 Amended Loan and Security Agreement, which amended the covenant restricting the amount of repurchases of common stock, which

Expensify, Inc.
Notes to Consolidated Financial Statements

includes net share settlements of stock-based awards, to allow for certain additional net share settlement activity and provided a waiver for the Company's non-compliance of this covenant as of December 31, 2024 with the previous version of such covenant.
As of December 31, 2023, there were $15.0 million of borrowings under the revolving line of credit. Borrowings under the line of credit bear interest at CIBC’s reference rate plus 1.00% (9.50% as of December 31, 2023) and are secured by substantially all of the Company’s assets. The then-outstanding balance of $15.0 million and an immaterial amount of accrued interest on the revolving line of credit were repaid in full on July 10, 2024. As of December 31, 2024, there was $24.0 million of capacity available for additional borrowings. Interest expense included within Interest and other expense, net on the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022 was $1.1 million, $5.2 million and $4.5 million, respectively.
The Company is subject to customary covenants under the 2024 Amended Loan and Security Agreement, which unless waived by CIBC, restrict its and its subsidiaries' ability to, among other things, incur additional indebtedness, create or incur liens, permit a change of control or merge or consolidate with other companies, sell or transfer assets, pay dividends or make distributions, make acquisitions, investments or loans, or payments and prepayments of subordinated indebtedness, subject to certain exceptions. If the Company fails to perform its obligations under these and other covenants, CIBC’s credit commitments could be terminated and any outstanding borrowings, together with accrued interest, under the credit or loan agreements could be declared immediately due and payable.
As of December 31, 2024, the Company was not in compliance with all debt covenants under the 2024 Amended Loan and Security Agreement, specifically the covenant restricting the amount of repurchases of common stock, which includes net share settlements of stock-based awards. In February 2025, the Company entered into the Third Amendment to the 2024 Amended Loan and Security Agreement, which included a waiver for the Company's non-compliance of this covenant as of December 31, 2024. The Company does not believe non-compliance with this covenant had any material impact on the Company or its operations.
NOTE 8 – PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Share Repurchase Program
On May 10, 2022, the Executive Committee of our Board of Directors approved a share repurchase program with authorization to purchase up to $50.0 million of shares of Class A common stock ("2022 Share Repurchase Program"). The Company may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 ("Exchange Act"), in accordance with applicable securities laws and other restrictions. The actual timing, manner, price and total amount of future repurchases will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of loan agreements and other considerations. The 2022 Share Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and the program may be suspended or terminated by the Company at any time at its discretion without prior notice.
During the year ended December 31, 2024, the Company repurchased 645,938 shares of Class A common stock at a total cost of $1.5 million. These shares were repurchased from the Company's Chief Executive Officer, David Barrett, at a price of $2.34 per share, which represents a weighted average price for the Class A Common Stock of the Company for the three trading-day period ended August 27, 2024 as reported by Nasdaq. As of December 31, 2024, the Company had approximately $39.5 million remaining under the share repurchase authorization, not including amounts used for net share settlement of vested equity incentive awards.

Expensify, Inc.
Notes to Consolidated Financial Statements

During the years ended December 31, 2023 and 2022, the Company repurchased 504,493 shares of Class A common stock at a total cost of $3.0 million and 599,080 shares of Class A common stock at a total cost of $6.0 million, respectively.
The 2022 Share Repurchase Program was scheduled to expire on March 31, 2025. On February 25, 2025, the Executive Committee of our Board of Directors approved a new share repurchase program with authorization to purchase up to $50.0 million of shares of Class A common stock ("2025 Share Repurchase Program") that replaces the 2022 Share Repurchase Program. Pursuant to the 2025 Share Repurchase Program, the Company may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act, in accordance with applicable securities laws and other restrictions. The actual timing, manner, price and total amount of future repurchases will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of loan agreements and other considerations. The 2025 Share Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and the program may be suspended or terminated by the Company at any time at its discretion without prior notice.
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
2021 Incentive Plans
In November 2021, the Company's Board of Directors adopted, and its stockholders approved, the 2021 Incentive Plans, which both became effective immediately before the effectiveness of the IPO Registration Statement and use a combined share reserve. Under the 2021 Incentive Plans, 11,676,932 shares of Class A common stock were initially reserved for issuance pursuant to a variety of stock-based awards, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs") and other forms of equity and cash compensation under the 2021 Plan and purchase rights and matching awards under the Matching Plan. The number of shares initially

Expensify, Inc.
Notes to Consolidated Financial Statements

reserved for issuance or transfer pursuant to awards under the 2021 Incentive Plans will be increased upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A or LT50 common stock underlying outstanding stock-based awards granted under the 2019 Stock Plan. The number of shares of Class A common stock reserved and available for issuance under the 2021 Incentive Plans as of December 31, 2024 and 2023 was 20,879,081 shares and 19,712,910 shares, respectively. The number of shares reserved for issuance under the 2021 Incentive Plans will automatically increase each subsequent January 1 through January 1, 2031, by the lesser of (A) 6% of the aggregate number of shares of all classes of common stock outstanding on the immediately preceding calendar year, or (B) such lesser number of shares as determined by the Company’s Board of Directors or compensation committee; provided, however, that no more than 87,576,990 shares of Class A common stock may be issued upon the exercise of incentive stock options.
Stock Purchase and Matching Plan
The Matching Plan operates using consecutive three-month offering periods that commenced on March 15, 2022. Service Providers of the Company can participate in the Matching Plan by electing to contribute compensation through deductions from payroll or fee payments, or by receiving discretionary awards under the plan. On the last day of the offering period, the contributions made during the offering period are used to purchase shares of Class A common stock.
The price at which Class A common stock is purchased under the Matching Plan equals the average of the high and low trading price of a share of Class A common stock as of the last trading day of the offering period. At the end of each offering period, the Company may provide a discretionary match up to 1/10 of a share of Class A common stock for each share of Class A common stock purchased by or issued to a service provider under the Matching Plan that is retained through the end of the applicable offering period. No fractional shares will be issued by the Company. The Company will round to the nearest full share for shares purchased or matched shares issued to a Service Provider under the Matching Plan. The match rate applicable to each offering period shall be limited to 1.50% of the shares of any class of capital stock outstanding as of the exercise date applicable to such offering period. The Company estimates the fair value of matched shares provided under the Matching Plan using the closing stock price on the date of grant. The Company recognizes stock-based compensation expense related to the matched shares pursuant to its Matching Plan on a straight-line basis over the applicable three-month offering period.
Service Providers who participated in the Matching Plan during 2024 purchased a total of 1,922,139 in Class A common shares, based on an average purchase price of $2.13, resulting in gross cash proceeds to the Company of $4.1 million.
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
The Company has historically elected to match each share of Class A common stock purchased or issued under the Matching Plan with 1/20 of a share of Class A common stock. During 2024, the Company granted a total of 638,850 shares of Class A common stock under the Matching Plan with no shares withheld for taxes. During 2023, the Company granted 147,109 shares of Class A common stock under the Matching Plan, net of 15,871 shares withheld for taxes. During 2022, the Company granted 22,201 shares of Class A common stock under the Matching Plan.

Expensify, Inc.
Notes to Consolidated Financial Statements

The Company has made discretionary contributions under the Matching Plan to eligible Service Providers. During 2024, the Company granted a total of 1,523,525 shares of Class A common stock as discretionary contributions under the Matching Plan with no shares withheld for taxes. During 2023, the Company granted a total of 1,050,969 shares of Class A common stock as discretionary contributions under the Matching Plan with 64,411 shares withheld for taxes. There were no discretionary contributions under the Matching Plan during the year ended December 31, 2022.
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
On March 28, 2022, the Company granted a Service Provider 43,060 Class A common stock RSUs at a grant date fair value of $18.93 per share. These RSUs only have a service condition, which is satisfied over approximately eight years with a cliff vest for 1/8 of the grant on September 15, 2022 and quarterly vesting of 1/32 of the grant every December 15, March 15, June 15 and September 15 thereafter until fully vested.
On December 2, 2024 the Company granted Service Providers 400,675 RSUs, net of 159,841 shares withheld for taxes, comprised fully of Class A common stock at a grant date fair value of $3.40 per share. These RSUs have no future service requirement and were fully vested on the grant date.
Pursuant to the Company's Non-Employee Director Compensation Program, which was adopted under the 2021 Incentive Plans, the Company granted 230,064 Class A common stock RSUs during the year ended December 31, 2024. A total of 64,992 Class A common stock RSUs vested during the year ended December 31, 2024 related to previously-granted RSU awards as the quarterly service conditions were satisfied.
The Company granted 27,780 Class A common stock RSUs to members of the Company's Audit Committee during November 2021 in connection with each member's initial appointment to the Board of Directors and the consummation of the IPO. For accounting purposes, the grant date was considered to be November 12, 2021, as this was the date the Company filed its final prospectus pursuant to Rule 424(b)(4) related to the pricing of the IPO. The IPO price was a key determination of the number of RSUs awarded to members of the Audit Committee and therefore on this date the Company and each Audit Committee member had a mutual understanding of the key terms and conditions of the awards granted.

Expensify, Inc.
Notes to Consolidated Financial Statements

The RSUs granted were fully vested as of December 31, 2024 upon satisfaction of the three year service condition.
During the year ended December 31, 2024, RSU activity was as follows:

	Class A Common Stock	LT50 Common Stock	Weighted average grant date fair value per share
Outstanding at December 31, 2023	2,742,273	2,646,332	$32.59
RSUs granted	790,580	—	$2.82
RSUs vested	(1,036,347)	(405,457)	$20.15
RSUs cancelled/forfeited/expired	(346,405)	(346,405)	$38.38
Outstanding at December 31, 2024	2,150,101	1,894,470	$30.21

The fair value of RSUs vested during the years ended December 31, 2024, 2023 and 2022, was $3.9 million, $5.1 million, and $19.1 million, respectively. The weighted average grant date fair value per share of RSUs granted during the years ended December 31, 2024, 2023 and 2022, was $2.82, $8.17, and $18.21, respectively.
As of December 31, 2024, there was $100.6 million of unamortized stock-based compensation cost related to unvested RSUs, which is expected to be recognized over the remaining weighted average life of 4.47 years.
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
The Company has only granted options under the Stock Plans. Options typically vest over four years and are exercisable at any time after the grant date, provided that Service Providers exercising unvested options receive restricted common stock that is subject to repurchase at the original exercise price upon termination of service. The repurchase right lapses in accordance with the vesting schedule of the exercised option. Early exercises of options prior to vesting are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises of unvested options are recorded as a liability. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. During each of the years ended December 31, 2024, 2023 and 2022, the Company repurchased an immaterial amount of exercised restricted common stock.
As of December 31, 2024 and 2023, there were 92,230 and 393,251 shares subject to repurchase, respectively, related to unvested stock options that had been early exercised. As of December 31, 2024 and 2023, the Company recorded a liability related to shares subject to repurchase of $0.1 million and $0.6 million, respectively, which is included within Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. These amounts are reclassified to common stock and additional paid in capital as the underlying shares vest.

Expensify, Inc.
Notes to Consolidated Financial Statements

A summary of the Company's stock option activity was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Outstanding at December 31, 2023	5,902,591	$1.68	4.03
Options exercised	(2,014,063)	$0.38
Options cancelled/forfeited/expired	(128,948)	$3.12
Outstanding at December 31, 2024	3,759,580	$2.29	4.11
Exercisable at December 31, 2024	3,744,480	$2.28	4.11

The total pretax intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $5.6 million, $1.3 million and $10.9 million, respectively. The total pretax intrinsic value of options outstanding and exercisable at December 31, 2024 and 2023, was $7.4 million and $8.9 million, respectively. The intrinsic value is the difference between the estimated fair market value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. No options were granted during the years ended December 31, 2024, 2023 and 2022.
The total grant date fair value of options vested during the years ended December 31, 2024, 2023 and 2022, was $2.8 million, $3.4 million, and $3.9 million, respectively.
As of December 31, 2024, there was $1.0 million of unrecognized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 0.30 years.
Cash received from option exercises and purchases of shares under the Stock Plans for the years ended December 31, 2024, 2023 and 2022 was $0.4 million, $0.3 million and $0.8 million, respectively.
During the year ended December 31, 2024, 98,403 shares were withheld for the cashless exercise of stock options. During the years ended December 31, 2023 and 2022, there were no cashless exercises of stock options.
Stock-Based Compensation
The following table summarizes the stock-based compensation expense recognized for awards granted under the Company's authorized stock incentive plans (in thousands):

	Year ended December 31,
	2024	2023	2022
Matching Plan shares	$4,835	$5,260	$67
Restricted stock units	28,426	35,669	50,134
Stock options	2,964	3,409	3,888
Total stock-based compensation	36,225	44,338	54,089
Less: stock-based compensation capitalized as software development costs	(2,688)	(3,126)	(1,757)
Total stock-based compensation expense	$33,537	$41,212	$52,332

Expensify, Inc.
Notes to Consolidated Financial Statements

Stock-based compensation expense is allocated based on the cost center to which the award holder spent time during the reported periods. Stock-based compensation is included in the following components of expenses on the accompanying Consolidated Statements of Operations (in thousands):

	Year ended December 31,
	2024	2023	2022
Cost of revenue, net	$12,506	$13,868	$18,403
Research and development	11,900	10,870	7,875
General and administrative	6,815	9,842	17,850
Sales and marketing	2,316	6,632	8,204
Total stock-based compensation expense	$33,537	$41,212	$52,332

For RSUs granted to members of the Audit Committee, the Company records all stock-based compensation expense on a straight line basis over the requisite service period from the day of grant, which is considered one year for annual grants and three years for the initial RSUs granted to members of the Audit Committee. During the years ended December 31, 2024, 2023 and 2022, total stock-based compensation recorded by the Company related to members of the Audit Committee was $0.8 million, $0.8 million and $0.6 million, respectively.
NOTE 10 – INCOME TAXES
The components of the Company's loss before taxes consisted of the following (in thousands):

	Year ended December 31,
	2024	2023	2022
Domestic	$(3,399)	$(39,680)	$(21,614)
Foreign	1,007	1,204	971
Total loss before taxes	$(2,392)	$(38,476)	$(20,643)

The components of the Company’s provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Current:
Federal	$(4,849)	$(624)	$(4,052)
State	(688)	(254)	(659)
Foreign	(2,168)	(2,214)	(1,626)
	(7,705)	(3,092)	(6,337)
Deferred:
Foreign	42	112	(29)
	42	112	(29)
Total provision for income taxes	$(7,663)	$(2,980)	$(6,366)

Expensify, Inc.
Notes to Consolidated Financial Statements

A reconciliation of the U.S. statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Year ended December 31,
	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
State tax	(22.9)	0.9	(2.8)
Research and development credit	48.5	1.4	1.2
GILTI	(33.4)	(2.2)	(4.2)
Foreign tax credit	33.2	1.4	4.2
Rate differentials for controlled foreign corporations and charitable organizations	(14.3)	(1.3)	1.9
Permanent items and others	1.6	(0.1)	0.7
Stock-based compensation	(235.6)	(16.1)	(25.3)
Change in valuation allowance	(55.4)	(9.7)	(13.4)
162(m) limitation	(63.1)	(3.0)	(14.1)
Effective income tax rate	(320.4)%	(7.7)%	(30.8)%

Expensify, Inc.
Notes to Consolidated Financial Statements

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	As December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$107	$88
Tax credit carryforwards	134	413
Accruals and reserves	490	785
Stock-based compensation	2,436	2,639
Interest expense limitation	—	118
Lease liabilities	1,611	1,742
Charitable contributions	39	101
Property and equipment	770	654
Capitalized research and development	10,295	7,677
Total deferred tax assets	15,882	14,217
Less: valuation allowance	(9,872)	(8,971)
Deferred tax assets net of valuation allowance	6,010	5,246
Deferred tax liabilities:
Capitalized software development costs	(3,969)	(3,080)
Operating lease right-of-use assets	(1,356)	(1,625)
Capitalized commissions	(186)	(84)
Total deferred tax liabilities	(5,511)	(4,789)
Deferred tax assets, net	$499	$457

The TCJA requires taxpayers to capitalize and amortize research and experimental ("R&D") expenditures under Internal Revenue Code Section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year ended December 31, 2022 and resulted in the capitalization of R&D costs of $17.7 million and $21.3 million during the years ended December 31, 2024 and 2023, respectively, and are offset by a valuation allowance as of December 31, 2024 and 2023. The Company will amortize these costs for tax purposes over five years for R&D performed in the U.S. and over 15 years for R&D performed outside of the U.S.
Under the provisions of ASC 740, Income Taxes, the Company assessed its ability to realize the benefits of its deferred tax assets by evaluating all available positive and negative evidence, objective and subjective in nature, including cumulative results of operations in recent years, sources of recent pre-tax income, projected reversals of existing taxable temporary differences, and estimates of future taxable income. As of December 31, 2024, the Company concluded it is more likely than not that the Company will not have the ability to realize the benefits of its domestic deferred tax assets in excess of existing taxable temporary differences and therefore recorded a valuation allowance on the remaining domestic deferred tax assets.
As of December 31, 2024 and 2023, the Company had $1.5 million and $1.3 million available NOL carryforwards for state tax purposes, respectively, which expire in 2043. As of December 31, 2024 and

Expensify, Inc.
Notes to Consolidated Financial Statements

2023, the Company had state research and development tax credit carryforwards of $0.8 million and $1.1 million, respectively. The state tax credits do not expire and will carry forward indefinitely until utilized.
The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. As of December 31, 2024 and 2023, the Company recorded an uncertain tax position liability of $1.5 million, within Other liabilities on the Consolidated Balance Sheets.
Approximately $1.5 million of the unrecognized tax benefits for the years ended December 31, 2024 and 2023, if recognized, would affect the effective tax rate. A reconciliation of the amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Balance as of January 1	$2,050	$1,812	$1,656
Additions based on tax positions related to current year	300	247	126
Additions based on tax positions of prior year	242	14	30
Reductions based on tax positions of prior year	(72)	(23)	—
Expiration of the statute of limitations	(578)	—	—
Balance as of December 31	$1,942	$2,050	$1,812

The Company recognizes penalties and interest expense related to income taxes as a component of tax expense. There are immaterial amounts of interest and penalties recorded in the Consolidated Statements of Operations for each of the years ended December 31, 2024, 2023 and 2022 and in the Consolidated Balance Sheets as of December 31, 2024 and 2023. The Company anticipates that it is reasonably possible its unrecognized benefits will decrease by $0.2 million, exclusive of interest and penalties, within 2025 mainly due to the expiration of the statute of limitations.
The Company's federal and state returns for the tax years ended from December 2018 to December 2024 remain open to examination.
An examination of the Company's 2021 federal tax return by the Internal Revenue Service ("IRS") commenced in Q4 2024.

Expensify, Inc.
Notes to Consolidated Financial Statements

NOTE 11 – NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year ended December 31,
	2024	2023	2022
Numerator
Net loss, basic and diluted	$(10,055)	$(41,456)	$(27,009)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	87,380,708	82,493,226	80,786,725
Net loss per share, basic and diluted	$(0.12)	$(0.50)	$(0.33)

The rights, including the liquidation and dividend rights, of the holders of Class A, LT10 and LT50 common stock are identical, except with respect to voting, conversion and transfer rights. Each share of Class A common stock is entitled to one vote per share, each share of LT10 common stock is entitled to ten votes per share and each share of LT50 common stock is entitled to 50 votes per share. Each share of LT10 and LT50 common stock is convertible into one share of Class A common stock voluntarily at the option of the holder after the satisfaction of certain requirements, which includes a ten-month notice period for LT10 common stock and a 50-month notice period for LT50 common stock to convert to Class A common stock, or automatically upon certain events. The Class A common stock has no conversion rights. As the liquidation and dividend rights are identical for Class A, LT10 and LT50 common stock, the undistributed earnings are allocated on a proportional basis based on the number of weighted average shares within each class of common stock during the period and the resulting net loss per share will be the same for the Class A, LT10 and LT50 common stock on an individual or combined basis.
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Year ended December 31,
	2024	2023	2022
Weighted average stock options	2,050,684	4,334,383	5,406,383
Matching shares	—	8,181	17,240
Total	2,050,684	4,342,564	5,423,623

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

Expensify, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2024 and 2023, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company's financial position, results of operations or cash flows.
Indemnification Agreements
In the ordinary course of business, the Company enters into agreements of varying scope and terms whereby the Company agrees to indemnify customers, issuing banks, card networks, vendors and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements and there are no claims that the Company is aware of that could have a material effect on the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Changes in Stockholders' Equity, or Consolidated Statements of Cash Flows.
NOTE 13 – EMPLOYEE BENEFIT PLANS
401(k) Plan
In fiscal 2009, the Company sponsored a U.S. 401(k) defined contribution plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. Effective January 1, 2018, the Company matches up to 4.50% of each participant’s eligible compensation. No discretionary profit-sharing contributions were made for the years ended December 31, 2024, 2023 and 2022. The Company’s 401(k) matching contributions for the years ended December 31, 2024, 2023 and 2022 were $0.8 million, $0.9 million and $0.8 million, respectively.
In accordance with local laws and customs of the UK, the Company sponsors a UK pension plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by the Board of Directors. The Company matches up to 4.50% of each participant's eligible compensation. No discretionary profit-sharing contributions were made for the years ended December 31, 2024, 2023 and 2022. The discretionary matching contributions for the years ended December 31, 2024, 2023 and 2022 were $0.1 million, $0.2 million and $0.1 million, respectively.
NOTE 14 – RELATED PARTY TRANSACTIONS
Expensify, Inc. made no contributions during the year ended December 31, 2024, and contributions of $0.3 million and $2.4 million during the years ended December 31, 2023 and 2022, respectively, to its established standalone entity, Expensify.org. There were no commitments from Expensify, Inc. that remained open for contribution as of December 31, 2024 and 2023.
There are no other significant related party transactions for the Company as of and for the years ended December 31, 2024, 2023 and 2022, except as noted elsewhere in these consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Our management, under the supervision of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2024.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report included in Item 8 of this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
Insider Trading Arrangements

	Trading Arrangement
	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares to be Sold	Expiration Date
Daniel Vidal, Director	Adopt	December 27, 2024	X		80,078	December 31, 2025
Ryan Schaffer, Chief Financial Officer	Adopt	December 31, 2024	X		200,000	December 31, 2025
(1)Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2)Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following information with respect to our board of directors and executive officers is presented as of February 27, 2025:

Name	Age	Position at Expensify	Principal Employment
David Barrett	48	Chief Executive Officer and Director	Chief Executive Officer of Expensify
Ryan Schaffer	38	Chief Financial Officer and Director	Chief Financial Officer of Expensify
Anuradha Muralidharan	41	Chief Operating Officer and Director	Chief Operating Officer of Expensify
Jason Mills	43	Chief Product Officer and Director	Chief Product Officer of Expensify
Daniel Vidal	36	Chief Strategy Officer and Director	Chief Strategy Officer of Expensify
Timothy Christen	66	Director	Chairman of the Board at Mayville Engineering Company, a value-added manufacturer providing prototyping and tooling, production fabrication, coating, assembly, and aftermarket services across diverse industries
Ellen Pao	55	Director	Cofounder and Chief Executive Officer of Project Include, a nonprofit advocating for diversity, equity and inclusion in technology companies
Ying (Vivian) Liu	49	Director	Former President, Chief Operating Officer, and Chief Financial Officer of ContextLogic, Inc. (d/b/a Wish), a mobile e-commerce platform
We have adopted an insider trading policy that governs the purchase, sale, and/or other dispositions of our securities by officers, directors, contractors, consultants and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing requirements of Nasdaq. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
The other information required by this Item will be set forth in, and is incorporated by reference to, our 2025 Proxy Statement (the “2025 Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2024.

Item 11. Executive Compensation
The information required by this Item will be set forth in, and is incorporated by reference to, the 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth in, and is incorporated by reference to, the 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth in, and is incorporated by reference to, the 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in, and is incorporated by reference to, the 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

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
3.Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference

Exhibit No.	Name	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-41043	3.1	November 8 ,2024

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-41043	3.2	November 15, 2021

4.1	Form of Class A Common Stock Certificate.	S-1/A	333-260297	4.1	November 01, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated as of January 22, 2015, by and among the Registrant and certain of its stockholders.	S-1/A	333-260297	4.2	October 18, 2021

4.3*	Description of Registrant's Securities.

9.1	Expensify Voting Trust Agreement	10-K	001-41043	9.1	March 31, 2022

10.1*	Second Amended and Restated Loan and Security Agreement, dated as of February 21, 2024, by and between the Registrant, the Lenders party thereto, and Canadian Imperial Bank of Commerce.

10.2	First Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of May 7, 2024, by and among the Registrant, the Lenders party thereto and Canadian Imperial Bank of Commerce.	10-Q	001-41043	10.2	May 9, 2024

10.3	Second Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of August 28, 2024, by and among the Registrant, the Lenders party thereto and Canadian Imperial Bank of Commerce.	10-Q	001-41043	10.1	November 8 ,2024

10.4*
Third Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of February 13, 2025, by and among the Registrant, the Lenders party thereto and Canadian Imperial Bank of Commerce.

10.5†	Employment Agreement by and between the Registrant and David Barrett.	S-1/A	333-260297	10.3	October 18, 2021

10.6†	Employment Agreement by and between the Registrant and Ryan Schaffer.	S-1/A	333-260297	10.4	October 18, 2021

10.7†	Employment Agreement by and between the Registrant and Anuradha Muralidharan.	S-1/A	333-260297	10.5	October 18, 2021

10.8†	2009 Stock Plan	S-1/A	333-260297	10.6	November 01, 2021

10.9†	2009 Stock Plan – Form of Notice of Stock Option Grant (EMI)	S-1/A	333-260297	10.7	November 01, 2021

10.10†	2009 Stock Plan – Form of Option Agreement	S-1/A	333-260297	10.8	November 01, 2021

10.11†	2019 Stock Plan	S-1/A	333-260297	10.9	November 01, 2021

10.12†	2019 Stock Plan – Form of Early Exercise Notice and Restricted Stock Purchase Agreement	S-1/A	333-260297	10.10	November 01, 2021

10.13†	2019 Stock Plan – Form of Exercise Agreement (EMI)	S-1/A	333-260297	10.11	November 01, 2021

10.14†	2019 Stock Plan – Form of Exercise Agreement	S-1/A	333-260297	10.12	November 01, 2021

10.15†	2019 Stock Plan – Form of Option Agreement (early exercise) (Reg S)	S-1/A	333-260297	10.13	November 01, 2021

10.16†	2019 Stock Plan – Form of Option Agreement (early exercise)	S-1/A	333-260297	10.14	November 01, 2021

10.17†	2019 Stock Plan – Form of Notice of Stock Option Grant (EMI)	S-1/A	333-260297	10.15	November 01, 2021

10.18†	2019 Stock Plan - Form of Contingent Exercise Agreement	S-1/A	333-260297	10.16	November 01, 2021

10.19†	2019 Plan - Form of RSU Agreement	S-1/A	333-260297	10.17	November 01, 2021

10.20†	2021 Incentive Award Plan	S-1/A	333-260297	10.18	November 01, 2021

10.21†	2021 Plan - Form of RSU Agreement	S-1/A	333-260297	10.20	November 01, 2021

10.22†	2021 Plan - Form of Option Agreement	S-1/A	333-260297	10.21	November 01, 2021

10.23†	2021 Stock Purchase and Matching Plan	10-K	001-41043	10.19	March 31, 2022

10.24†	Non-Employee Director Compensation Program	S-1/A	333-260297	10.22	November 01, 2021

10.25†	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-260297	10.23	November 01, 2021

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP as to the Registrant.

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

32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Expensify, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-41043	97.1	February 26, 2024

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkable Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.
**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPENSIFY, INC.

	By:	/s/ David Barrett
David Barrett
Chief Executive Officer
Date: February 27, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Barrett	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2025
David Barrett

/s/ Ryan Schaffer	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 27, 2025
Ryan Schaffer

/s/ Anuradha Muralidharan	Director	February 27, 2025
Anuradha Muralidharan

/s/ Daniel Vidal	Director	February 27, 2025
Daniel Vidal

/s/ Jason Mills	Director	February 27, 2025
Jason Mills

/s/ Tim Christen	Director	February 27, 2025
Tim Christen

/s/ Ellen Pao	Director	February 27, 2025
Ellen Pao

/s/ Ying (Vivian) Liu	Director	February 27, 2025
Ying (Vivian) Liu