Form 10-Q
period 2025-03-31
Expensify, Inc.
filed 2025-05-08
CIK 1476840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The registrant had outstanding 80,399,794 shares of Class A common stock, par value of $0.0001 per share, 4,209,827 shares of LT10 common stock, par value $0.0001 per share, and 7,793,436 shares of LT50 common stock, par value $0.0001 per share, as of May 5, 2025.

i

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. There are a number of risks, uncertainties, and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others:
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
•the amount and timing of operating expenses that we may incur to maintain and expand our business and operations to remain competitive;
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
•our borrowing costs, which have and may continue to increase as a result of increases in interest rates;
•our ability to effectively manage our exposure to fluctuations in foreign currency exchange rates;
•the size of our addressable markets, market share and market trends;
•anticipated trends, developments and challenges in our industry, business and the highly competitive markets in which we operate;
•any adverse impact on our business operations as a result of using artificial intelligence ("AI") or other machine learning technologies in our services;
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
•the impact of tariffs and global trade disruptions on us, our customers and our vendors, including the impact on inflation, supply chains and consumer sentiment; and
•the other risks and uncertainties identified under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts and projections about future events and trends that we believe may affect our business, results of operations, financial condition and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024, and any subsequent filings, as well as those identified in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements

1

Expensify, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	As of March 31,	As of December 31,
	2025	2024
Assets
Cash and cash equivalents	$59,627	$48,772
Accounts receivable, net	12,555	12,701
Settlement assets, net	50,038	42,406
Prepaid expenses	11,499	12,089
Other current assets	19,992	20,908
Total current assets	153,711	136,876
Capitalized software, net	15,232	16,232
Property and equipment, net	13,482	13,621
Lease right-of-use assets	5,269	5,441
Deferred tax assets, net	505	499
Other assets	1,037	1,011
Total assets	$189,236	$173,680
Liabilities and stockholders' equity
Accounts payable	$526	$196
Accrued expenses and other liabilities	9,732	8,240
Lease liabilities, current	738	729
Settlement liabilities	36,265	28,845
Total current liabilities	47,261	38,010
Lease liabilities, non-current	5,558	5,738
Other liabilities	1,766	1,689
Total liabilities	54,585	45,437
Commitments and contingencies (Note 4)
Stockholders' equity:
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.0001
Class A common stock; 1,000,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 80,380,404 and 79,471,414 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively
LT10 common stock; 21,871,197 shares authorized as of March 31, 2025 and December 31, 2024; 4,209,827 shares issued and outstanding as of March 31, 2025 and December 31, 2024
LT50 common stock; 24,967,114 shares authorized as of March 31, 2025 and December 31, 2024; 7,793,436 and 7,695,524 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively
	9	9
Additional paid-in capital	288,639	279,062
Accumulated deficit	(153,997)	(150,828)
Total stockholders' equity	134,651	128,243
Total liabilities and stockholders' equity	$189,236	$173,680

See accompanying notes to Condensed Consolidated Financial Statements.
2

Expensify, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$36,074	$33,535
Cost of revenue, net	17,832	14,584
Gross margin	18,242	18,951
Operating expenses:
Research and development	5,358	5,929
General and administrative	10,829	11,431
Sales and marketing	3,542	3,384
Total operating expenses	19,729	20,744
Loss from operations	(1,487)	(1,793)
Other income (expenses), net	324	(954)
Loss before income taxes	(1,163)	(2,747)
Provision for income taxes	(2,006)	(1,034)
Net loss	$(3,169)	$(3,781)
Net loss per share:
Basic and diluted	$(0.03)	$(0.04)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	91,501,083	85,141,411

See accompanying notes to Condensed Consolidated Financial Statements.
3

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Three months ended March 31, 2025
Balance at December 31, 2024	—	$—	91,376,765	$9	$279,062	$(150,828)	$128,243
Issuance of common stock on exercise of stock options	—	—	75,289	—	91	—	91
Vesting of early exercised stock options	—	—	—	—	88	—	88
Issuance of restricted stock units	—	—	4,957	—	18	—	18
Issuance of common stock under Matching Plan	—	—	729,486	—	1,151	—	1,151
Issuance of common stock in connection with restricted stock units vesting	—	—	197,170	—	—	—	—
Stock-based compensation	—	—	—	—	8,229	—	8,229
Net loss	—	—	—	—	—	(3,169)	(3,169)
Balance at March 31, 2025	—	$—	92,383,667	$9	$288,639	$(153,997)	$134,651

See accompanying notes to Condensed Consolidated Financial Statements.
4

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Three months ended March 31, 2024
Balance at December 31, 2023	—	$—	85,225,328	$8	$241,509	$(140,773)	$100,744
Issuance of common stock upon exercise of stock options	—	—	42,304	—	39	—	39
Vesting of early exercised stock options	—	—	—	—	137	—	137
Issuance of restricted stock units	—	—	7,288	—	18	—	18
Repurchases of early exercised stock options	—	—	(30,434)	—	—	—	—
Issuance of common stock under Matching Plan	—	—	1,030,144	1	913	—	914
Issuance of common stock in connection with restricted stock units vesting	—	—	209,877	—	—	—	—
Stock-based compensation	—	—	—	—	8,439	—	8,439
Net loss	—	—	—	—	—	(3,781)	(3,781)
Balance at March 31, 2024	—	$—	86,484,507	$9	$251,055	$(144,554)	$106,510

See accompanying notes to Condensed Consolidated Financial Statements.
5

Expensify, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,169)	$(3,781)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,983	1,423
Reduction of operating lease right-of-use assets	138	136
Loss on impairment, receivables and sale or disposal of equipment	156	337
Stock-based compensation expense	7,990	7,524
Amortization of original issue discount and debt issuance costs	11	11
Deferred tax assets	(6)	(9)
Changes in assets and liabilities:
Accounts receivable, net	53	139
Settlement assets, net	(12,217)	(6,120)
Prepaid expenses	590	1,270
Other current assets	150	171
Other assets	(26)	(124)
Accounts payable	330	(260)
Accrued expenses and other liabilities	1,462	1,044
Operating lease liabilities	(137)	34
Settlement liabilities	7,420	1,570
Other liabilities	77	106
Net cash provided by operating activities	4,805	3,471
Cash flows from investing activities:
Software development costs	(498)	(2,829)
Net cash used in investing activities	(498)	(2,829)
Cash flows from financing activities:
Principal payments of finance leases	(34)	(31)
Principal payments of outstanding debt	—	(37)
Payments for debt issuance costs	—	(8)
Repurchases of early exercised stock options	—	(32)
Proceeds from common stock purchased under Matching Plan	1,151	914
Proceeds from issuance of common stock on exercise of stock options	91	39
Net cash provided by financing activities	1,208	845
Net increase in cash and cash equivalents and restricted cash	5,515	1,487
Cash and cash equivalents and restricted cash, beginning of period	90,834	96,658
Cash and cash equivalents and restricted cash, end of period	$96,349	$98,145
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$454
Cash paid for income taxes	$585	$1,164
Noncash investing and financing items:
Stock-based compensation capitalized as software development costs	$239	$915
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$174	$223
Reconciliation of cash and cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$59,627	$49,340
Restricted cash included in other current assets	19,225	24,267
Restricted cash included in settlement assets, net	17,497	24,538
Total cash, cash equivalents and restricted cash	$96,349	$98,145

See accompanying notes to Condensed Consolidated Financial Statements.
6

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 – GENERAL INFORMATION
Description of the Business
Expensify, Inc. ("Expensify") was incorporated in Delaware on April 29, 2009. Expensify offers a comprehensive expense management platform that integrates with a variety of third-party accounting applications, including QuickBooks Desktop, QuickBooks Online, Xero, NetSuite, Intacct, Sage, Microsoft Dynamics, MYOB and others. Expensify's product simplifies the way that employees and vendors manage and submit expense receipts and bills and provides efficiencies to companies for the payment of those bills. Expensify delivers its services over the internet to corporations and individuals under license arrangements and offers unique pricing options for small and medium-sized businesses and enterprises on a per-active-member basis. Expensify has subsidiaries in the United States ("U.S."), Australia, Canada, Netherlands and United Kingdom ("UK").
Expensify also offers an Expensify charge card (the "Expensify Card"), which is primarily distributed to corporate customers in the U.S. who subsequently distribute the card to their employees for business use. The Expensify Card allows customers to have real-time control over their employees' spending and compliance with spending limits in addition to eReceipt reporting on purchases.
As of March 31, 2025, the Expensify Card consisted substantially of a single card program that launched in February 2024 (the "Updated Card Program"). The Updated Card Program operates under an agreement with the issuing bank, The Bancorp Bank, N.A. ("Bancorp"), to issue Expensify Cards to customers and authorize and settle transactions on the Visa card network.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Expensify, its wholly-owned subsidiaries, and Expensify.org (collectively, the "Company") and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report").
All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position, results of operations, equity, and cash flows for the periods presented.
Results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other future annual or interim period.

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
Segment Reporting
The Company operates as one reportable segment because its chief operating decision maker ("CODM"), a committee that consists of the chief executive officer, the chief financial officer, and the chief operating officer, reviews the Company’s financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. Accordingly, the CODM uses Net loss on a consolidated basis to measure segment profit or loss and reviews significant segment expenses on a consolidated basis to manage the Company's operations, which includes Cost of revenue, net, Research and development, General and administrative, and Sales and marketing. All significant segment expenses for the three months ended March 31, 2025 and 2024 are presented on the Condensed Consolidated Statements of Operations. Interest income is recorded within Other income (expenses), net on the Condensed Consolidated Statements of Operations. Interest income for the three months ended March 31, 2025 and 2024 was $0.4 million and $0.1 million, respectively. The measure of segment assets is Total assets as reported on the Condensed Consolidated Balance Sheets. Substantially all long-lived assets are located in the United States.
Updates to Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 of the 2024 Annual Report. Since the date the 2024 Annual Report was filed with the SEC, there have been no material changes to the Company's significant accounting policies, including the adoption status of recent accounting pronouncements.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 - REVENUE AND CERTAIN STATEMENT OF OPERATIONS COMPONENTS
The table below provides the Company's total revenue by geographic region based on the currency of the revenue received (in thousands). No other individual country outside of the United States accounted for more than 10% of total revenue.

	Three Months Ended March 31,
	2025	2024
United States	$33,074	$30,513
All other locations	3,000	3,022
Total revenue	$36,074	$33,535

No individual customer represented more than 10% of the Company’s total revenue during each of the three months ended March 31, 2025 and 2024.
Cashback Rewards
The Company offers a cashback rewards program to all customers on the Updated Card Program based on volume of Expensify Card transactions. Cashback rewards are earned on a monthly basis and are applied against outstanding customer receivables or paid out the following month. The Company considers cashback rewards as consideration payable to a customer, and it is recorded as contra revenue within Revenue on the Condensed Consolidated Statements of Operations. Cashback rewards were $2.3 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively.
Interchange
The Company generates revenue from the authorization and settlement of Expensify Card transactions under the Updated Card Program. The Company is contractually entitled to all interchange generated on Expensify Card transactions based on its agreement with the issuing bank, and such funds are held as restricted cash within Other current assets on the Condensed Consolidated Balance Sheets until released by the issuing bank. Under the Updated Card Program, the Company is the principal in the transaction and recognizes interchange as revenue on a gross basis within Revenue on the accompanying Condensed Consolidated Statements of Operations. Interchange revenue was $5.0 million for three months ended March 31, 2025. For the three months ended March 31, 2024, the Company had an immaterial amount of interchange revenue.
Consideration From a Vendor, Net
The Company receives consideration from a vendor for monetizing Expensify Card activities under the Company's previous card program (the "Legacy Card Program"), under which an immaterial number of cardholders continue to operate. The Legacy Card Program operates under an agreement with the payment processor, Marqeta, Inc. ("Marqeta"), and relies on Marqeta to manage the relationship with the issuing bank, Sutton Bank, and the card network, Visa, in authorizing and settling transactions. This consideration, net of credit card processing fees paid to the vendor, is included as a reduction to Cost of revenue, net on the Condensed Consolidated Statements of Operations. Consideration from a vendor, net was immaterial for the three months ended March 31, 2025. For the three months ended March 31, 2024, consideration from a vendor, net was $3.2 million.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
NOTE 3 - CERTAIN BALANCE SHEET COMPONENTS
Other Current Assets
Other current assets consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Expensify Card posted collateral for funds held for customers	$11,328	$12,415
Expensify.org restricted cash	5,987	5,972
Earned interchange restricted cash	1,750	1,442
Deferred contract acquisition costs	400	339
Income tax receivable	274	429
Other restricted cash	160	151
Other	93	160
Other current assets	$19,992	$20,908

Capitalized Software, Net
Capitalized software, net consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Capitalized software development costs	$33,142	$32,332
Less: accumulated amortization	(17,910)	(16,100)
Capitalized software, net	$15,232	$16,232

Amortization expense related to capitalized software development costs is recorded in Cost of revenue, net on the Condensed Consolidated Statements of Operations. Amortization expense was $1.8 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Computers and equipment	$170	$170
Furniture and fixtures	1,930	1,930
Leasehold improvements	7,937	7,937
Commercial building	6,493	6,493
Land	4,151	4,151
Construction in progress	2,570	2,570
Total property and equipment	23,251	23,251
Less: accumulated depreciation	(9,769)	(9,630)
Property and equipment, net	$13,482	$13,621

Depreciation expense related to property and equipment is recorded in General and administrative, Sales and marketing, and Other income (expenses), net on the Condensed Consolidated Statements of Operations. Depreciation expense related to property and equipment was $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Sales, payroll and other taxes payable	$2,395	$2,538
Income taxes payable	2,136	934
Professional fees	1,625	1,336
Partner payouts and advertising fees	1,297	1,194
Cashback rewards	503	489
Matching Plan payroll liability	480	408
Credit card processing fees	449	411
Other	847	930
Accrued expenses and other liabilities	$9,732	$8,240

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
NOTE 4 - COMMITMENTS AND CONTINGENCIES
Amortizing Term Mortgage
In August 2019, the Company entered into an $8.3 million amortizing term mortgage agreement with Canadian Imperial Bank of Commerce ("CIBC") for the Company's commercial building located in Portland, Oregon. The agreement required principal and interest payments to be made each month over a five-year period. Interest accrued at a fixed rate of 5.00% per year until August 2024, at which point the remaining outstanding principal balance on the amortizing term mortgage was due in full. The borrowings were secured by the building. On August 29, 2024, the Company repaid in full the then-outstanding balance of $7.6 million and terminated the associated mortgage agreement with CIBC and secured promissory note.
Loan and Security Agreement
In February 2024, the Company entered into a Second Amended and Restated Loan and Security Agreement (as amended by the First Amendment described below, and as may be further amended from time to time, the "2024 Amended Loan and Security Agreement") with CIBC. The 2024 Amended Loan and Security Agreement provides for a $25.0 million revolving credit facility that expires in September 2025. Borrowings under the revolving line of credit accrue interest at CIBC’s reference rate plus 1.00% and are secured by substantially all of the Company's assets.
In April 2024, the Company entered into an irrevocable standby letter of credit (the "Letter of Credit") issued under the 2024 Amended Loan and Security Agreement to reduce cash collateral requirements in connection with the Updated Card Program. The Letter of Credit was issued in the amount of $1.0 million for the benefit of Bancorp and was set to expire on March 20, 2025. The Letter of Credit was renewed on February 28, 2025 and now expires on March 20, 2026. No amounts had been drawn on the Letter of Credit as of March 31, 2025.
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
In August 2024, the Company entered into a Second Amendment to the 2024 Amended Loan and Security Agreement, which permits the Company's wholly-owned subsidiary, 401 SW 5th Ave LLC, to remain an excluded subsidiary provided that the subsidiary does not engage in any operations or activities except to maintain legal existence and ownership of the real property or any related activities thereto, does not hold assets other than real estate assets, and does not incur any indebtedness except for intercompany liabilities permitted under the agreement or grant any liens.
In February 2025, the Company entered into a Third Amendment to the 2024 Amended Loan and Security Agreement, which amended the covenant restricting the amount of repurchases of common stock, which includes net share settlements of stock-based awards, to allow for certain additional net share settlement activity.
As of March 31, 2025 and December 31, 2024, there were no borrowings under the revolving line of credit. As of March 31, 2025, there was $24.0 million of capacity available for additional borrowings.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
As of March 31, 2025, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
The Stock Plans will continue to govern the terms and conditions of the outstanding awards granted under them. Upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A or LT50 common stock underlying outstanding stock-based awards granted under the 2019 Stock Plan, an equal number of shares of Class A common stock will become available for grant under the 2021 Incentive Award Plan ("2021 Plan") and the Company's 2021 Stock Purchase and Matching Plan ("Matching Plan" and together with the 2021 Plan, "2021 Incentive Plans").
2021 Incentive Plans
In November 2021, the Board of Directors adopted, and the Company's stockholders approved, the 2021 Incentive Plans, which both became effective immediately before the effectiveness of the IPO Registration Statement and use a combined share reserve. Under the 2021 Incentive Plans, 11,676,932 shares of Class A common stock were initially reserved for issuance pursuant to a variety of stock-based awards, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs"), and other forms of equity and cash compensation under the 2021 Plan and purchase rights and matching awards under the Matching Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Plans will be increased upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A or LT50

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
common stock underlying outstanding stock-based awards granted under the 2019 Stock Plan. The number of shares of Class A common stock reserved and available for issuance under the 2021 Incentive Plans as of March 31, 2025 and December 31, 2024 was 25,625,898 shares and 20,879,081 shares, respectively. The number of shares will automatically increase each subsequent January 1 through January 1, 2031, by the lesser of (A) 6% of the aggregate number of shares of all classes of common stock outstanding on the immediately preceding calendar year end, or (B) such lesser number of shares as determined by the Company’s Board of Directors or compensation committee; provided, however, that no more than 87,576,990 shares of Class A common stock may be issued upon the exercise of incentive stock options.
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
The price at which Class A common stock is purchased under the Matching Plan equals the average of the high and low trading price of a share of Class A common stock as of the last trading day of the offering period. At the end of each offering period, the Company may provide a discretionary match up to 1/10 of a share of Class A common stock for each share of Class A common stock purchased by or issued to a Service Provider under the Matching Plan that is retained through the end of the applicable offering period. No fractional shares will be issued by the Company. The Company will round to the nearest full share for shares purchased or matched shares issued to a Service Provider under the Matching Plan. The match rate applicable to each offering period shall be limited to 1.50% of the shares of any class of capital stock outstanding as of the exercise date applicable to such offering period. The Company estimates the fair value of matched shares provided under the Matching Plan using the closing price of the Company's Class A common stock on the Nasdaq Stock Market LLC on the date of grant. The Company recognizes stock-based compensation expense related to the matched shares pursuant to its Matching Plan on a straight-line basis over the applicable three-month offering period.
Service Providers who participated in the Matching Plan for the offering period ended March 14, 2025 purchased a total of 332,783 Class A common shares, based on a purchase price of $3.46, resulting in gross cash proceeds to the Company of $1.2 million.
Service Providers who participated in the Matching Plan for the offering period ended March 14, 2024 purchased a total of 441,541 Class A common shares, based on a purchase price of $2.07, resulting in gross cash proceeds to the Company of $0.9 million.
For the offering period ended March 14, 2025, the Company elected to match each share of Class A common stock purchased or issued under the Matching Plan with 1/20 of a share of Class A common stock. During the three months ended March 31, 2025, the Company granted a total of 218,504 shares of Class A common stock as a matching contribution under the Matching Plan with no shares withheld for taxes.
For the offering period ended March 14, 2024, the Company elected to match each share of Class A common stock purchased or issued under the Matching Plan with 1/20 of a share of Class A common stock. During the three months ended March 31, 2024, the Company granted a total of 110,084 shares of Class A common stock as a matching contribution under the Matching Plan with no shares withheld for taxes.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The Company has made discretionary contributions under the Matching Plan to eligible Service Providers. During the three months ended March 31, 2025, the Company granted a total of 178,199 shares of Class A common stock as discretionary contributions under the Matching Plan with no shares withheld for taxes. During the three months ended March 31, 2024, the Company granted a total of 478,519 shares of Class A common stock as discretionary contributions under the Matching Plan with no shares withheld for taxes.
Restricted Stock Units
During the three months ended March 31, 2025, RSU activity for Service Providers and non-employee directors was as follows:

	Class A Common Stock	LT50 Common Stock	Weighted average grant date fair value per share
Outstanding at December 31, 2024	2,150,101	1,894,470	$30.21
RSUs vested	(99,258)	(97,912)	$31.84
RSUs cancelled/forfeited/expired	(22,401)	(22,401)	$40.97
Outstanding at March 31, 2025	2,028,442	1,774,157	$30.00

As of March 31, 2025, there was $92.7 million of unamortized stock-based compensation cost related to unvested RSUs, which is expected to be recognized over the remaining weighted average life of 4.25 years.
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
The Company has only granted options under the Stock Plans. Options typically vest over four years and are exercisable at any time after the grant date, provided that Service Providers exercising unvested options receive restricted common stock that is subject to repurchase at the original exercise price upon termination of service. The repurchase right lapses in accordance with the vesting schedule of the exercised option. Early exercises of options prior to vesting are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises of unvested options are recorded as a liability. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. There were no repurchases of exercised restricted common stock during the three months ended March 31, 2025 and an immaterial amount during the three months ended March 31, 2024.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
A summary of the Company's stock option activity was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Outstanding at December 31, 2024	3,759,580	$2.29	4.11
Options exercised	(75,289)	$1.22
Options cancelled/forfeited/expired	(3,812)	$5.94
Outstanding at March 31, 2025	3,680,479	$2.31	3.88
Exercisable at March 31, 2025	3,675,549	$2.30	3.88

The total pretax intrinsic value of options outstanding and exercisable at March 31, 2025 and December 31, 2024 was $6.3 million and $7.4 million, respectively. The intrinsic value is the difference between the estimated fair market value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options.
As of March 31, 2025, there was $0.4 million of unrecognized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 0.27 years.
Cash received from option exercises and purchases of shares under the Stock Plans was $0.1 million during the three months ended March 31, 2025 and immaterial during the three months ended March 31, 2024.
Stock-Based Compensation
The following table summarizes the stock-based compensation recognized for options granted under the 2009 Stock Plan, options and RSUs granted under the 2019 Stock Plan, RSUs granted under the 2021 Plan and matching and discretionary shares issued under the Matching Plan (in thousands):

	Three Months Ended March 31,
	2025	2024
Matching Plan shares	$1,527	$1,430
Restricted stock units	6,077	6,260
Stock options	625	749
Total stock-based compensation	8,229	8,439
Less: stock-based compensation capitalized as software development costs	(239)	(915)
Total stock-based compensation expense	$7,990	$7,524

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Stock-based compensation expense is allocated based on the cost center to which the award holder spent time during the reported periods. Stock-based compensation expense is included in the following components of expenses on the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue, net	$3,039	$2,932
Research and development	2,402	2,749
General and administrative	1,572	1,703
Sales and marketing	977	140
Total stock-based compensation expense	$7,990	$7,524

NOTE 6 - INCOME TAXES
For the three months ended March 31, 2025, the Company prepared its interim tax provision by applying a year-to-date effective tax rate, which the Company believes results in the best estimate of the annual effective tax rate.
The Company recorded a provision for income taxes of $2.0 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively, which resulted in effective tax rates of (172.5)% and (37.6)%, respectively.
The differences between the statutory rate and the effective rate for 2025 and 2024 were primarily due to the change in the valuation allowance and non-deductible stock-based compensation, partially offset by Section 162(m) of the Internal Revenue Code compensation limitations.
The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. As of March 31, 2025 and December 31, 2024, the Company recorded an uncertain tax position liability of $1.6 million and $1.5 million, respectively, within Other liabilities on the Condensed Consolidated Balance Sheets. This liability includes $0.2 million and an immaterial amount of interest and penalties as of March 31, 2025 and December 31, 2024, respectively.
An examination of the Company's 2021 federal tax return by the Internal Revenue Service commenced in the fourth quarter of 2024.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 - NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31, 2025
	Class A	LT10	LT50	Consolidated
Numerator
Net loss, basic and diluted	$(2,756)	$(146)	$(267)	$(3,169)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	79,577,238	4,209,827	7,714,018	91,501,083
Net loss per share, basic and diluted	$(0.03)	$(0.03)	$(0.03)	$(0.03)

	Three Months Ended March 31, 2024
	Class A	LT10	LT50	Consolidated
Numerator
Net loss, basic and diluted	$(3,130)	$(326)	$(325)	$(3,781)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	70,486,146	7,333,432	7,321,833	85,141,411
Net loss per share, basic and diluted	$(0.04)	$(0.04)	$(0.04)	$(0.04)

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

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended March 31, 2025
	Class A	LT10	LT50	Consolidated
Weighted average stock options	2,106,034	—	—	2,106,034
Matching shares	28,145	—	—	28,145
Total	2,134,179	—	—	2,134,179

	Three Months Ended March 31, 2024
	Class A	LT10	LT50	Consolidated
Weighted average stock options	1,490,098	—	—	1,490,098

NOTE 8 - EQUITY
On May 10, 2022, the Executive Committee of the Board of Directors (the "Executive Committee") approved a share repurchase program with authorization to purchase up to $50.0 million of shares of Class A common stock ("2022 Share Repurchase Program"). The 2022 Share Repurchase Program authorized the Company to repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in accordance with applicable securities laws and other restrictions. The actual timing, manner, price and total amount of repurchases was dependent on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of loan agreements and other considerations. The 2022 Share Repurchase Program did not obligate the Company to acquire any particular amount of Class A common stock, and the Company was permitted to suspend or terminate the program at any time at its discretion without prior notice.
On February 25, 2025, the Executive Committee approved a new share repurchase program with authorization to purchase up to $50.0 million of shares of Class A common stock ("2025 Share Repurchase Program"). The 2025 Share Repurchase Program replaced the 2022 Share Repurchase Program, which would have expired in March 2025. Under the 2025 Share Repurchase Program, the Company may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The actual timing and total amount of future repurchases are subject to business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of our loan agreements and other considerations. The 2025 Share Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and the program may be suspended or terminated at any time by the Company at any time at its discretion without prior notice.
During each of the three months ended March 31, 2025 and 2024, the Company did not repurchase any shares of Class A common stock under the 2025 Share Repurchase Program or 2022 Share Repurchase Program.
As of March 31, 2025, the Company had $50.0 million remaining under the 2025 Share Repurchase Program, not including amounts used for net share settlement of vested equity incentive awards.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
NOTE 9 - RELATED PARTY TRANSACTIONS
There are no significant related party transactions for the Company as of March 31, 2025, except as noted elsewhere in these condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report"). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. "Risk Factors" in our 2024 Annual Report and included elsewhere in this Quarterly Report on Form 10-Q. See "Special Note Regarding Forward-Looking Statements."
OVERVIEW
Expensify is a cloud-based expense management software platform that helps the smallest to the largest businesses simplify the way they manage money. Every day, people from all walks of life in organizations around the world use Expensify to scan and reimburse receipts from flights, hotels, coffee shops, office supplies and ride shares. Since our founding in 2008, we have added over 15 million members to our community and processed and automated 1.8 billion expense transactions on our platform as of March 31, 2025, freeing people to spend less time managing expenses and more time doing the things they love. For the quarter ended March 31, 2025, an average of 657,000 paid members across an average of 45,100 companies and over 200 countries and territories used Expensify to make money easy.
MACROECONOMIC TRENDS
Our business and the operations of our customers, the majority of which are small and medium-sized businesses, depend on the overall state of the economy, and we and they could be negatively impacted by slower economic growth and a potential for a recession. Although certain indicators have suggested that inflation has made downward progress, the economy continues to be impacted by elevated inflation rates and faces further inflation risk. Tariff and trade issues also continue to cause overall uncertainty with respect to the economy. See Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A. "Risk Factors" in our 2024 Annual Report for further discussion of the possible impact of such macroeconomic trends on our business. Additionally, other potential challenging macroeconomic conditions, and the resulting impact on business continuity and travel, could negatively impact our business.

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
As of March 31, 2025, the Expensify Card consisted substantially of a single card program that launched in February 2024 (the "Updated Card Program"). The Updated Card Program operates under an agreement with the issuing bank, The Bancorp Bank, N.A. ("Bancorp"), to issue Expensify Cards to customers and authorize and settle transactions on the Visa card network.
Under the Updated Card Program, we generate revenue from the authorization and settlement of Expensify Card transactions and are contractually entitled to all interchange generated on Expensify Card transactions based on our agreement with Bancorp. We are the principal in the transaction and recognize interchange as revenue on a gross basis within Revenue on the accompanying Condensed Consolidated Statements of Operations. Interchange revenue was $5.0 million for the three months ended March 31, 2025. For the three months ended March 31, 2024, we had an immaterial amount of interchange revenue.
We offer a cashback rewards program to all customers on the Updated Card Program based on volume of Expensify Card transactions. Cashback rewards are earned on a monthly basis and are applied against outstanding customer receivables or are paid out the following month. We consider our cashback rewards as consideration payable to a customer, and they are recorded as contra revenue within Revenue on the Condensed Consolidated Statements of Operations. Cashback rewards applied against outstanding customer receivables are reflected as a reduction to Accounts receivable, net on the Condensed Consolidated Balance Sheets. Cashback rewards liability is recorded within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. The cashback rewards fluctuate over time as customers meet eligibility requirements and the timing of payments made to customers.
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

Consideration from a vendor is related to the Expensify Card under our previous card program under which an immaterial number of cardholders continue to operate (the "Legacy Card Program"). The Legacy Card Program operates under an agreement with the payment processor, Marqeta, Inc. ("Marqeta"), and relies on Marqeta to manage the relationship with the issuing bank, Sutton Bank, and the card network, Visa, in authorizing and settling transactions. The vendor is contractually entitled to the interchange through its relationships with the card network and card issuing bank. The vendor keeps a portion of the interchange for their services, and our agreement with the vendor results in us receiving the remainder of the interchange (our remainder portion, "Expensify interchange amount"). The vendor also charges us fees ("vendor fees") for the services it provides to us. Due to the nature of the vendor agreement, we do not record the Expensify interchange amount as revenue under the Legacy Card Program. Instead, the net of the Expensify interchange amount and vendor fees are paid to us, which we record as "Consideration from a vendor, net," a contra expense in Cost of revenue, net on the Condensed Consolidated Statements of Operations. Consideration from a vendor, net was immaterial for the three months ended March 31, 2025. The following table summarizes the components of Consideration from a vendor, net for the three months ended March 31, 2024:

Three Months Ended March 31, 2024
(in thousands)
Expensify interchange amount	$3,514
Vendor fees	(327)
Consideration from a vendor, net	$3,187

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
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses, including stock-based compensation, for any employee time allocated to administrative functions, including finance and accounting, legal and compliance, and human resources. In addition to personnel-related expenses, general and administrative expenses consist of business insurance, rent, utilities, depreciation on property and equipment, amortization of operating right-of-use assets, information technology and external professional services, including finance and accounting, audit, tax, legal and compliance, and human resources.

Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related expenses, including stock-based compensation, advertising expenses, depreciation on property and equipment, outsourcing costs for sales and product demos, branding and public relations expenses, referral fees for strategic partners and other benefits that we provide to our referral and affiliate partners. We expect sales and marketing expenses to increase on a quarter-over-quarter basis as a result of a one-time charge we expect to recognize in the second quarter of 2025 for a promotional marketing opportunity to have Expensify featured in Apple’s big-budget film, F1, which is currently scheduled to be released in theaters in the summer of 2025.
Other Income (Expenses), Net
Other income (expenses), net, consists of the results of operations of our Fifth & Harvey, LLC subsidiary, which holds title to and manages operations of the operating lease for lots in Portland, Oregon that are currently used to host multiple portable food vendors open to the general public, as well as interest income, realized gains and losses on foreign currency transactions, foreign currency remeasurement, and interest paid under our credit facilities with Canadian Imperial Bank of Commerce ("CIBC"). See “—Liquidity and Capital Resources—Credit Facilities.”
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
The following table sets forth our results of operations for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except percentages, share and per share data)
Revenue	$36,074	$33,535
Cost of revenue, net(1)	17,832	14,584
Gross margin	18,242	18,951
Operating expenses:
Research and development(1)	5,358	5,929
General and administrative(1)	10,829	11,431
Sales and marketing(1)	3,542	3,384
Total operating expenses	19,729	20,744
Loss from operations	(1,487)	(1,793)
Other income (expenses), net	324	(954)
Loss before income taxes	(1,163)	(2,747)
Provision for income taxes	(2,006)	(1,034)
Net loss	$(3,169)	$(3,781)
Net loss per share:
Basic and diluted	$(0.03)	$(0.04)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	91,501,083	85,141,411
Net loss margin	(9)%	(11)%

(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue, net	$3,039	$2,932
Research and development	2,402	2,749
General and administrative	1,572	1,703
Sales and marketing	977	140
Total stock-based compensation expense	$7,990	$7,524

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
Revenue

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Revenue	$36,074	$33,535	$2,539	8%

Revenue increased by $2.5 million, or 8%, for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to an increase in interchange revenue driven primarily by a shift in cardholder spend from the Legacy Card Program to the Updated Card Program. This increase was partially offset by (i) a decrease in billable activity across our user base, including a decrease in pay-per-use billable activity which has a higher average fee per member than our annual members, and (ii) an increase in contra revenue related to cashback payments driven by the increased adoption and spend captured from members using the Expensify Card.
Cost of Revenue, Net and Gross Margin

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Cost of revenue, net	$17,832	$14,584	$3,248	22%
Gross margin	$18,242	$18,951	$(709)	(4)%
Gross margin %	51%	57%

Cost of revenue, net increased by $3.2 million, or 22%, for the three months ended March 31, 2025 compared to the same period in 2024. Cost of revenue, net increased primarily due to a decrease in Consideration from a vendor, net driven primarily by a shift in cardholder spend from the Legacy Card Program to the Updated Card Program, partially offset by a decrease in SmartScan costs due to increased use of AI instead of human agents.
Gross margin decreased to 51% for the three months ended March 31, 2025 compared to 57% in the same period in 2024 due to the factors described in the preceding paragraphs for Revenue and Cost of revenue, net.
OPERATING EXPENSES
Research and Development

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Research and development	$5,358	$5,929	$(571)	(10)%

Research and development expenses decreased by $0.6 million, or 10%, for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to a decrease in outsourcing activities for external contributor time spent on project initiatives and new product features.

General and Administrative

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
General and administrative	$10,829	$11,431	$(602)	(5)%

General and administrative expenses decreased by $0.6 million, or 5%, for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to a decrease in business insurance expense.
Sales and Marketing

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Sales and marketing	$3,542	$3,384	$158	5%

Sales and marketing expenses increased by $0.2 million, or 5%, for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to an increase in time spent on sales and marketing activities, partially offset by a decrease in advertising spend.
Other income (expenses), net

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Other income (expenses), net	$324	$(954)	$1,278	(134)%

Other income (expenses), net changed by $1.3 million, or 134%, for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to a decrease in interest expense incurred due to the repayments of the revolving line of credit and amortizing term mortgage discussed below under “—Liquidity and Capital Resources—Credit Facilities.”
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$(2,006)	$(1,034)	$(972)	94%

We recorded a provision for income taxes of $2.0 million during the three months ended March 31, 2025 compared to a provision from income taxes of $1.0 million for the same period in 2024.
During the three months ended March 31, 2025 and 2024, our effective income tax rate was (172.5)% and (37.6)%, respectively. The effective income tax rate differs from the statutory rate in 2025 and 2024 primarily due to the changes in valuation allowance and non-deductible stock-based compensation, partially offset by Section 162(m) of the Internal Revenue Code compensation limitations.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through our cash flow from operations, sales of our equity securities and borrowings under our credit facilities. As of March 31, 2025, we had $59.6 million in cash and cash equivalents, with no outstanding indebtedness and $24.0 million of capacity available for additional borrowings under our revolving line of credit.
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
CASH FLOWS
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$4,805	$3,471
Net cash used in investing activities	(498)	(2,829)
Net cash provided by financing activities	1,208	845
Net increase in cash and cash equivalents and restricted cash	$5,515	$1,487

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities was $4.8 million for the three months ended March 31, 2025 compared to $3.5 million for the same period in 2024. The increase was primarily due to an increase in interchange revenue driven by the increased adoption and spend captured from members using the Expensify Card, a decrease in advertising spend, and a decrease in SmartScan costs, partially offset by a decrease in subscription revenue.
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities was $0.5 million for the three months ended March 31, 2025, primarily consisting of software development costs.
Net cash used in investing activities decreased for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to a decrease in employee and external contributor software development costs.
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2025, primarily consisting of proceeds from common stock purchased under our 2021 Stock Purchase and Matching Plan ("Matching Plan").
During the three months ended March 31, 2024, net cash provided by financing activities primarily consisted of proceeds from common stock purchased under the Matching Plan.
SHARE REPURCHASE PROGRAM
In May 2022, the Executive Committee of our Board of Directors (the “Executive Committee”) approved a share repurchase program with authorization to purchase up to $50.0 million of shares of Class A common stock (“2022 Share Repurchase Program”). The 2022 Share Repurchase Program was scheduled to expire on March 31, 2025. On February 25, 2025, the Executive Committee approved a new share repurchase program with authorization to purchase up to $50.0 million of shares of Class A common stock ("2025 Share Repurchase Program") that replaced the 2022 Share Repurchase Program. Pursuant to the 2025 Share Repurchase Program, we may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act, in accordance with applicable securities laws and other restrictions. The actual timing, manner, price and total amount of future repurchases will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of loan agreements and other considerations. The 2025 Share Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, and the program may be suspended or terminated by us at any time at our discretion without prior notice. As of March 31, 2025, the Company had $50.0 million remaining under the 2025 Share Repurchase Program, not including amounts used for net share settlement of vested equity incentive awards. See Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
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
Loan and Security Agreement
In February 2024, we entered into a Second Amended and Restated Loan and Security Agreement (as amended by the amendments described below, and as may be further amended from time to time, the "2024 Amended Loan and Security Agreement") with CIBC. The 2024 Amended Loan and Security Agreement provides for a $25.0 million revolving credit facility that expires in September 2025. Borrowings under the revolving line of credit accrue interest at CIBC’s reference rate plus 1.00% and are secured by substantially all of our assets.
In April 2024, we entered into an irrevocable standby letter of credit (the "Letter of Credit") issued under the 2024 Amended Loan and Security Agreement to reduce cash collateral requirements in connection with the Updated Card Program. The Letter of Credit was issued in the amount of $1.0 million for the benefit of Bancorp and was set to expire on March 20, 2025. The Letter of Credit was renewed on February 28, 2025 and now expires on March 20, 2026. No amounts had been drawn on the Letter of Credit as of March 31, 2025.
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
In August 2024, we entered into a Second Amendment to the 2024 Amended Loan and Security Agreement, which permits our wholly-owned subsidiary, 401 SW 5th Ave LLC, to remain an excluded subsidiary provided that the subsidiary does not engage in any operations or activities except to maintain legal existence and ownership of the real property or any related activities thereto, does not hold assets other than real estate assets, and does not incur any indebtedness except for intercompany liabilities permitted under the agreement or grant any liens.
In February 2025, we entered into a Third Amendment to the 2024 Amended Loan and Security Agreement, which amended the covenant restricting the amount of repurchases of common stock, which includes net share settlements of stock-based awards, to allow for certain additional net share settlement activity.
Certain Covenants
We are subject to customary covenants under the 2024 Amended Loan and Security Agreement, which, unless waived by CIBC, restrict our and our subsidiaries' ability to, among other things, incur additional indebtedness, create or incur liens, permit a change of control, merge or consolidate with other companies, sell or transfer assets, pay dividends or make distributions, make acquisitions, investments or loans, or payments and prepayments of subordinated indebtedness, subject to certain exceptions. We must also maintain certain financial covenants including a total EBITDA net leverage ratio, as defined in the 2024 Amended Loan and Security Agreement, tested each quarter, not to exceed 2.50 to 1.00 from the quarter ended March 31, 2025 and each quarter thereafter.
If we fail to perform our obligations under these and other covenants, CIBC’s credit commitments could be terminated and any outstanding borrowings, together with accrued interest, under the credit or loan agreements could be declared immediately due and payable.
As of March 31, 2025, we were in compliance with all debt covenants.
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
KEY BUSINESS METRICS
Paid Members
We believe that our ability to increase the number of paid members on our platform drives our success as a business. Our customers pay for subscriptions on behalf of employees and contractors who use the platform, whom we refer to as paid members. We define paid members as the average number of users (employees, contractors, volunteers, team members, etc.) who are billed on Collect or Control plans during any particular quarter. For small and medium businesses or sole proprietors with only one employee, the business owner may also be the only paid member.

The following table sets forth the average number of paid members for each of the periods presented (in thousands):

Three Months Ended	Paid members
March 31, 2025	657
March 31, 2024	688

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
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net loss excluding provision for income taxes, other income (expenses), net, depreciation and amortization and stock-based compensation expense. We define adjusted EBITDA margin as adjusted EBITDA divided by total revenue for the same period. We are focused on profitable growth and we consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses that are not indicative of the core operating performance of our business.

	Three Months Ended March 31,
	2025	2024
	(in thousands, except percentages)
Adjusted EBITDA	$8,446	$7,114
Adjusted EBITDA margin	23%	21%

Non-GAAP Net Income and Non-GAAP Net Income Margin
We define non-GAAP net income as net loss excluding stock-based compensation expense. We define non-GAAP net income margin as non-GAAP net income divided by total revenue for the same period. We are focused on profitable growth and we consider non-GAAP net income to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of stock-based compensation expense, which is not considered indicative of the core operating performance of our business.

	Three Months Ended March 31,
	2025	2024
	(in thousands, except percentages)
Non-GAAP net income	$4,821	$3,743
Non-GAAP net income margin	13%	11%

Free Cash Flow and Free Cash Flow Margin
We define free cash flow as net cash provided by operating activities excluding changes in settlement assets and liabilities, which represent funds held for customers and customer funds in transit, respectively, reduced by the purchases of property and equipment and software development costs. We define free cash flow margin as free cash flow divided by total revenue for the same period.

	Three Months Ended March 31,
	2025	2024
	(in thousands, except percentages)
Free cash flow	$9,104	$5,192
Free cash flow margin	25.2%	15.5%

Reconciliations of Non-GAAP Financial Measures
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended March 31,
	2025	2024
	(in thousands, except percentages)
Net loss	$(3,169)	$(3,781)
Net loss margin	(9)%	(11)%
Add:
Provision for income taxes	2,006	1,034
Other (income) expenses, net	(324)	954
Depreciation and amortization	1,943	1,383
Stock-based compensation expense	7,990	7,524
Adjusted EBITDA	$8,446	$7,114
Adjusted EBITDA margin	23%	21%

Non-GAAP Net Income and Non-GAAP Net Income Margin

	Three Months Ended March 31,
	2025	2024
	(in thousands, except percentages)
Net loss	$(3,169)	$(3,781)
Net loss margin	(9)%	(11)%
Add:
Stock-based compensation expense	7,990	7,524
Non-GAAP net income	$4,821	$3,743
Non-GAAP net income margin	13%	11%

Free Cash Flow and Free Cash Flow Margin

	Three Months Ended March 31,
	2025	2024
	(in thousands, except percentages)
Net cash provided by operating activities	$4,805	$3,471
Operating cash flow margin	13%	10%
(Increase) decrease in changes in assets and liabilities:
Settlement assets, net	12,217	6,120
Settlement liabilities	(7,420)	(1,570)
Less:
Software development costs	(498)	(2,829)
Free cash flow	$9,104	$5,192
Free cash flow margin	25%	15%

Contractual Obligations and Commitments
As of March 31, 2025, there have been no material changes in our contractual obligations and commitments as disclosed in our 2024 Annual Report.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report.
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk from the disclosure included under Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
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

Part II - Other Information
Item 1. Legal Proceedings
On November 29, 2023, a putative securities class action (the “Putative Class Action”) was filed in the United States District Court for the District of Oregon captioned Wilhite v. Expensify, Inc., et al., Case No. 3:23-cv-01784-JR, naming us, two of our executive officers and two of our former directors as defendants (collectively, the “Defendants”). The lawsuit is purportedly brought on behalf of all those who purchase or acquired our stock pursuant or traceable to our initial public offering (“IPO”). The complaint alleges claims under Sections 11 and 15 of the Securities Act of 1933 based on allegedly false or misleading statements in the offering documents filed in connection with our IPO. The lawsuit seeks unspecified damages and other relief. On January 29, 2024, three shareholders moved to be appointed lead plaintiff in the Putative Class Action. The court appointed a lead plaintiff and lead counsel on March 11, 2024. Pursuant to the parties’ stipulation, the lead plaintiff’s amended complaint was filed May 10, 2024, naming six of our current board members as additional defendants (together with the Defendants, the “Amended Defendants”). Amended Defendants’ motion to dismiss the amended complaint was filed on July 9, 2024. The lead plaintiff’s opposition was filed on September 6, 2024, and the Amended Defendants’ reply was filed on October 18, 2024. On December 30, 2024, the magistrate judge issued findings and recommendation that the Amended Defendants’ motion to dismiss be granted in part and denied in part. The lead plaintiff and Amended Defendants each filed objections to the magistrate judge’s findings and recommendation on January 21, 2025, and responses to the objections on February 4, 2025. On March 24, 2025, the court adopted, with certain modifications, the magistrate judge's findings and recommendation. The defendants intend to deny the allegations of wrongdoing and vigorously defend against the claims in the Putative Class Action.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our condensed consolidated financial statements and related notes, you should carefully read and consider the risks and uncertainties discussed below, together with the risk factors discussed in Part I, Item 1A. "Risk Factors," of our 2024 Annual Report (as updated and supplemented below and in our subsequent filings) and in the other documents that we file with the SEC.
We are subject to travel payments-related fraud risks.
Our results of operations and financial condition could be negatively affected by our unintentional acceptance of fraudulent travel bookings made using stolen credit and debit cards. We are sometimes held liable for accepting fraudulent bookings through our website or for accepting other bookings for which payment is subsequently disputed by our customers, both of which have lead, and in the future may lead to the reversal of payments received by our partners for such bookings (referred to as a “charge-back”). Our ability to detect and combat fraudulent schemes, which have become increasingly common and sophisticated, may be negatively impacted by the emergence and innovation of new technology platforms and our global expansion, including into markets with a history of elevated fraudulent activity. In addition, we have not broadly adopted certain protective capabilities across our platform, such as requiring mobile application-based multi-factor authentication or third-party identify verification, which could result in significantly increased fraudulent activity on our platform.
We depend on our travel partners to detect and prevent certain kinds of fraudulent bookings. If we or our partners are unable to effectively combat fraudulent bookings on our website or if we otherwise experience increased levels of charge-backs, our partners, and by extension we, may also be subject to significant fines and higher transaction fees, or payment card networks may revoke our partners' access to their networks, meaning they would be unable to continue to accept card payments for travel on our behalf, either of which could have a material adverse effect on our results of operations and financial condition.
The rapid evolution and increased adoption of AI technologies also increases the risk of fraudulent bookings. In addition to adversely affecting our business, results of operations and financial condition, any of the foregoing events could have a significant negative effect on the value of our brand, which could also in turn have a material adverse impact on our financial performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information regarding our purchases of shares of Class A common stock during the three months ended March 31, 2025.

	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program(1)
January 1 - 31, 2025	—	$—	—	$39,490,003
February 1 - 28, 2025	—	$—	—	$50,000,000
March 1 - 31, 2025	—	$—	—	$50,000,000
Total	—		—
(1)In May 2022, we announced the approval of a share repurchase program with authorization to purchase up to $50.0 million of our Class A common stock at management's discretion. On February 27, 2025, we announced the approval of a new share repurchase program with authorization to purchase up to $50.0 million of our Class A common stock at management’s discretion that replaced the 2022 share repurchase program that was scheduled to expire in March 2025. The 2025 share repurchase program expires on March 31, 2028, does not obligate us to repurchase any specific number of shares and may be modified, suspended or terminated at any time at our discretion. At March 31, 2025, we had $50.0 million remaining under the share repurchase authorization, not including amounts used for net share settlement of vested equity incentive awards.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
INSIDER TRADING ARRANGEMENTS

Trading Arrangement
Reporting Person	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares to be Sold	Expiration Date
Ryan Schaffer, Chief Financial Officer	Terminate	March 27, 2025	X		200,000(3)	December 31, 2025
Ryan Schaffer, Chief Financial Officer	Adopt	March 27, 2025	X		200,000(3)	December 31, 2025
David Barrett, Chief Executive Officer	Adopt	March 31, 2025	X		360,000(4)	June 30, 2026
(1)Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2)Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
(3)The trading plan provides for the sale of up to 200,000 shares and terminates upon the earlier of (i) December 31, 2025 and (ii) the aggregate sale of 200,000 shares under the trading plan.
(4)The trading plan provides for the sale of up to 360,000 shares and terminates upon the earlier of (i) June 30, 2026 and (ii) the aggregate sale of 360,000 shares under the trading plan. This trading plan is a successor plan to the plan dated August 15, 2024.

Item 6. Exhibits

Incorporated by Reference

Exhibit No.	Name	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-41043	3.1	November 8, 2024

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-41043	3.2	November 15, 2021

10.1	Third Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of February 13, 2025, by and among the Registrant, the Lenders party thereto and Canadian Imperial Bank of Commerce.	10-K	001-41043	10.4	February 27, 2025

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

EXPENSIFY, INC.

Date: May 8, 2025	By:	/s/ David Barrett
David Barrett
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Ryan Schaffer
Ryan Schaffer
Chief Financial Officer
(Principal Financial Officer)