Form 10-Q
period 2025-06-30
Expensify, Inc.
filed 2025-08-07
CIK 1476840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes ☐ No ☒
The registrant had outstanding 80,549,275 shares of Class A common stock, par value of $0.0001 per share, 4,209,827 shares of LT10 common stock, par value $0.0001 per share, and 7,891,478 shares of LT50 common stock, par value $0.0001 per share, as of August 4, 2025.

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
•general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability, and their effects on software spending;
•our ability to protect against security incidents, technical difficulties, or interruptions to our platform;
•our ability to maintain, protect and enhance our intellectual property;
•the impact of tariffs and global trade disruptions on us, our customers and our vendors, including the impact on inflation, supply chains and consumer sentiment; and
•the other risks and uncertainties identified under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and under Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements

1

Expensify, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	As of June 30,	As of December 31,
	2025	2024
Assets
Cash and cash equivalents	$60,519	$48,772
Accounts receivable, net	12,247	12,701
Settlement assets, net	52,715	42,406
Prepaid expenses	2,524	12,089
Other current assets	24,277	20,908
Total current assets	152,282	136,876
Capitalized software, net	14,866	16,232
Property and equipment, net	13,363	13,621
Lease right-of-use assets	5,094	5,441
Deferred tax assets, net	503	499
Other assets	1,030	1,011
Total assets	$187,138	$173,680
Liabilities and stockholders' equity
Accounts payable	$1,557	$196
Accrued expenses and other liabilities	9,035	8,240
Lease liabilities, current	740	729
Settlement liabilities	37,093	28,845
Total current liabilities	48,425	38,010
Lease liabilities, non-current	5,378	5,738
Other liabilities	1,520	1,689
Total liabilities	55,323	45,437
Commitments and contingencies (Note 4)
Stockholders' equity:
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.0001
Class A common stock; 1,000,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 80,545,905 and 79,471,414 shares of Class A common stock issued and outstanding as of June 30, 2025 and December 31, 2024, respectively
LT10 common stock; 21,871,197 shares authorized as of June 30, 2025 and December 31, 2024; 4,209,827 shares of LT10 common stock issued and outstanding as of June 30, 2025 and December 31, 2024
LT50 common stock; 24,967,114 shares authorized as of June 30, 2025 and December 31, 2024; 7,891,478 and 7,695,524 shares of LT50 common stock issued and outstanding as of June 30, 2025 and December 31, 2024, respectively
	9	9
Additional paid-in capital	294,591	279,062
Accumulated deficit	(162,785)	(150,828)
Total stockholders' equity	131,815	128,243
Total liabilities and stockholders' equity	$187,138	$173,680

See accompanying notes to Condensed Consolidated Financial Statements.
2

Expensify, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$35,764	$33,288	$71,838	$66,823
Cost of revenue, net	17,187	14,363	35,019	28,947
Gross margin	18,577	18,925	36,819	37,876
Operating expenses:
Research and development	5,158	6,389	10,516	12,318
General and administrative	9,411	9,245	20,240	20,676
Sales and marketing	14,346	3,072	17,888	6,456
Total operating expenses	28,915	18,706	48,644	39,450
(Loss) income from operations	(10,338)	219	(11,825)	(1,574)
Other income (expenses), net	889	(260)	1,213	(1,214)
Loss before income taxes	(9,449)	(41)	(10,612)	(2,788)
Benefit from (provision for) income taxes	661	(2,723)	(1,345)	(3,757)
Net loss	$(8,788)	$(2,764)	$(11,957)	$(6,545)
Net loss per share:
Basic and diluted	$(0.10)	$(0.03)	$(0.13)	$(0.08)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	92,271,924	86,593,955	91,888,633	85,867,683

See accompanying notes to Condensed Consolidated Financial Statements.
3

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Three months ended June 30, 2025
Balance at March 31, 2025	—	$—	92,383,667	$9	$288,639	$(153,997)	$134,651
Issuance of common stock on exercise of stock options	—	—	20,793	—	26	—	26
Vesting of early exercised stock options	—	—	—	—	25	—	25
Issuance of restricted stock units	—	—	1,515	—	5	—	5
Settlement of liability-classified restricted common shares	—	—	144,820	—	—	—	—
Issuance of common stock under Matching Plan	—	—	954,258	—	1,459	—	1,459
Issuance of common stock in connection with restricted stock units vesting	—	—	427,493	—	—	—	—
Repurchase and retirement of common stock	—	—	(1,285,336)	—	(3,026)	—	(3,026)
Stock-based compensation	—	—	—	—	7,463	—	7,463
Net loss	—	—	—	—	—	(8,788)	(8,788)
Balance at June 30, 2025	—	$—	92,647,210	$9	$294,591	$(162,785)	$131,815

See accompanying notes to Condensed Consolidated Financial Statements.
4

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Three months ended June 30, 2024
Balance at March 31, 2024	—	$—	86,484,507	$9	$251,055	$(144,554)	$106,510
Issuance of common stock upon exercise of stock options	—	—	14,225	—	14	—	14
Vesting of early exercised stock options	—	—	—	—	106	—	106
Issuance of restricted stock units	—	—	8,971	—	17	—	17
Issuance of common stock under Matching Plan	—	—	1,422,832	—	1,090	—	1,090
Issuance of common stock in connection with restricted stock units vesting	—	—	264,155	—	—	—	—
Stock-based compensation	—	—	—	—	9,027	—	9,027
Net loss	—	—	—	—	—	(2,764)	(2,764)
Balance at June 30, 2024	—	$—	88,194,690	$9	$261,309	$(147,318)	$114,000

See accompanying notes to Condensed Consolidated Financial Statements.
5

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Six months ended June 30, 2025
Balance at December 31, 2024	—	$—	91,376,765	$9	$279,062	$(150,828)	$128,243
Issuance of common stock on exercise of stock options	—	—	96,082	—	117	—	117
Vesting of early exercised stock options	—	—	—	—	113	—	113
Issuance of restricted stock units	—	—	6,472	—	23	—	23
Settlement of liability-classified restricted common shares	—	—	144,820	—	—	—	—
Issuance of common stock under Matching Plan	—	—	1,683,744	—	2,610	—	2,610
Issuance of common stock in connection with restricted stock units vesting	—	—	624,663	—	—	—	—
Repurchase and retirement of common stock	—	—	(1,285,336)	—	(3,026)	—	(3,026)
Stock-based compensation	—	—	—	—	15,692	—	15,692
Net loss	—	—	—	—	—	(11,957)	(11,957)
Balance at June 30, 2025	—	$—	92,647,210	$9	$294,591	$(162,785)	$131,815

See accompanying notes to Condensed Consolidated Financial Statements.
6

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Six months ended June 30, 2024
Balance at December 31, 2023	—	$—	85,225,328	$8	$241,509	$(140,773)	$100,744
Issuance of common stock upon exercise of stock options	—	—	56,529	—	53	—	53
Vesting of early exercised stock options	—	—	—	—	243	—	243
Issuance of restricted stock units	—	—	16,259	—	35	—	35
Repurchase of early exercised stock options	—	—	(30,434)	—	—	—	—
Issuance of common stock under Matching Plan	—	—	2,452,976	1	2,003	—	2,004
Issuance of common stock in connection with restricted stock units vesting	—	—	474,032	—	—	—	—
Stock-based compensation	—	—	—	—	17,466	—	17,466
Net loss	—	—	—	—	—	(6,545)	(6,545)
Balance at June 30, 2024	—	$—	88,194,690	$9	$261,309	$(147,318)	$114,000

See accompanying notes to Condensed Consolidated Financial Statements.
7

Expensify, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,957)	$(6,545)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,041	3,053
Reduction of operating lease right-of-use assets	279	273
Loss on impairment, receivables and sale or disposal of equipment	334	537
Stock-based compensation expense	14,917	15,905
Amortization of original issue discount and debt issuance costs	57	28
Deferred tax assets	(4)	(30)
Changes in assets and liabilities:
Accounts receivable, net	212	175
Settlement assets, net	(11,614)	(7,876)
Prepaid expenses	9,565	1,831
Other current assets	(2,186)	1,838
Other assets	(19)	(80)
Accounts payable	1,336	(425)
Accrued expenses and other liabilities	962	(1,105)
Operating lease liabilities	(281)	54
Settlement liabilities	8,248	4,887
Other liabilities	(169)	268
Net cash provided by operating activities	13,721	12,788
Cash flows from investing activities:
Purchases of property and equipment	(17)	—
Software development costs	(1,655)	(4,867)
Net cash used in investing activities	(1,672)	(4,867)
Cash flows from financing activities:
Principal payments of finance leases	(68)	(63)
Principal payments of outstanding debt	—	(75)
Payments for debt issuance costs	(88)	(71)
Repurchases of early exercised stock options	—	(32)
Proceeds from common stock purchased under Matching Plan	2,610	2,004
Proceeds from issuance of common stock upon exercise of stock options	117	53
Repurchase and retirement of common stock	(3,026)	—
Net cash (used in) provided by financing activities	(455)	1,816
Net increase in cash and cash equivalents and restricted cash	11,594	9,737
Cash and cash equivalents and restricted cash, beginning of period	90,834	96,658
Cash and cash equivalents and restricted cash, end of period	$102,428	$106,395
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$903
Cash paid for income taxes	$4,418	$2,439
Noncash investing and financing items:
Stock-based compensation capitalized as software development costs	$775	$1,561
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$31	$290
Fair value of common stock issued to settle liability-classified restricted stock units	$343	$—
Reconciliation of cash and cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$60,519	$53,234
Restricted cash included in other current assets	21,132	30,591
Restricted cash included in settlement assets, net	20,777	22,570
Total cash, cash equivalents and restricted cash	$102,428	$106,395

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
As of June 30, 2025, the Expensify Card substantially consisted of a single card program that launched in February 2024 (the "Updated Card Program"). The Updated Card Program operates under an agreement with the issuing bank, The Bancorp Bank, N.A. ("Bancorp"), to issue Expensify Cards to customers and authorize and settle transactions on the Visa card network.
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
Results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other future annual or interim period.

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
Segment Reporting
The Company operates as one reportable segment because its chief operating decision maker ("CODM"), a committee that consists of the chief executive officer, the chief financial officer, and the chief operating officer, reviews the Company’s financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. Accordingly, the CODM uses Net loss on a consolidated basis to measure segment profit or loss and reviews significant segment expenses on a consolidated basis to manage the Company's operations, which includes Cost of revenue, net, Research and development, General and administrative, and Sales and marketing. All significant segment expenses are presented on the Condensed Consolidated Statements of Operations. Interest income is recorded within Other income (expenses), net on the Condensed Consolidated Statements of Operations. Interest income for the three months ended June 30, 2025 and 2024 was $0.5 million and $0.4 million, respectively. Interest income for the six months ended June 30, 2025 and 2024 was $0.9 million and $0.5 million, respectively. The measure of segment assets is Total assets as reported on the Condensed Consolidated Balance Sheets. Substantially all long-lived assets are located in the United States.
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

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 - REVENUE AND CERTAIN STATEMENT OF OPERATIONS COMPONENTS
The table below provides the Company's total revenue by geographic region based on the transaction currency (in thousands). No other individual country outside of the United States accounted for more than 10% of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$32,609	$30,179	$65,683	$60,692
All other locations	3,155	3,109	6,155	6,131
Total revenue	$35,764	$33,288	$71,838	$66,823

No individual customer represented more than 10% of the Company’s total revenue during the three and six months ended June 30, 2025 and 2024.
Cashback Rewards
The Company offers a cashback rewards program to all customers on the Updated Card Program based on volume of Expensify Card transactions. Cashback rewards are earned on a monthly basis and are applied against outstanding customer receivables or paid out the following month. The Company considers cashback rewards as consideration payable to a customer, and it is recorded as contra revenue within Revenue on the Condensed Consolidated Statements of Operations. Cashback rewards were $2.5 million and $2.0 million for the three months ended June 30, 2025 and 2024, respectively. Cashback rewards were $4.8 million and $4.0 million for the six months ended June 30, 2025 and 2024, respectively.
Interchange
The Company generates revenue from the authorization and settlement of Expensify Card transactions under the Updated Card Program. The Company is contractually entitled to all interchange generated on Expensify Card transactions based on its agreement with the issuing bank, and such funds are held as restricted cash within Other current assets on the Condensed Consolidated Balance Sheets until released by the issuing bank. Under the Updated Card Program, the Company is the principal in the transaction and recognizes interchange as revenue on a gross basis within Revenue on the accompanying Condensed Consolidated Statements of Operations. Interchange revenue was $5.3 million and $0.5 million for three months ended June 30, 2025 and 2024, respectively. Interchange revenue was $10.3 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively.
Consideration From a Vendor
Under the Updated Card Program, the Company receives consideration from a vendor for certain volume-based incentives from Visa, which are included as a reduction to Cost of revenue, net on the accompanying Condensed Consolidated Statements of Operations as they are earned. The amounts earned under these volume-based incentives were $0.8 million and $1.0 million for the three and six months ended June 30, 2025, respectively. The amounts earned under these volume-based incentives were immaterial for both the three and six months ended June 30, 2024.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Under the Company's previous card program (the "Legacy Card Program"), which an immaterial number of cardholders continue to operate within, the Company receives consideration from a vendor for monetizing Expensify Card activities. The Legacy Card Program operates under an agreement with the payment processor, Marqeta, Inc. ("Marqeta"), and relies on Marqeta to manage the relationship with the issuing bank, Sutton Bank, and the card network, Visa, in authorizing and settling transactions. This consideration, net of fees paid to the vendor, is included as a reduction to Cost of revenue, net on the accompanying Condensed Consolidated Statements of Operations as it is earned. Consideration earned under the Legacy Card Program, net of fees paid to the vendor, was immaterial for both the three and six months ended June 30, 2025. Consideration earned under the Legacy Card Program, net of fees paid to the vendor, was $3.1 million and $6.3 million for the three and six months ended June 30, 2024, respectively.
NOTE 3 - CERTAIN BALANCE SHEET COMPONENTS
Other Current Assets
Other current assets consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Expensify Card posted collateral for funds held for customers	$13,280	$12,415
Expensify.org restricted cash	6,030	5,972
Income tax receivable	2,573	429
Earned interchange restricted cash	1,651	1,442
Deferred contract acquisition costs	443	339
Other restricted cash	171	151
Other	129	160
Other current assets	$24,277	$20,908

Capitalized Software, Net
Capitalized software, net consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Capitalized software development costs	$33,630	$32,332
Less: accumulated amortization	(18,764)	(16,100)
Capitalized software, net	$14,866	$16,232

Amortization expense related to capitalized software development costs is recorded in Cost of revenue, net on the Condensed Consolidated Statements of Operations. Amortization expense was $1.9 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively. Amortization expense was $3.7 million and $2.5 million for the six months ended June 30, 2025 and 2024, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Computers and equipment	$170	$170
Furniture and fixtures	1,947	1,930
Leasehold improvements	10,507	7,937
Commercial building	6,493	6,493
Land	4,151	4,151
Construction in progress	—	2,570
Total property and equipment	23,268	23,251
Less: accumulated depreciation	(9,905)	(9,630)
Property and equipment, net	$13,363	$13,621

Depreciation expense is recorded in General and administrative, Sales and marketing, and Other income (expenses), net on the Condensed Consolidated Statements of Operations. Depreciation expense was $0.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense was $0.3 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Sales, payroll and other taxes	$2,663	$2,538
Professional fees	1,925	1,336
Partner payouts and advertising fees	1,600	1,194
Matching Plan payroll liability	598	408
Credit card processing fees	506	411
Cashback rewards	443	489
Income taxes	183	934
Other	1,117	930
Accrued expenses and other liabilities	$9,035	$8,240

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
Loan and Security Agreement
In February 2024, the Company entered into a Second Amended and Restated Loan and Security Agreement (as amended by the amendments described below, the "2024 Amended Loan and Security Agreement") with CIBC. The 2024 Amended Loan and Security Agreement provided for a $25.0 million revolving credit facility that was set to expire in September 2025. Borrowings under the revolving line of credit accrued interest at CIBC’s reference rate plus 1.00% and were secured by substantially all of the Company's assets.
In April 2024, the Company entered into an irrevocable standby letter of credit (the "Letter of Credit") issued under the 2024 Amended Loan and Security Agreement to reduce cash collateral requirements in connection with the Updated Card Program. The Letter of Credit was issued in the amount of $1.0 million for the benefit of Bancorp. The Letter of Credit was renewed on February 28, 2025 and expires on March 20, 2026. On April 16, 2025, the Company entered into an amendment to the irrevocable standby letter of credit to increase the Letter of Credit to $7.5 million. No amounts had been drawn on the Letter of Credit as of June 30, 2025.
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
In August 2024, the Company entered into a Second Amendment to the 2024 Amended Loan and Security Agreement, which permitted the Company's wholly-owned subsidiary, 401 SW 5th Ave LLC, to remain an excluded subsidiary provided that the subsidiary does not engage in any operations or activities except to maintain legal existence and ownership of the real property or any related activities thereto, does not hold assets other than real estate assets, and does not incur any indebtedness except for intercompany liabilities permitted under the agreement or grant any liens.
In February 2025, the Company entered into a Third Amendment to the 2024 Amended Loan and Security Agreement, which amended the covenant restricting the amount of repurchases of common stock, which includes net share settlements of stock-based awards, to allow for certain additional net share settlement activity.
As of June 30, 2025 and December 31, 2024, the Company had no borrowings under the revolving line of credit. As of June 30, 2025, the Company had $17.5 million of capacity available for additional borrowings.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
On July 1, 2025, the Company terminated the 2024 Amended Loan and Security Agreement. At the time of termination, the Company had no borrowings under the revolving line of credit and no amounts drawn on the Letter of Credit, which remains outstanding, secured with cash collateral. There were no penalties incurred by the Company as a result of the termination of the 2024 Amended Loan and Security Agreement.
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
As of June 30, 2025, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
2021 Incentive Plans
In November 2021, the Board of Directors adopted, and the Company's stockholders approved, the 2021 Incentive Plans, which both became effective immediately before the effectiveness of the IPO Registration Statement and use a combined share reserve. Under the 2021 Incentive Plans, 11,676,932 shares of Class A common stock were initially reserved for issuance pursuant to a variety of stock-based awards, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

awards, restricted stock units ("RSUs"), and other forms of equity and cash compensation under the 2021 Plan and purchase rights and matching awards under the Matching Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Plans will be increased upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A or LT50 common stock underlying outstanding stock-based awards granted under the 2019 Stock Plan. The number of shares of Class A common stock reserved and available for issuance under the 2021 Incentive Plans as of June 30, 2025 and December 31, 2024 was 24,293,896 shares and 20,879,081 shares, respectively. The number of shares will automatically increase each subsequent January 1 through January 1, 2031, by the lesser of (A) 6% of the aggregate number of shares of all classes of common stock outstanding on the immediately preceding calendar year end, or (B) such lesser number of shares as determined by the Company’s Board of Directors or compensation committee; provided, however, that no more than 87,576,990 shares of Class A common stock may be issued upon the exercise of incentive stock options.
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
Service Providers who participated in the Matching Plan for the offering period ended June 14, 2025 purchased a total of 636,759 Class A common shares, based on a purchase price of $2.29, resulting in gross cash proceeds to the Company of $1.5 million.
Service Providers who participated in the Matching Plan for the offering period ended June 14, 2024 purchased a total of 808,836 Class A common shares, based on a purchase price of $1.35, resulting in gross cash proceeds to the Company of $1.1 million.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
For the offering period ended June 14, 2025, the Company elected to match each share of Class A common stock purchased or issued under the Matching Plan with 1/20 of a share of Class A common stock. During the three and six months ended June 30, 2025, the Company granted 251,964 and 470,468 shares of Class A common stock as matching contributions under the Matching Plan, respectively.
For the offering period ended June 14, 2024, the Company elected to match each share of Class A common stock purchased or issued under the Matching Plan with 1/20 of a share of Class A common stock. During the three and six months ended June 30, 2024, the Company granted 157,138 and 267,222 shares of Class A common stock as matching contributions under the Matching Plan, respectively.
The Company has made discretionary contributions under the Matching Plan to eligible Service Providers. During the three and six months ended June 30, 2025, the Company granted 65,535 and 243,734 shares of Class A common stock as discretionary contributions under the Matching Plan, respectively.
During the three and six months ended June 30, 2024, the Company granted 456,858 and 935,377 shares of Class A common stock as discretionary contributions under the Matching Plan, respectively.
Restricted Stock Units
Equity-Classified Awards
Pursuant to the Company's Non-Employee Director Compensation Program, which was adopted under the 2021 Incentive Plans, the Company granted 153,690 Class A common stock RSUs during the six months ended June 30, 2025. A total of 230,064 Class A common stock RSUs vested during the six months ended June 30, 2025 related to previously-granted RSU awards, as the service conditions were satisfied.
During the six months ended June 30, 2025, equity-classified RSU activity for Service Providers and non-employee directors was as follows:

	Class A Common Stock	LT50 Common Stock	Weighted average grant date fair value per share
Outstanding at December 31, 2024	2,150,101	1,894,470	$30.21
RSUs granted	153,690	—	$2.23
RSUs vested	(428,709)	(195,954)	$20.61
RSUs cancelled/forfeited/expired	(31,885)	(31,885)	$41.00
Outstanding at June 30, 2025	1,843,197	1,666,631	$30.50

As of June 30, 2025, the Company had $86.3 million of unamortized stock-based compensation expense related to unvested equity-classified RSUs, which is expected to be recognized over the remaining weighted average life of 4.02 years.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Liability-Classified Awards
On June 20, 2025, pursuant to the 2021 Incentive Plans, the Company's compensation committee approved and authorized the grant of Class A common stock RSUs to certain Service Providers, to be issued on a quarterly basis through March 2029. Issuances of the Class A common stock RSUs will occur automatically each quarter using a predetermined fixed dollar amount each quarter that gradually decreases over time. Each RSU will vest immediately on the date it is issued, and both the issuance and vesting are subject to a service condition that will ultimately be satisfied over four years. The first quarterly automatic issuance occurred on June 20, 2025 and the remaining RSUs will be subject to quarterly issuance and vesting thereon until fully issued. The number of RSUs to be automatically issued on each issuance date will be determined based on the closing price of the Company's Class A common stock on the Nasdaq Stock Market LLC on the 15th calendar day of the month during which the RSU award is issued, or the immediately preceding trading day. The awards are accounted for as liability awards and will be recognized on a straight-line basis over the life of the award.
The Company issued 144,820 Class A common stock RSUs and settled liability-classified awards of $0.3 million during the six months ended June 30, 2025.
As of June 30, 2025, the Company had $3.6 million of unamortized stock-based compensation expense related to unvested liability-classified RSUs, which is expected to be recognized over the remaining weighted average life of 1.40 years.
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
The Company has only granted options under the Stock Plans. Options typically vest over four years and are exercisable at any time after the grant date, provided that Service Providers exercising unvested options receive restricted common stock that is subject to repurchase at the original exercise price upon termination of service. The repurchase right lapses in accordance with the vesting schedule of the exercised option. Early exercises of options prior to vesting are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises of unvested options are recorded as a liability. These repurchase terms are considered to be a forfeiture provision and do not result in liability accounting. There were no repurchases of exercised restricted common stock during the six months ended June 30, 2025 and an immaterial amount during the six months ended June 30, 2024.
A summary of the Company's stock option activity was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Outstanding at December 31, 2024	3,759,580	$2.29	4.11
Options exercised	(96,082)	$1.22
Options cancelled/forfeited/expired	(137,732)	$1.18
Outstanding at June 30, 2025	3,525,766	$2.36	3.77
Exercisable at June 30, 2025	3,524,356	$2.36	3.77

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The total pretax intrinsic value of options outstanding and exercisable at June 30, 2025 and December 31, 2024 was $4.6 million and $7.4 million, respectively. The intrinsic value is the difference between the estimated fair market value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options.
As of June 30, 2025, the Company had $0.2 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 0.19 years.
Cash received from option exercises and purchases of shares under the Stock Plans for each of the six months ended June 30, 2025 and 2024 was $0.1 million.
Stock-Based Compensation
The following table summarizes the stock-based compensation recognized for options granted under the 2009 Stock Plan, options and RSUs granted under the 2019 Stock Plan, RSUs granted under the 2021 Plan and matching and discretionary shares issued under the Matching Plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Matching Plan shares	$973	$1,141	$2,500	$2,570
Equity-classified restricted stock units	5,937	7,029	12,013	13,290
Settlement of liability-classified restricted stock units	344	—	344	—
Stock options	209	857	835	1,606
Total stock-based compensation	7,463	9,027	15,692	17,466
Less: stock-based compensation capitalized as software development costs	(536)	(646)	(775)	(1,561)
Total stock-based compensation expense	$6,927	$8,381	$14,917	$15,905

Stock-based compensation expense is allocated based on the cost center to which the award holder spent time during the reported periods. Stock-based compensation expense is included in the following components of expenses on the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue, net	$2,770	$2,886	$5,809	$5,818
Research and development	2,018	3,144	4,421	5,894
General and administrative	1,178	1,703	2,749	3,405
Sales and marketing	961	648	1,938	788
Total stock-based compensation expense	$6,927	$8,381	$14,917	$15,905

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 6 - INCOME TAXES
For the three and six months ended June 30, 2025, the Company prepared its interim tax provision by applying a year-to-date effective tax rate, which the Company believes results in the best estimate of the annual effective tax rate.
The Company recorded a benefit from income taxes of $0.7 million and a provision for income taxes of $2.7 million for the three months ended June 30, 2025 and 2024, respectively, which resulted in effective tax rates of 7.0% and (6,641.5)%, respectively.
The Company recorded a provision for income taxes of $1.3 million and $3.8 million for the six months ended June 30, 2025 and 2024, respectively, which resulted in effective tax rates of (12.7)% and (134.8)%, respectively.
The effective income tax rate differs from the statutory tax rate in 2025 and 2024 primarily due to non-deductible stock-based compensation and the change in valuation allowance.
The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. As of June 30, 2025 and December 31, 2024, the Company recorded an uncertain tax position liability of $1.4 million and $1.5 million, respectively, within Other liabilities on the Condensed Consolidated Balance Sheets. This liability includes $0.2 million and an immaterial amount of interest and penalties as of June 30, 2025 and December 31, 2024, respectively.
An examination of the Company's 2021 federal tax return by the Internal Revenue Service ("IRS") commenced in the fourth quarter of 2024. The IRS concluded this examination as of June 30, 2025. There were no adjustments proposed by the IRS as a result of the examination.
On July 4, 2025, H.R.1 was enacted into law, which includes provisions modifying the corporate income tax code, including the immediate expensing of domestic research and development expenditures for tax purposes, 100% bonus depreciation for qualified assets, and an increase in the statutory tax rate on foreign earnings from 10.5% to 12.6%. The legislation has multiple effective dates, with certain provisions effective for the 2025 tax year and others being implemented through 2027. The Company is currently evaluating the potential tax impacts of these provisions on the consolidated financial statements.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 - NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30, 2025
	Class A	LT10	LT50	Consolidated
Numerator
Net loss, basic and diluted	$(7,643)	$(401)	$(744)	$(8,788)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	80,251,423	4,209,827	7,810,674	92,271,924
Net loss per share, basic and diluted	$(0.10)	$(0.10)	$(0.10)	$(0.10)

	Three Months Ended June 30, 2024
	Class A	LT10	LT50	Consolidated
Numerator
Net loss, basic and diluted	$(2,301)	$(226)	$(237)	$(2,764)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	72,110,387	7,069,872	7,413,696	86,593,955
Net loss per share, basic and diluted	$(0.03)	$(0.03)	$(0.03)	$(0.03)

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended June 30, 2025
	Class A	LT10	LT50	Consolidated
Numerator
Net loss, basic and diluted	$(10,399)	$(548)	$(1,010)	$(11,957)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	79,916,193	4,209,827	7,762,613	91,888,633
Net loss per share, basic and diluted	$(0.13)	$(0.13)	$(0.13)	$(0.13)

	Six Months Ended June 30, 2024
	Class A	LT10	LT50	Consolidated
Numerator
Net loss, basic and diluted	$(5,434)	$(549)	$(562)	$(6,545)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	71,298,267	7,201,652	7,367,764	85,867,683
Net loss per share, basic and diluted	$(0.08)	$(0.08)	$(0.08)	$(0.08)

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

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended June 30, 2025
	Class A	LT10	LT50	Consolidated
Weighted average stock options	1,763,170	—	—	1,763,170
Matching Plan shares	19,228	—	—	19,228
Total	1,782,398	—	—	1,782,398

	Three Months Ended June 30, 2024
	Class A	LT10	LT50	Consolidated
Weighted average stock options	1,197,970	—	—	1,197,970
Matching Plan shares	—	—	—	—
Total	1,197,970	—	—	1,197,970

	Six Months Ended June 30, 2025
	Class A	LT10	LT50	Consolidated
Weighted average stock options	1,913,124	—	—	1,913,124
Matching Plan shares	38,461	—	—	38,461
Total	1,951,585	—	—	1,951,585

	Six Months Ended June 30, 2024
	Class A	LT10	LT50	Consolidated
Weighted average stock options	1,283,359	—	—	1,283,359
Matching Plan shares	—	—	—	—
Total	1,283,359	—	—	1,283,359

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

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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
During both the three and six months ended June 30, 2025, the Company repurchased 1,285,336 shares of Class A common stock under the 2025 Share Repurchase Program, at a total cost to the Company of $3.0 million.
During both the three and six months ended June 30, 2024, the Company did not repurchase any shares of Class A common stock under the 2022 Share Repurchase Program.
As of June 30, 2025, the Company had $47.0 million remaining under the share repurchase authorization.
NOTE 9 - RELATED PARTY TRANSACTIONS
There are no significant related party transactions for the Company as of June 30, 2025.

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
OVERVIEW
Expensify is a cloud-based expense management software platform that helps the smallest to the largest businesses simplify the way they manage money. Every day, people from all walks of life in organizations around the world use Expensify to scan and reimburse receipts from flights, hotels, coffee shops, office supplies and ride shares. Since our founding in 2008, we have added over 15 million members to our community and processed and automated 1.8 billion expense transactions on our platform as of June 30, 2025, freeing people to spend less time managing expenses and more time doing the things they love. For the quarter ended June 30, 2025, an average of 652,000 paid members across an average of 42,800 companies and over 200 countries and territories used Expensify to make money easy.
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
As of June 30, 2025, the Expensify Card substantially consisted of a single card program that launched in February 2024 (the "Updated Card Program"). The Updated Card Program operates under an agreement with the issuing bank, The Bancorp Bank, N.A. ("Bancorp"), to issue Expensify Cards to customers and authorize and settle transactions on the Visa card network.
Under the Updated Card Program, we generate revenue from the authorization and settlement of Expensify Card transactions and are contractually entitled to all interchange generated on Expensify Card transactions based on our agreement with Bancorp. We are the principal in the transaction and recognize interchange as revenue on a gross basis within Revenue on the accompanying Condensed Consolidated Statements of Operations. Interchange revenue was $5.3 million and $10.3 million for the three and six months ended June 30, 2025, respectively. Interchange revenue was $0.5 million for both the three and six months ended June 30, 2024.
We offer a cashback rewards program to all customers on the Updated Card Program based on volume of Expensify Card transactions. Cashback rewards are earned on a monthly basis and are applied against outstanding customer receivables or are paid out the following month. We consider our cashback rewards as consideration payable to a customer, and they are recorded as contra revenue within Revenue on the Condensed Consolidated Statements of Operations. Cashback rewards applied against outstanding customer receivables are reflected as a reduction to Accounts receivable, net on the Condensed Consolidated Balance Sheets. Cashback rewards liability is recorded within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. The cashback rewards fluctuate over time as customers meet eligibility requirements and based on the timing of payments made to customers.

Cost of Revenue, Net
Cost of revenue, net primarily consists of expenses related to hosting our service, including the costs of data center capacity, credit card processing fees, third-party software license fees, outsourcing engineering costs to maintain our platform, outsourcing costs to support customer service and outsourcing costs to support our patented scanning technology SmartScan, net of consideration from a vendor under the Updated Card Program for certain volume-based incentives from Visa and consideration from a vendor under our previous card program (the "Legacy Card Program"), which an immaterial number of cardholders continue to operate within, for monetizing Expensify Card activities. Additional costs include amortization of finance right-of-use assets, amortization expense on capitalized software development costs and personnel-related expenses, including stock-based compensation and employee costs attributable to supporting our customers and maintenance of our platform.
The Legacy Card Program operates under an agreement with the payment processor, Marqeta, Inc. ("Marqeta"), and relies on Marqeta to manage the relationship with the issuing bank, Sutton Bank, and the card network, Visa, in authorizing and settling transactions. The vendor is contractually entitled to the interchange through its relationships with the card network and card issuing bank. The vendor keeps a portion of the interchange for their services, and our agreement with the vendor results in us receiving the remainder of the interchange. This consideration, net of fees paid to the vendor, is included as a reduction to Cost of revenue, net on the accompanying Condensed Consolidated Statements of Operations as it is earned. Consideration earned under the Legacy Card Program, net was immaterial for both the three and six months ended June 30, 2025. Consideration earned under the Legacy Card Program was $3.1 million, net of $0.4 million of fees paid to the vendor, for the three months ended June 30, 2024. Consideration earned under the Legacy Card Program was $6.3 million, net of $0.7 million of fees paid to the vendor, for the six months ended June 30, 2024.
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
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses, including stock-based compensation, for any employee time allocated to administrative functions, including finance and accounting, legal and compliance, and human resources. In addition to personnel-related expenses, general and administrative expenses consist of business insurance, rent, utilities, depreciation, amortization of operating right-of-use assets, information technology and external professional services, including finance and accounting, audit, tax, legal and compliance, and human resources.

Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related expenses, including stock-based compensation, advertising expenses, depreciation, outsourcing costs for sales and product demos, branding and public relations expenses, referral fees for strategic partners and other benefits that we provide to our referral and affiliate partners. We expect sales and marketing expenses to decrease on a quarter-over-quarter basis as a result of a one-time charge recognized in the second quarter of 2025 related to our title sponsorship of F1® The Movie, which was released in theaters in June 2025.
Other Income (Expenses), Net
Other income (expenses), net, consists of the results of operations of our Fifth & Harvey, LLC subsidiary, which holds title to and manages operations of the operating lease for lots in Portland, Oregon that are currently used to host multiple portable food vendors open to the general public, as well as interest income, realized gains and losses on foreign currency transactions, foreign currency remeasurement, and interest paid under our credit facilities with Canadian Imperial Bank of Commerce ("CIBC"). See “Liquidity and Capital Resources—Credit Facilities.”
Benefit from (Provision for) Income Taxes
Income taxes primarily consist of income taxes in the United States, United Kingdom, Australia, Netherlands and Canada, as well as states in the United States in which we do business.
On July 4, 2025, H.R.1 was enacted into law, which includes provisions modifying the corporate income tax code, including the immediate expensing of domestic research and development expenditures for tax purposes, 100% bonus depreciation for qualified assets, and an increase in the statutory tax rate on foreign earnings from 10.5% to 12.6%. The legislation has multiple effective dates, with certain provisions effective for the 2025 tax year and others being implemented through 2027. We are currently evaluating the potential tax impacts of these provisions on our consolidated financial statements.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.
The following table sets forth our results of operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percentages, share and per share data)
Revenue	$35,764	$33,288	$71,838	$66,823
Cost of revenue, net(1)	17,187	14,363	35,019	28,947
Gross margin	18,577	18,925	36,819	37,876
Operating expenses:
Research and development(1)	5,158	6,389	10,516	12,318
General and administrative(1)	9,411	9,245	20,240	20,676
Sales and marketing(1)	14,346	3,072	17,888	6,456
Total operating expenses	28,915	18,706	48,644	39,450
(Loss) income from operations	(10,338)	219	(11,825)	(1,574)
Other income (expenses), net	889	(260)	1,213	(1,214)
Loss before income taxes	(9,449)	(41)	(10,612)	(2,788)
Benefit from (provision for) income taxes	661	(2,723)	(1,345)	(3,757)
Net loss	$(8,788)	$(2,764)	$(11,957)	$(6,545)
Net loss per share:
Basic and diluted	$(0.10)	$(0.03)	$(0.13)	$(0.08)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	92,271,924	86,593,955	91,888,633	85,867,683
Net loss margin	(25)%	(8)%	(17)%	(10)%

(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue, net	$2,770	$2,886	$5,809	$5,818
Research and development	2,018	3,144	4,421	5,894
General and administrative	1,178	1,703	2,749	3,405
Sales and marketing	961	648	1,938	788
Total stock-based compensation expense	$6,927	$8,381	$14,917	$15,905

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024
Revenue

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Revenue	$35,764	$33,288	$2,476	7%

Revenue increased by $2.5 million, or 7%, for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to an increase in interchange revenue driven primarily by a shift in cardholder spend from the Legacy Card Program to the Updated Card Program. This increase was partially offset by (i) a decrease in billable activity across our user base, including a decrease in pay-per-use billable activity which has a higher average fee per member than our annual members, and (ii) an increase in contra revenue related to cashback payments driven by the increased adoption and spend captured from members using the Expensify Card.
Cost of Revenue, Net and Gross Margin

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Cost of revenue, net	$17,187	$14,363	$2,824	20%
Gross margin	$18,577	$18,925	$(348)	(2)%
Gross margin %	52%	57%

Cost of revenue, net increased by $2.8 million, or 20%, for the three months ended June 30, 2025 compared to the same period in 2024. Cost of revenue, net increased primarily due to a decrease in consideration earned under the Legacy Card Program driven primarily by a shift in cardholder spend from the Legacy Card Program to the Updated Card Program, partially offset by a decrease in SmartScan costs due to increased use of artificial intelligence ("AI") instead of human agents.
Gross margin decreased to 52% for the three months ended June 30, 2025 compared to 57% in the same period in 2024 due to the factors described in the preceding paragraphs for Revenue and Cost of revenue, net.
OPERATING EXPENSES
Research and Development

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Research and development	$5,158	$6,389	$(1,231)	(19)%

Research and development expenses decreased by $1.2 million, or 19%, for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to a decrease in internal employee and external contributor time spent on project initiatives and new product features as a result of increased focus on sales and marketing efforts related to our title sponsorship of F1® The Movie, which was released in theaters in June 2025.

General and Administrative

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
General and administrative	$9,411	$9,245	$166	2%

General and administrative expenses increased by $0.2 million, or 2%, for the three months ended June 30, 2025 compared to the same period in 2024. There were no significant changes in General and administrative expense period-over-period.
Sales and Marketing

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Sales and marketing	$14,346	$3,072	$11,274	367%

Sales and marketing expenses increased by $11.3 million, or 367%, for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to an increase in advertising spend related to our title sponsorship of F1® The Movie, which was released in theaters in June 2025.
Other income (expenses), net

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Other income (expenses), net	$889	$(260)	$1,149	(442)%

Other income (expenses), net changed by $1.1 million, or 442%, for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to period-over-period favorability in net foreign currency gains/losses and a decrease in interest expense incurred due to the repayments of the revolving line of credit and amortizing term mortgage discussed below under “—Liquidity and Capital Resources—Credit Facilities.”
Benefit from (Provision for) Income Taxes

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Benefit from (provision for) income taxes	$661	$(2,723)	$3,384	(124)%

We recorded a benefit from income taxes of $0.7 million during the three months ended June 30, 2025 compared to a provision for income taxes of $2.7 million for the same period in 2024.
During the three months ended June 30, 2025 and 2024, our effective income tax rate was 7.0% and (6641.5)%, respectively. The effective income tax rate differs from the statutory rate in 2025 and 2024 primarily due to non-deductible stock-based compensation and the change in valuation allowance.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
Revenue

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Revenue	$71,838	$66,823	$5,015	8%

Revenue increased by $5.0 million, or 8%, for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to an increase in interchange revenue driven primarily by a shift in cardholder spend from the Legacy Card Program to the Updated Card Program. This increase was partially offset by (i) a decrease in billable activity across our user base, including a decrease in pay-per-use billable activity which has a higher average fee per member than our annual members, and (ii) an increase in contra revenue related to cashback payments driven by the increased adoption and spend captured from members using the Expensify Card.
Cost of Revenue, Net and Gross Margin

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Cost of revenue, net	$35,019	$28,947	$6,072	21%
Gross margin	$36,819	$37,876	$(1,057)	(3)%
Gross margin %	51%	57%

Cost of revenue, net increased by $6.1 million, or 21%, for the six months ended June 30, 2025 compared to the same period in 2024. Cost of revenue, net increased primarily due to (i) a decrease in consideration earned under the Legacy Card Program driven primarily by a shift in cardholder spend from the Legacy Card Program to the Updated Card Program, and (ii) an increase in payment processing fees. These were partially offset by a decrease in SmartScan costs due to increased use of AI instead of human agents.
Gross margin decreased to 51% for the six months ended June 30, 2025 compared to 57% in the same period in 2024 due to the factors described in the preceding paragraphs for Revenue and Cost of revenue, net.
Research and Development

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Research and development	$10,516	$12,318	$(1,802)	(15)%

Research and development expenses decreased by $1.8 million, or 15%, for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to a decrease in internal employee and external contributor time spent on project initiatives and new product features as a result of increased focus on sales and marketing efforts related to our title sponsorship of F1® The Movie, which was released in theaters in June 2025.

General and Administrative

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
General and administrative	$20,240	$20,676	$(436)	(2)%

General and administrative expenses decreased by $0.4 million, or 2%, for the six months ended June 30, 2025 compared to the same period in 2024. There were no significant changes in General and administrative expense period-over-period.
Sales and Marketing

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Sales and marketing	$17,888	$6,456	$11,432	177%

Sales and marketing expenses increased by $11.4 million, or 177%, for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to an increase in advertising spend related to our title sponsorship of F1® The Movie, which was released in theaters in June 2025.
Other income (expenses), net

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Other income (expenses), net	$1,213	$(1,214)	$2,427	(200)%

Other income (expenses), net changed by $2.4 million, or 200%, for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to period-over-period favorability in net foreign currency gains/losses and a decrease in interest expense incurred due to the repayments of the revolving line of credit and amortizing term mortgage discussed below under “Liquidity and Capital Resources—Credit Facilities.”
Provision for Income Taxes

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$(1,345)	$(3,757)	$2,412	(64)%

We recorded a provision for income taxes of $1.3 million during the six months ended June 30, 2025 compared to a provision for income taxes of $3.8 million for the same period in 2024.
Our effective income tax rate was (12.7)% and (134.8)% during the six months ended June 30, 2025 and 2024, respectively. The effective income tax rate differs from the statutory rate in 2025 and 2024 primarily due to non-deductible stock-based compensation and the change in valuation allowance.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through our cash flow from operations, sales of our equity securities and borrowings under our credit facilities. As of June 30, 2025, we had $60.5 million in cash and cash equivalents, with no outstanding indebtedness and $17.5 million of capacity available for additional borrowings under our revolving line of credit, which we subsequently terminated on July 1, 2025. Our $7.5 million letter of credit remains outstanding.
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
CASH FLOWS
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$13,721	$12,788
Net cash used in investing activities	(1,672)	(4,867)
Net cash (used in) provided by financing activities	(455)	1,816
Net increase in cash and cash equivalents and restricted cash	$11,594	$9,737

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities was $13.7 million for the six months ended June 30, 2025 compared to $12.8 million for the same period in 2024. The increase was primarily due to an increase in interchange revenue driven by the increased adoption and spend captured from members using the Expensify Card and a decrease in SmartScan costs, partially offset by a decrease in subscription revenue and an increase in marketing and advertising spend related to our title sponsorship of F1® The Movie, which was released in theaters in June 2025.
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities was $1.7 million for the six months ended June 30, 2025, primarily consisting of software development costs.
Net cash used in investing activities decreased for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to a decrease in employee and external contributor software development costs.
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used in financing activities was $0.5 million for the six months ended June 30, 2025, primarily consisting of the repurchase and retirement of common stock, partially offset by proceeds from common stock purchased under the 2021 Stock Purchase and Matching Plan (the "Matching Plan").
During the six months ended June 30, 2024, net cash provided by financing activities primarily consisted of proceeds from common stock purchased under the Matching Plan.

SHARE REPURCHASE PROGRAM
In May 2022, the Executive Committee of our Board of Directors (the “Executive Committee”) approved a share repurchase program with authorization to purchase up to $50.0 million of shares of Class A common stock (“2022 Share Repurchase Program”). The 2022 Share Repurchase Program was scheduled to expire on March 31, 2025. On February 25, 2025, the Executive Committee approved a new share repurchase program with authorization to purchase up to $50.0 million of shares of Class A common stock ("2025 Share Repurchase Program") that replaced the 2022 Share Repurchase Program. Pursuant to the 2025 Share Repurchase Program, we may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act, in accordance with applicable securities laws and other restrictions. The actual timing, manner, price and total amount of future repurchases will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of loan agreements and other considerations. The 2025 Share Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, and the program may be suspended or terminated by us at any time at our discretion without prior notice. As of June 30, 2025, the Company had $47.0 million remaining under the 2025 Share Repurchase Program, not including amounts used for net share settlement of vested equity incentive awards. See Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
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
Loan and Security Agreement
In February 2024, we entered into a Second Amended and Restated Loan and Security Agreement (as amended by the amendments described below, the "2024 Amended Loan and Security Agreement") with CIBC. The 2024 Amended Loan and Security Agreement provided for a $25.0 million revolving credit facility that was set to expire in September 2025. Borrowings under the revolving line of credit accrued interest at CIBC’s reference rate plus 1.00% and were secured by substantially all of our assets.
In April 2024, we entered into an irrevocable standby letter of credit (the "Letter of Credit") issued under the 2024 Amended Loan and Security Agreement to reduce cash collateral requirements in connection with the Updated Card Program. The Letter of Credit was issued in the amount of $1.0 million for the benefit of Bancorp. The Letter of Credit was renewed on February 28, 2025 and expires on March 20, 2026. On April 16, 2025, we entered into an amendment to the irrevocable standby letter of credit to increase the Letter of Credit to $7.5 million. No amounts had been drawn on the Letter of Credit as of June 30, 2025.
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
In August 2024, we entered into a Second Amendment to the 2024 Amended Loan and Security Agreement, which permitted our wholly-owned subsidiary, 401 SW 5th Ave LLC, to remain an excluded subsidiary provided that the subsidiary does not engage in any operations or activities except to maintain legal existence and ownership of the real property or any related activities thereto, does not hold assets other than real estate assets, and does not incur any indebtedness except for intercompany liabilities permitted under the agreement or grant any liens.
In February 2025, we entered into a Third Amendment to the 2024 Amended Loan and Security Agreement, which amended the covenant restricting the amount of repurchases of common stock, which includes net share settlements of stock-based awards, to allow for certain additional net share settlement activity.
On July 1, 2025, we terminated our 2024 Amended Loan and Security Agreement. At the time of termination, we had no borrowings under the revolving line of credit and no amounts drawn on the Letter of Credit, which remains outstanding, secured with cash collateral. We incurred no penalties as a result of the termination of the 2024 Amended Loan and Security Agreement.
Certain Covenants
As of and prior to June 30, 2025, we were subject to customary covenants under the 2024 Amended Loan and Security Agreement, which, unless waived by CIBC, restricted our and our subsidiaries' ability to, among other things, incur additional indebtedness, create or incur liens, permit a change of control, merge or consolidate with other companies, sell or transfer assets, pay dividends or make distributions, make acquisitions, investments or loans, or payments and prepayments of subordinated indebtedness, subject to certain exceptions. We were also required to maintain certain financial covenants including a total EBITDA net leverage ratio, as defined in the 2024 Amended Loan and Security Agreement, tested each quarter, not to exceed 2.50 to 1.00 from the quarter ended March 31, 2025 and each quarter thereafter.
As of June 30, 2025, we were in compliance with all debt covenants.
As discussed elsewhere in this Quarterly Report on Form 10-Q, on July 1, 2025, we terminated the 2024 Amended Loan and Security Agreement.

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
The following table sets forth the average number of paid members for each of the periods presented (in thousands):

Three Months Ended	Paid members
June 30, 2025	652
June 30, 2024	684

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

Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net loss excluding (benefit from) provision for income taxes, other (income) expenses, net, depreciation and amortization and stock-based compensation expense. We define adjusted EBITDA margin as adjusted EBITDA divided by total revenue for the same period. We are focused on profitable growth and we consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses that are not indicative of the core operating performance of our business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Adjusted EBITDA	$(1,393)	$10,190	$7,053	$17,304
Adjusted EBITDA margin	(4)%	31%	10%	26%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Non-GAAP net (loss) income	$(1,861)	$5,617	$2,960	$9,360
Non-GAAP net (loss) income margin	(5)%	17%	4%	14%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Free cash flow	$6,311	$5,718	$15,415	$10,910
Free cash flow margin	18%	17%	21%	16%

Reconciliations of Non-GAAP Financial Measures
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Net loss	$(8,788)	$(2,764)	$(11,957)	$(6,545)
Net loss margin	(25)%	(8)%	(17)%	(10)%
Add:
(Benefit from) provision for income taxes	(661)	2,723	1,345	3,757
Other (income) expenses, net	(889)	260	(1,213)	1,214
Depreciation and amortization	2,018	1,590	3,961	2,973
Stock-based compensation expense	6,927	8,381	14,917	15,905
Adjusted EBITDA	$(1,393)	$10,190	$7,053	$17,304
Adjusted EBITDA margin	(4)%	31%	10%	26%

Non-GAAP Net Income and Non-GAAP Net Income Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Net loss	$(8,788)	$(2,764)	$(11,957)	$(6,545)
Net loss margin	(25)%	(8)%	(17)%	(10)%
Add:
Stock-based compensation expense	6,927	8,381	14,917	15,905
Non-GAAP net (loss) income	$(1,861)	$5,617	$2,960	$9,360
Non-GAAP net (loss) income margin	(5)%	17%	4%	14%

Free Cash Flow and Free Cash Flow Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Net cash provided by operating activities	$8,916	$9,317	$13,721	$12,788
Operating cash flow margin	25%	28%	19%	19%
(Increase) decrease in changes in assets and liabilities:
Settlement assets, net	(603)	1,756	11,614	7,876
Settlement liabilities	(828)	(3,317)	(8,248)	(4,887)
Less:
Purchases of property and equipment	(17)	—	(17)	—
Software development costs	(1,157)	(2,038)	(1,655)	(4,867)
Free cash flow	$6,311	$5,718	$15,415	$10,910
Free cash flow margin	18%	17%	21%	16%

Contractual Obligations and Commitments
As of June 30, 2025, there have been no material changes in our contractual obligations and commitments as disclosed in our 2024 Annual Report. As discussed elsewhere in this Quarterly Report on Form 10-Q, on July 1, 2025, we terminated our 2024 Amended Loan and Security Agreement.
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
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
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
On July 23, 2025 a shareholder derivative lawsuit was filed in the United States District Court for the District of Oregon captioned Choi v. Barrett, et al., Case No. 3:25-cv-1300 (the “Choi Action”), purportedly on our behalf against the Derivative Defendants and asserting substantively the same claims as those asserted in the O’Halloran Action. The Derivative Defendants deny the allegations of wrongdoing and will continue to vigorously defend against the claims in the Derivative Action.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Part I, Item IA. “Risk Factors” of our 2024 Annual Report, as supplemented by the risk factors set forth in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025. You should carefully read and consider the risks and uncertainties, together with all of the other information included in the 2024 Annual Report and this Quarterly Report on Form 10-Q, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our condensed consolidated financial statements and related notes, and in the other documents that we file with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information regarding our purchases of shares of Class A common stock during the three months ended June 30, 2025.

	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program(1)
April 1 - 30, 2025	—	$—	—	$50,000,000
May 1 - 31, 2025	478,307	$2.32	478,307	$48,890,116
June 1 - 30, 2025	807,029	$2.34	807,029	$47,000,006
Three months ended June 30, 2025	1,285,336		1,285,336
(1)On February 27, 2025, we announced the approval of a share repurchase program with authorization to purchase up to $50.0 million of our Class A common stock at management’s discretion that expires on March 31, 2028, does not obligate us to repurchase any specific number of shares and may be modified, suspended or terminated at any time at our discretion. As of June 30, 2025, we had $47.0 million remaining under the share repurchase authorization.
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

EXPENSIFY, INC.

Date: August 7, 2025	By:	/s/ David Barrett
David Barrett
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Ryan Schaffer
Ryan Schaffer
Chief Financial Officer
(Principal Financial Officer)