Form 10-Q
period 2025-09-30
Expensify, Inc.
filed 2025-11-06
CIK 1476840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 001-41043
___________________________________
EXPENSIFY, INC.
___________________________________
(Exact name of registrant as specified in its charter)

Delaware	27-0239450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
88 Kearny St, Ste 1600 San Francisco, California	94108
(Address of Principal Executive Offices)	(Zip Code)
(971) 365-3939
Registrant’s telephone number, including area code

401 SW 5th Ave, Portland, OR 97204
Former name, former address and former fiscal year, if changed since last report
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
Yes ☐ No ☒
The registrant had outstanding 80,840,150 shares of Class A common stock, par value of $0.0001 per share, 4,209,827 shares of LT10 common stock, par value $0.0001 per share, and 7,988,939 shares of LT50 common stock, par value $0.0001 per share, as of November 3, 2025.

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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements

1

Expensify, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	As of September 30,	As of December 31,
	2025	2024
Assets
Cash and cash equivalents	$61,453	$48,772
Accounts receivable, net	12,312	12,701
Settlement assets, net	53,283	42,406
Prepaid expenses	4,174	12,089
Other current assets	21,376	20,908
Total current assets	152,598	136,876
Capitalized software, net	14,622	16,232
Property and equipment, net	13,201	13,621
Lease right-of-use assets	4,912	5,441
Deferred tax assets, net	497	499
Other assets	1,005	1,011
Total assets	$186,835	$173,680
Liabilities and stockholders' equity
Accounts payable	$710	$196
Accrued expenses and other liabilities	7,726	8,240
Lease liabilities, current	720	729
Settlement liabilities	35,238	28,845
Total current liabilities	44,394	38,010
Lease liabilities, non-current	5,208	5,738
Other liabilities	1,573	1,689
Total liabilities	51,175	45,437
Commitments and contingencies (Note 4)
Stockholders' equity:
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.0001 Class A common stock; 1,000,000,000 shares authorized; 80,832,770 and 79,471,414 shares of Class A common stock issued and outstanding as of September 30, 2025 and December 31, 2024, respectively LT10 common stock; 21,871,197 shares authorized; 4,209,827 shares of LT10 common stock issued and outstanding as of September 30, 2025 and December 31, 2024 LT50 common stock; 24,967,114 shares authorized; 7,988,939 and 7,695,524 shares of LT50 common stock issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	300,751	279,062
Accumulated deficit	(165,100)	(150,828)
Total stockholders' equity	135,660	128,243
Total liabilities and stockholders' equity	$186,835	$173,680

See accompanying notes to Condensed Consolidated Financial Statements.
2

Expensify, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$35,065	$35,409	$106,903	$102,232
Cost of revenue, net	17,667	17,145	52,686	46,091
Gross margin	17,398	18,264	54,217	56,141
Operating expenses:
Research and development	4,905	5,618	15,421	17,936
General and administrative	9,814	9,084	30,054	29,760
Sales and marketing	4,936	3,274	22,824	9,730
Total operating expenses	19,655	17,976	68,299	57,426
(Loss) income from operations	(2,257)	288	(14,082)	(1,285)
Other income (expenses), net	96	181	1,309	(1,033)
(Loss) income before income taxes	(2,161)	469	(12,773)	(2,318)
Provision for income taxes	(154)	(2,667)	(1,499)	(6,425)
Net loss	$(2,315)	$(2,198)	$(14,272)	$(8,743)
Net loss per share:
Basic and diluted	$(0.03)	$(0.02)	$(0.15)	$(0.10)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	92,559,381	88,177,739	92,114,672	86,643,209

See accompanying notes to Condensed Consolidated Financial Statements.
3

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Three months ended September 30, 2025
Balance at June 30, 2025	—	$—	92,647,210	$9	$294,591	$(162,785)	$131,815
Issuance of common stock on exercise of stock options	—	—	260,962	—	198	—	198
Issuance of restricted stock units	—	—	2,128	—	5	—	5
Settlement of liability-classified restricted common shares	—	—	237,573	—	—	—	—
Issuance of common stock under Matching Plan	—	—	1,267,158	—	1,741	—	1,741
Issuance of common stock in connection with restricted stock units vesting	—	—	196,268	—	—	—	—
Repurchase and retirement of common stock	—	—	(1,579,763)	—	(3,031)	—	(3,031)
Stock-based compensation	—	—	—	—	7,247	—	7,247
Net loss	—	—	—	—	—	(2,315)	(2,315)
Balance at September 30, 2025	—	$—	93,031,536	$9	$300,751	$(165,100)	$135,660

See accompanying notes to Condensed Consolidated Financial Statements.
4

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Three months ended September 30, 2024
Balance at June 30, 2024	—	$—	88,194,690	$9	$261,309	$(147,318)	$114,000
Issuance of common stock upon exercise of stock options	—	—	250,388	—	250	—	250
Vesting of early exercised stock options	—	—	—	—	94	—	94
Issuance of restricted stock units	—	—	11,666	—	18	—	18
Repurchases of early exercised stock options	—	—	(2,520)	—	—	—	—
Issuance of common stock under Matching Plan	—	—	911,645	—	896	—	896
Issuance of common stock in connection with restricted stock units vesting	—	—	206,745	—	—	—	—
Repurchase and retirement of common stock	—	—	(645,938)	—	(1,510)	—	(1,510)
Stock-based compensation	—	—	—	—	8,384	—	8,384
Net loss	—	—	—	—	—	(2,198)	(2,198)
Balance at September 30, 2024	—	$—	88,926,676	$9	$269,441	$(149,516)	$119,934

See accompanying notes to Condensed Consolidated Financial Statements.
5

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Nine months ended September 30, 2025
Balance at December 31, 2024	—	$—	91,376,765	$9	$279,062	$(150,828)	$128,243
Issuance of common stock on exercise of stock options	—	—	357,044	—	315	—	315
Vesting of early exercised stock options	—	—	—	—	113	—	113
Issuance of restricted stock units	—	—	8,600	—	28	—	28
Settlement of liability-classified restricted common shares	—	—	382,393	—	—	—	—
Issuance of common stock under Matching Plan	—	—	2,950,902	—	4,351	—	4,351
Issuance of common stock in connection with restricted stock units vesting	—	—	820,931	—	—	—	—
Repurchase and retirement of common stock	—	—	(2,865,099)	—	(6,057)	—	(6,057)
Stock-based compensation	—	—	—	—	22,939	—	22,939
Net loss	—	—	—	—	—	(14,272)	(14,272)
Balance at September 30, 2025	—	$—	93,031,536	$9	$300,751	$(165,100)	$135,660

See accompanying notes to Condensed Consolidated Financial Statements.
6

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Nine months ended September 30, 2024
Balance at December 31, 2023	—	$—	85,225,328	$8	$241,509	$(140,773)	$100,744
Issuance of common stock upon exercise of stock options	—	—	306,917	—	303	—	303
Vesting of early exercised stock options	—	—	—	—	337	—	337
Issuance of restricted stock units	—	—	27,925	—	53	—	53
Repurchase of early exercised stock options	—	—	(32,954)	—	—	—	—
Issuance of common stock under Matching Plan	—	—	3,364,621	1	2,899	—	2,900
Issuance of common stock in connection with restricted stock units vesting	—	—	680,777	—	—	—	—
Repurchase and retirement of common stock	—	—	(645,938)	—	(1,510)	—	(1,510)
Stock-based compensation	—	—	—	—	25,850	—	25,850
Net loss	—	—	—	—	—	(8,743)	(8,743)
Balance at September 30, 2024	—	$—	88,926,676	$9	$269,441	$(149,516)	$119,934

See accompanying notes to Condensed Consolidated Financial Statements.
7

Expensify, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(14,272)	$(8,743)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,179	4,851
Reduction of operating lease right-of-use assets	427	411
Loss on impairment, receivables and sale or disposal of equipment	448	637
Stock-based compensation expense	21,580	23,535
Amortization of original issue discount and debt issuance costs	79	43
Deferred tax assets	2	(32)
Changes in assets and liabilities:
Accounts receivable, net	50	845
Settlement assets, net	(7,906)	(13,202)
Prepaid expenses	7,915	1,597
Other current assets	(2,564)	2,707
Other assets	6	(144)
Accounts payable	451	(349)
Accrued expenses and other liabilities	(350)	(1,501)
Operating lease liabilities	(435)	67
Settlement liabilities	6,393	5,389
Other liabilities	(116)	364
Net cash provided by operating activities	17,887	16,475
Cash flows from investing activities:
Purchases of property and equipment	(17)	—
Software development costs	(2,740)	(6,699)
Net cash used in investing activities	(2,757)	(6,699)
Cash flows from financing activities:
Principal payments of finance leases	(104)	(96)
Principal payments of outstanding debt	—	(22,671)
Payments for debt issuance costs	(88)	(71)
Repurchases of early exercised stock options	—	(35)
Proceeds from common stock purchased under Matching Plan	4,351	2,900
Proceeds from issuance of common stock upon exercise of stock options	315	303
Repurchase and retirement of common stock	(6,057)	(1,510)
Net cash used in financing activities	(1,583)	(21,180)
Net increase (decrease) in cash and cash equivalents and restricted cash	13,547	(11,404)
Cash and cash equivalents and restricted cash, beginning of period	90,834	96,658
Cash and cash equivalents and restricted cash, end of period	$104,381	$85,254
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,326
Cash paid for income taxes	$4,880	$3,735
Noncash investing and financing items:
Stock-based compensation capitalized as software development costs	$1,359	$2,315
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$78	$178
Fair value of common stock issued to settle liability-classified restricted stock units	$792	$—
Reconciliation of cash and cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$61,453	$39,172
Restricted cash included in other current assets	17,875	23,748
Restricted cash included in settlement assets, net	25,053	22,334
Total cash, cash equivalents and restricted cash	$104,381	$85,254

See accompanying notes to Condensed Consolidated Financial Statements.
8

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 – GENERAL INFORMATION
Description of the Business
Expensify, Inc. ("Expensify") was incorporated in Delaware on April 29, 2009. Expensify offers a comprehensive expense management platform that integrates with a variety of third-party accounting applications, including QuickBooks Desktop, QuickBooks Online, Xero, NetSuite, Intacct, Sage, Microsoft Dynamics, MYOB and others. Expensify's product simplifies the way that employees and vendors manage and submit expense receipts and bills and provides efficiencies to companies for the payment of those bills. Expensify delivers its services over the internet to corporations and individuals under license arrangements and offers unique pricing options for small and medium-sized businesses and enterprises primarily on a per-active-member basis. Expensify has subsidiaries in the United States ("U.S."), Australia, Canada, Netherlands and United Kingdom ("UK").
Expensify also offers an Expensify charge card (the "Expensify Card"), which is primarily distributed to corporate customers in the U.S. who subsequently distribute the card to their employees for business use. The Expensify Card allows customers to have real-time control over their employees' spending and compliance with spending limits in addition to eReceipt reporting on purchases.
As of September 30, 2025, the Expensify Card substantially consisted of a single card program that launched in February 2024 (the "Updated Card Program"). The Updated Card Program operates under an agreement with the issuing bank, The Bancorp Bank, N.A. ("Bancorp"), to issue Expensify Cards to customers and authorize and settle transactions on the Visa card network.
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
Results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other future annual or interim period.

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
Segment Reporting
The Company operates as one reportable segment because its chief operating decision maker ("CODM"), a committee that consists of the chief executive officer, the chief financial officer, and the chief operating officer, reviews the Company’s financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. Accordingly, the CODM uses Net loss on a consolidated basis to measure segment profit or loss and reviews significant segment expenses on a consolidated basis to manage the Company's operations, which includes Cost of revenue, net, Research and development, General and administrative, and Sales and marketing. All significant segment expenses are presented on the Condensed Consolidated Statements of Operations. Interest income is recorded within Other income (expenses), net on the Condensed Consolidated Statements of Operations. Interest income for the three months ended September 30, 2025 and 2024 was $0.5 million and $0.3 million, respectively. Interest income for the nine months ended September 30, 2025 and 2024 was $1.4 million and $0.8 million, respectively. The measure of segment assets is Total assets as reported on the Condensed Consolidated Balance Sheets. Substantially all long-lived assets are located in the United States.
Updates to Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 of the 2024 Annual Report. Since the date the 2024 Annual Report was filed with the SEC, there have been no material changes to the Company's significant accounting policies.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Recently Issued Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends guidance related to the accounting for internal-use software development costs by removing references to software development project stages and requiring an entity to start capitalizing eligible software development costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The ASU is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and allows for adoption on a prospective, retrospective, or modified prospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.
Since the date the 2024 Annual Report was filed with the SEC, there have been no other material changes to the adoption status of recent accounting pronouncements previously discussed in Note 2 of the 2024 Annual Report.
NOTE 2 - REVENUE AND CERTAIN STATEMENT OF OPERATIONS COMPONENTS
The table below provides the Company's total revenue by geographic region based on the transaction currency (in thousands). No other individual country outside of the United States accounted for more than 10% of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$31,969	$32,248	$97,652	$92,940
All other locations	3,096	3,161	9,251	9,292
Total revenue	$35,065	$35,409	$106,903	$102,232

No individual customer represented more than 10% of the Company’s total revenue during both the three and nine months ended September 30, 2025 and 2024.
Cashback Rewards
The Company offers a cashback rewards program to all customers on the Updated Card Program based on volume of Expensify Card transactions. Cashback rewards are earned on a monthly basis and are applied against outstanding customer receivables or paid out the following month. The Company considers cashback rewards as consideration payable to a customer, and it is recorded as contra revenue within Revenue on the Condensed Consolidated Statements of Operations. Cashback rewards were $2.6 million and $2.3 million for the three months ended September 30, 2025 and 2024, respectively. Cashback rewards were $7.3 million and $6.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Interchange
The Company generates revenue from the authorization and settlement of Expensify Card transactions under the Updated Card Program. The Company is contractually entitled to all interchange generated on Expensify Card transactions based on its agreement with the issuing bank, and such funds are held as restricted cash within Other current assets on the Condensed Consolidated Balance Sheets until released by the issuing bank. Under the Updated Card Program, the Company is the principal in the transaction and recognizes interchange as revenue on a gross basis within Revenue on the Condensed Consolidated Statements of Operations. Interchange revenue was $5.4 million and $3.7 million for the three months ended September 30, 2025 and 2024, respectively. Interchange revenue was $15.7 million and $4.2 million for the nine months ended September 30, 2025 and 2024, respectively.
Consideration From a Vendor
Under the Updated Card Program, the Company receives consideration from a vendor for certain volume-based incentives from Visa, which are included as a reduction to Cost of revenue, net on the Condensed Consolidated Statements of Operations as they are earned. The amounts earned under these volume-based incentives were $0.3 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively. The amounts earned under these volume-based incentives were $1.3 million and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively.
Under the Company's previous card program (the "Legacy Card Program"), which an immaterial number of cardholders continue to operate within, the Company receives consideration from a vendor for monetizing Expensify Card activities. The Legacy Card Program operates under an agreement with the payment processor, Marqeta, Inc. ("Marqeta"), and relies on Marqeta to manage the relationship with the issuing bank, Sutton Bank, and the card network, Visa, in authorizing and settling transactions. This consideration, net of fees paid to the vendor, is included as a reduction to Cost of revenue, net on the Condensed Consolidated Statements of Operations as it is earned. Consideration earned under the Legacy Card Program, net of fees paid to the vendor, was immaterial for both the three and nine months ended September 30, 2025. Consideration earned under the Legacy Card Program, net of fees paid to the vendor, was $0.8 million and $7.1 million for the three and nine months ended September 30, 2024, respectively.
NOTE 3 - CERTAIN BALANCE SHEET COMPONENTS
Other Current Assets
Other current assets consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Expensify Card posted collateral for funds held for customers	$9,837	$12,415
Expensify.org restricted cash	6,108	5,972
Income tax receivable	2,948	429
Earned interchange restricted cash	1,753	1,442
Deferred contract acquisition costs	469	339
Other restricted cash	177	151
Other	84	160
Other current assets	$21,376	$20,908

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Capitalized Software, Net
Capitalized software, net consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Capitalized software development costs	$35,328	$32,332
Less: accumulated amortization	(20,706)	(16,100)
Capitalized software, net	$14,622	$16,232

Amortization expense related to capitalized software development costs is recorded in Cost of revenue, net on the Condensed Consolidated Statements of Operations. Amortization expense was $1.9 million and $1.6 million for the three months ended September 30, 2025 and 2024, respectively. Amortization expense was $5.6 million and $4.1 million for the nine months ended September 30, 2025 and 2024, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Computers and equipment	$165	$170
Furniture and fixtures	1,947	1,930
Leasehold improvements	7,791	7,937
Commercial building	9,209	6,493
Land	4,151	4,151
Construction in progress	—	2,570
Total property and equipment	23,263	23,251
Less: accumulated depreciation	(10,062)	(9,630)
Property and equipment, net	$13,201	$13,621

Depreciation expense is recorded in General and administrative, Sales and marketing, and Other income (expenses), net on the Condensed Consolidated Statements of Operations. Depreciation expense was $0.2 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $0.4 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Professional fees	$1,911	$1,336
Sales, payroll and other taxes	1,438	2,538
Partner payouts and advertising fees	1,408	1,194
Matching Plan payroll liability	663	408
Cashback rewards	495	489
Credit card processing fees	480	411
Income taxes	181	934
Other	1,150	930
Accrued expenses and other liabilities	$7,726	$8,240

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
In April 2024, the Company entered into an irrevocable standby letter of credit (the "Letter of Credit") issued under the 2024 Amended Loan and Security Agreement to reduce cash collateral requirements in connection with the Updated Card Program. The Letter of Credit was issued in the amount of $1.0 million for the benefit of Bancorp. The Letter of Credit was renewed on February 28, 2025 and expires on March 20, 2026. On April 16, 2025, the Company entered into an amendment to the irrevocable standby letter of credit to increase the Letter of Credit to $7.5 million. No amounts had been drawn on the Letter of Credit as of September 30, 2025.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
In May 2024, the Company entered into a First Amendment to the 2024 Amended Loan and Security Agreement, which amended the covenant restricting the amount of repurchases of common stock to allow for certain additional repurchase activity and provided a waiver for the Company's non-compliance during prior periods with the previous version of such covenant.
On July 10, 2024, the then-outstanding balance of $15.0 million and an immaterial amount of accrued interest on the revolving line of credit were repaid in full.
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
On July 1, 2025, the Company terminated the revolving credit facility under the 2024 Amended Loan and Security Agreement. At the time of such termination, the Company had no borrowings under the revolving line of credit, and certain terms, including collateral security, survived the termination with respect to outstanding Contingent Obligations (as defined in the 2024 Amended Loan and Security Agreement) arising from Bank Services (as defined in the 2024 Amended Loan and Security Agreement). The Letter of Credit, which had no amounts drawn, also remained outstanding. There were no penalties incurred by the Company as a result of the termination of the revolving credit facility.
As of December 31, 2024, the Company had no borrowings under the revolving line of credit.
Letter of Credit Security Agreement
On October 9, 2025, the Company entered into a Letter of Credit Facility and Security Agreement (the “LOC Security Agreement”) with CIBC. Following the termination of the revolving credit facility under the 2024 Amended Loan and Security Agreement on July 1, 2025, certain terms of the agreement survived the termination, including collateral security, and the Letter of Credit originally issued under the 2024 Amended Loan and Security Agreement remained outstanding. The LOC Security Agreement, among other things, provides for the issuance of additional irrevocable standby letters of credit, governs the terms of the Letter of Credit, and grants to CIBC, for the ratable benefit of the lenders, a security interest in substantially all of the assets of the Company and its subsidiaries, and replaces the 2024 Amended Loan and Security Agreement with respect to the Contingent Obligations. Under the LOC Security Agreement, the Letter of Credit remained at $7.5 million with an expiration date of March 20, 2026. No amounts had been drawn on the Letter of Credit as of October 9, 2025.

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
As of September 30, 2025, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
2021 Incentive Plans
In November 2021, the Board of Directors adopted, and the Company's stockholders approved, the 2021 Incentive Plans, which both became effective immediately before the effectiveness of the Company's IPO Registration Statement on Form S-1 and use a combined share reserve. Under the 2021 Incentive Plans, 11,676,932 shares of Class A common stock were initially reserved for issuance pursuant to a variety of stock-based awards, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs"), and other forms of equity and cash compensation under the 2021 Plan and purchase rights and matching awards under the Matching Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Plans will be increased upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A or LT50 common stock underlying outstanding stock-based awards granted under the 2019 Stock Plan. The number of shares of Class A common stock reserved and available for issuance under the 2021 Incentive Plans as of September 30, 2025 and December 31, 2024 was 22,785,691 shares and 20,879,081 shares, respectively. The number of shares will automatically increase each

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
subsequent January 1 through January 1, 2031, by the lesser of (A) 6% of the aggregate number of shares of all classes of common stock outstanding on the immediately preceding calendar year end, or (B) such lesser number of shares as determined by the Company’s Board of Directors or compensation committee; provided, however, that no more than 87,576,990 shares of Class A common stock may be issued upon the exercise of incentive stock options.
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
Service Providers who participated in the Matching Plan for the offering period ended September 14, 2025 purchased a total of 897,657 Class A common shares, based on a purchase price of $1.94, resulting in gross cash proceeds to the Company of $1.7 million.
Service Providers who participated in the Matching Plan for the offering period ended September 14, 2024 purchased a total of 370,122 Class A common shares, based on a purchase price of $2.42, resulting in gross cash proceeds to the Company of $0.9 million.
For the offering period ended September 14, 2025, the Company elected to match each share of Class A common stock purchased or issued under the Matching Plan with 1/20 of a share of Class A common stock. During the three and nine months ended September 30, 2025, the Company granted 298,577 and 769,045 shares of Class A common stock as matching contributions under the Matching Plan, respectively.
For the offering period ended September 14, 2024, the Company elected to match each share of Class A common stock purchased or issued under the Matching Plan with 1/20 of a share of Class A common stock. During the three and nine months ended September 30, 2024, the Company granted 176,449 and 443,671 shares of Class A common stock as matching contributions under the Matching Plan, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The Company has made discretionary contributions under the Matching Plan to eligible Service Providers. During the three months ended September 30, 2025 and 2024, the Company granted 70,924 and 365,074 shares of Class A common stock as discretionary contributions under the Matching Plan, respectively.
During the nine months ended September 30, 2025 and 2024, the Company granted 314,658 and 1,300,451 shares of Class A common stock as discretionary contributions under the Matching Plan, respectively.
Restricted Stock Units
Equity-Classified Awards
Pursuant to the Company's Non-Employee Director Compensation Program, which was adopted under the 2021 Incentive Plans, the Company granted 153,690 Class A common stock RSUs during the nine months ended September 30, 2025. A total of 230,064 Class A common stock RSUs vested during the nine months ended September 30, 2025 related to previously-granted RSU awards, as the service conditions were satisfied.
During the nine months ended September 30, 2025, equity-classified RSU activity for Service Providers and non-employee directors was as follows:

	Class A Common Stock	LT50 Common Stock	Weighted average grant date fair value per share
Outstanding at December 31, 2024	2,150,101	1,894,470	$30.21
RSUs granted	153,690	—	$2.23
RSUs vested	(527,516)	(293,415)	$23.27
RSUs cancelled/forfeited/expired	(41,894)	(41,894)	$41.01
Outstanding at September 30, 2025	1,734,381	1,559,161	$30.36

As of September 30, 2025, the Company had $79.6 million of unrecognized stock-based compensation expense related to unvested equity-classified RSUs, which is expected to be recognized over the remaining weighted average life of 3.79 years.
Liability-Classified Awards
On June 20, 2025, pursuant to the 2021 Incentive Plans, the Company's compensation committee approved and authorized the grant of Class A common stock RSUs to certain Service Providers, to be issued on a quarterly basis through March 2029. Issuances of the Class A common stock RSUs will occur automatically each quarter using a predetermined fixed dollar amount that gradually decreases over time. Each RSU will vest immediately on the date it is issued, and both the issuance and vesting are subject to a service condition that will ultimately be satisfied over four years. The first quarterly automatic issuance occurred on June 20, 2025 and the remaining RSUs will be subject to quarterly issuance and vesting thereon until fully issued. The number of RSUs to be automatically issued on each issuance date will be determined based on the closing price of the Company's Class A common stock on the Nasdaq Stock Market LLC on the 15th calendar day of the month during which the RSU award is issued, or the immediately preceding trading day. The awards are accounted for as liability awards and will be recognized on a straight-line basis over the life of the awards.
The Company issued 382,393 Class A common stock RSUs and settled liability-classified awards with a fair value of $0.8 million during the nine months ended September 30, 2025.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of September 30, 2025, the Company had $3.2 million of unrecognized stock-based compensation expense related to unvested liability-classified RSUs, which is expected to be recognized over the remaining weighted average life of 1.31 years.
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
The Company has only granted options under the Stock Plans. Options typically vest over four years and are exercisable at any time after the grant date, provided that Service Providers exercising unvested options receive restricted common stock that is subject to repurchase at the original exercise price upon termination of service. The repurchase right lapses in accordance with the vesting schedule of the exercised option. Early exercises of options prior to vesting are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises of unvested options are recorded as a liability. These repurchase terms are considered to be a forfeiture provision and do not result in liability accounting. There were no repurchases of exercised restricted common stock during the nine months ended September 30, 2025 and an immaterial amount during the nine months ended September 30, 2024.
A summary of the Company's stock option activity was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Outstanding at December 31, 2024	3,759,580	$2.29	4.11
Options exercised	(357,044)	$0.88
Options cancelled/forfeited/expired	(149,283)	$1.65
Outstanding at September 30, 2025	3,253,253	$2.47	3.80
Exercisable at September 30, 2025	3,253,153	$2.47	3.80

The total pretax intrinsic value of options outstanding and exercisable at September 30, 2025 and December 31, 2024 was $2.2 million and $7.4 million, respectively. The intrinsic value is the difference between the estimated fair market value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options.
As of September 30, 2025, the Company had an immaterial amount of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 0.08 years.
Cash received from option exercises and purchases of shares under the Stock Plans for each of the nine months ended September 30, 2025 and 2024 was $0.3 million.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Stock-Based Compensation
The following table summarizes the stock-based compensation expense recognized for options granted under the 2009 Stock Plan, options and RSUs granted under the 2019 Stock Plan, RSUs granted under the 2021 Plan and matching and discretionary shares issued under the Matching Plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Matching Plan shares	$807	$898	$3,307	$3,468
Equity-classified restricted stock units	5,848	6,793	17,862	20,083
Settlement of liability-classified restricted stock units	448	—	792	—
Stock options	144	693	978	2,299
Total stock-based compensation	7,247	8,384	22,939	25,850
Less: stock-based compensation capitalized as software development costs	(584)	(754)	(1,359)	(2,315)
Total stock-based compensation expense	$6,663	$7,630	$21,580	$23,535

Stock-based compensation expense is allocated based on the cost center to which the award holder spent time during the reported periods. Stock-based compensation expense is included in the following components of expenses on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue, net	$2,630	$2,843	$8,439	$8,661
Research and development	1,881	2,530	6,301	8,424
General and administrative	1,147	1,560	3,897	4,965
Sales and marketing	1,005	697	2,943	1,485
Total stock-based compensation expense	$6,663	$7,630	$21,580	$23,535

NOTE 6 - INCOME TAXES
For the three and nine months ended September 30, 2025, the Company prepared its interim tax provision by applying a year-to-date effective tax rate, which the Company believes results in the best estimate of the annual effective tax rate.
The Company recorded a provision for income taxes of $0.2 million and $2.7 million for the three months ended September 30, 2025 and 2024, respectively, which resulted in effective tax rates of (7.1)% and 568.7%, respectively.
The Company recorded a provision for income taxes of $1.5 million and $6.4 million for the nine months ended September 30, 2025 and 2024, respectively, which resulted in effective tax rates of (11.7)% and (277.2)%, respectively.
The effective income tax rate differs from the statutory tax rate in 2025 and 2024 primarily due to non-deductible stock-based compensation.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. As of September 30, 2025 and December 31, 2024, the Company recorded an uncertain tax position liability of $1.4 million and $1.5 million, respectively, within Other liabilities on the Condensed Consolidated Balance Sheets. This liability includes $0.3 million and an immaterial amount of interest and penalties as of September 30, 2025 and December 31, 2024, respectively.
An examination of the Company's 2021 federal tax return by the Internal Revenue Service ("IRS") commenced in the fourth quarter of 2024. The IRS concluded this examination as of June 30, 2025. There were no adjustments proposed by the IRS as a result of the examination.
On July 4, 2025, H.R.1 was enacted into law, which includes provisions modifying the corporate income tax code, including the immediate expensing of domestic research and development expenditures for tax purposes, 100% bonus depreciation for qualified assets, and an increase in the statutory tax rate on foreign earnings from 10.5% to 12.6%. The legislation has multiple effective dates, with certain provisions effective for the 2025 tax year and others being implemented through 2027. The Company has evaluated the changes enacted during the quarter and has estimated their impact, which is reflected in the accompanying condensed consolidated financial statements. The Company will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.
NOTE 7 - NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30, 2025
	Class A	LT10	LT50	Consolidated
Numerator
Net loss, basic and diluted	$(2,012)	$(105)	$(198)	$(2,315)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	80,441,126	4,209,827	7,908,428	92,559,381
Net loss per share, basic and diluted	$(0.03)	$(0.03)	$(0.03)	$(0.03)

	Three Months Ended September 30, 2024
	Class A	LT10	LT50	Consolidated
Numerator
Net loss, basic and diluted	$(1,893)	$(118)	$(187)	$(2,198)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	75,912,966	4,749,859	7,514,914	88,177,739
Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.02)

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended September 30, 2025
	Class A	LT10	LT50	Consolidated
Numerator
Net loss, basic and diluted	$(12,410)	$(652)	$(1,210)	$(14,272)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	80,093,093	4,209,827	7,811,752	92,114,672
Net loss per share, basic and diluted	$(0.15)	$(0.15)	$(0.15)	$(0.15)

	Nine Months Ended September 30, 2024
	Class A	LT10	LT50	Consolidated
Numerator
Net loss, basic and diluted	$(7,351)	$(644)	$(748)	$(8,743)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	72,847,615	6,378,422	7,417,172	86,643,209
Net loss per share, basic and diluted	$(0.10)	$(0.10)	$(0.10)	$(0.10)

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

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended September 30, 2025
	Class A	LT10	LT50	Consolidated
Weighted average stock options	1,375,739	—	—	1,375,739
Matching Plan shares	40,586	—	—	40,586
Total	1,416,325	—	—	1,416,325

	Three Months Ended September 30, 2024
	Class A	LT10	LT50	Consolidated
Weighted average stock options	2,354,936	—	—	2,354,936
Matching Plan shares	22,135	—	—	22,135
Total	2,377,071	—	—	2,377,071

	Nine Months Ended September 30, 2025
	Class A	LT10	LT50	Consolidated
Weighted average stock options	1,716,686	—	—	1,716,686
Matching Plan shares	30,105	—	—	30,105
Total	1,746,791	—	—	1,746,791

	Nine Months Ended September 30, 2024
	Class A	LT10	LT50	Consolidated
Weighted average stock options	1,715,576	—	—	1,715,576
Matching Plan shares	—	—	—	—
Total	1,715,576	—	—	1,715,576

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 8 - EQUITY
On May 10, 2022, the Executive Committee of the Board of Directors (the "Executive Committee") approved a share repurchase program with authorization to purchase up to $50.0 million of shares of Class A common stock ("2022 Share Repurchase Program"). The 2022 Share Repurchase Program authorized the Company to repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in accordance with applicable securities laws and other restrictions. The 2022 Share Repurchase Program, which would have expired in March 2025, was replaced with the 2025 Share Repurchase Program described below.
On February 25, 2025, the Executive Committee approved a new share repurchase program with authorization to purchase up to $50.0 million of shares of Class A common stock that expires on March 31, 2028 ("2025 Share Repurchase Program"). Under the 2025 Share Repurchase Program, the Company may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The actual timing and total amount of future repurchases are subject to business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of the Company's current and future debt agreements and other considerations. The 2025 Share Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and the program may be suspended or terminated at any time by the Company at any time at its discretion without prior notice.
During the three months ended September 30, 2025, the Company repurchased 1,579,763 shares of Class A common stock under the 2025 Share Repurchase Program, at a total cost to the Company of $3.0 million. During the nine months ended September 30, 2025, the Company repurchased 2,865,099 shares of Class A common stock under the 2025 Share Repurchase Program, at a total cost to the Company of $6.1 million.
During both the three and nine months ended September 30, 2024, the Company repurchased 645,938 shares of Class A common stock under the 2022 Share Repurchase Program, at a total cost to the Company of $1.5 million.
As of September 30, 2025, the Company had $44.0 million remaining under the share repurchase authorization.

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
OVERVIEW
Expensify is a cloud-based expense management software platform that helps the smallest to the largest businesses simplify the way they manage money. Every day, people from all walks of life in organizations around the world use Expensify to scan and reimburse receipts from flights, hotels, coffee shops, office supplies and ride shares. Since our founding in 2008, we have added over 15 million members to our community and processed and automated 1.8 billion expense transactions on our platform as of September 30, 2025, freeing people to spend less time managing expenses and more time doing the things they love. For the quarter ended September 30, 2025, an average of 642,000 paid members across an average of 38,800 companies and over 200 countries and territories used Expensify to make money easy.
MACROECONOMIC TRENDS
Our business and the operations of our customers, the majority of which are small and medium-sized businesses, depend on the overall state of the economy, and we and they could be negatively impacted by slower economic growth and a potential for a recession. Although certain indicators have suggested that inflation has made downward progress, the economy continues to be impacted by elevated inflation rates and faces further inflation risk. Tariff and trade issues also continue to cause overall uncertainty with respect to the economy. See Part I, Item 1A. "Risk Factors" in our 2024 Annual Report and our subsequent filings for further discussion of the possible impact of such macroeconomic trends on our business. Additionally, other potential challenging macroeconomic conditions, and the resulting impact on business continuity and travel, could negatively impact our business.

Components of Results of Operations
Revenue
We generate revenue from subscription fees based on the usage of our cloud-based expense management software platform under arrangements paid monthly in arrears that are either (i) month-to-month and can be terminated by either party without penalty at any time or (ii) annual arrangements based on a minimum number of monthly members. Annual subscription customers who wish to terminate their contracts before the end of the term are required to pay the remaining obligation in full plus any fees or penalties set forth in the agreement. We charge our customers subscription fees for access to our platform primarily based on the number of monthly active members and level of service. The contractual price is based on either negotiated fees or rates published on our website. We generate most of our revenue from customers who have a credit card or debit card on file with us that is automatically charged each month. Virtually all of our customers have a standard terms of service contract, with the few exceptions for customers on bespoke service contracts.
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
As of September 30, 2025, the Expensify Card substantially consisted of a single card program that launched in February 2024 (the "Updated Card Program"). The Updated Card Program operates under an agreement with the issuing bank, The Bancorp Bank, N.A. ("Bancorp"), to issue Expensify Cards to customers and authorize and settle transactions on the Visa card network.
Under the Updated Card Program, we generate revenue from the authorization and settlement of Expensify Card transactions and are contractually entitled to all interchange generated on Expensify Card transactions based on our agreement with Bancorp. We are the principal in the transaction and recognize interchange as revenue on a gross basis within Revenue on the Condensed Consolidated Statements of Operations. Interchange revenue was $5.4 million and $3.7 million for the three months ended September 30, 2025 and 2024, respectively. Interchange revenue was $15.7 million and $4.2 million for the nine months ended September 30, 2025 and 2024, respectively.
We offer a cashback rewards program to all customers on the Updated Card Program based on volume of Expensify Card transactions. Cashback rewards are earned on a monthly basis and are applied against outstanding customer receivables or are paid out the following month. We consider our cashback rewards as consideration payable to a customer, and they are recorded as contra revenue within Revenue on the Condensed Consolidated Statements of Operations. Cashback rewards applied against outstanding customer receivables are reflected as a reduction to Accounts receivable, net on the Condensed Consolidated Balance Sheets. Cashback rewards liability is recorded within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. The cashback rewards fluctuate over time as customers meet eligibility requirements and based on the timing of payments made to customers. Cashback rewards were $2.6 million and $2.3 million for the three months ended September 30, 2025 and 2024, respectively. Cashback rewards were $7.3 million and $6.4 million for the nine months ended September 30, 2025 and 2024, respectively.

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
Under the Updated Card Program, we receive consideration from a vendor for certain volume-based incentives from Visa, which are included as a reduction to Cost of revenue, net on the Condensed Consolidated Statements of Operations as they are earned. The amounts earned under these volume-based incentives were $0.3 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively. The amounts earned under these volume-based incentives were $1.3 million and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively.
The Legacy Card Program operates under an agreement with the payment processor, Marqeta, Inc. ("Marqeta"), and relies on Marqeta to manage the relationship with the issuing bank, Sutton Bank, and the card network, Visa, in authorizing and settling transactions. The vendor is contractually entitled to the interchange through its relationships with the card network and card issuing bank. The vendor keeps a portion of the interchange for their services, and our agreement with the vendor results in us receiving the remainder of the interchange. This consideration, net of fees paid to the vendor, is included as a reduction to Cost of revenue, net on the Condensed Consolidated Statements of Operations as it is earned. Consideration earned under the Legacy Card Program, net was immaterial for both the three and nine months ended September 30, 2025. Consideration earned under the Legacy Card Program was $0.8 million, net of $0.1 million of fees paid to the vendor, for the three months ended September 30, 2024. Consideration earned under the Legacy Card Program was $7.1 million, net of $0.8 million of fees paid to the vendor, for the nine months ended September 30, 2024.
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
On July 4, 2025, H.R.1 was enacted into law, which includes provisions modifying the corporate income tax code, including the immediate expensing of domestic research and development expenditures for tax purposes, 100% bonus depreciation for qualified assets, and an increase in the statutory tax rate on foreign earnings from 10.5% to 12.6%. The legislation has multiple effective dates, with certain provisions effective for the 2025 tax year and others being implemented through 2027. We evaluated the changes enacted during the quarter and have estimated their impact, which is reflected in the accompanying condensed consolidated financial statements. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.
The following table sets forth our results of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages, share and per share data)
Revenue	$35,065	$35,409	$106,903	$102,232
Cost of revenue, net(1)	17,667	17,145	52,686	46,091
Gross margin	17,398	18,264	54,217	56,141
Operating expenses:
Research and development(1)	4,905	5,618	15,421	17,936
General and administrative(1)	9,814	9,084	30,054	29,760
Sales and marketing(1)	4,936	3,274	22,824	9,730
Total operating expenses	19,655	17,976	68,299	57,426
(Loss) income from operations	(2,257)	288	(14,082)	(1,285)
Other income (expenses), net	96	181	1,309	(1,033)
(Loss) income before income taxes	(2,161)	469	(12,773)	(2,318)
Provision for income taxes	(154)	(2,667)	(1,499)	(6,425)
Net loss	$(2,315)	$(2,198)	$(14,272)	$(8,743)
Net loss per share:
Basic and diluted	$(0.03)	$(0.02)	$(0.15)	$(0.10)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	92,559,381	88,177,739	92,114,672	86,643,209
Net loss margin	(7)%	(6)%	(13)%	(9)%

(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue, net	$2,630	$2,843	$8,439	$8,661
Research and development	1,881	2,530	6,301	8,424
General and administrative	1,147	1,560	3,897	4,965
Sales and marketing	1,005	697	2,943	1,485
Total stock-based compensation expense	$6,663	$7,630	$21,580	$23,535

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
Revenue

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Revenue	$35,065	$35,409	$(344)	(1)%

Revenue decreased by $0.3 million, or 1%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to (i) a decrease in billable activity across our user base, and (ii) an increase in contra revenue related to cashback payments driven by the increased adoption and spend captured from members using the Expensify Card. This decrease was partially offset by an increase in interchange revenue driven primarily by a shift in cardholder spend from the Legacy Card Program to the Updated Card Program.
Cost of Revenue, Net and Gross Margin

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Cost of revenue, net	$17,667	$17,145	$522	3%
Gross margin	$17,398	$18,264	$(866)	(5)%
Gross margin %	50%	52%

Cost of revenue, net increased by $0.5 million, or 3%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to (i) a decrease in consideration earned under the Legacy Card Program driven primarily by a shift in cardholder spend from the Legacy Card Program to the Updated Card Program, (ii) an increase in payment processing fees, and (iii) an increase in amortization expense related to capitalized software. This increase was partially offset by a decrease in SmartScan costs due to increased use of AI instead of human agents.
Gross margin decreased to 50% for the three months ended September 30, 2025 compared to 52% in the same period in 2024 due to the factors described in the preceding paragraphs for Revenue and Cost of revenue, net.

OPERATING EXPENSES
Research and Development

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Research and development	$4,905	$5,618	$(713)	(13)%

Research and development expenses decreased by $0.7 million, or 13%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to a decrease in internal employee and external contributor time spent on project initiatives and new product features as a result of increased focus on sales and marketing efforts related to our title sponsorship of F1® The Movie, which was released in theaters in June 2025.
General and Administrative

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
General and administrative	$9,814	$9,084	$730	8%

General and administrative expenses increased by $0.7 million, or 8%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to (i) an increase in legal fees, and (ii) settlement losses, net of recoveries. This increase was partially offset by a decrease in business insurance.
Sales and Marketing

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Sales and marketing	$4,936	$3,274	$1,662	51%

Sales and marketing expenses increased by $1.7 million, or 51%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to (i) an increase in time spent on sales and marketing activities, and (ii) an increase in advertising spend related to our title sponsorship of F1® The Movie, which was released in theaters in June 2025.
Other income, net

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Other income, net	$96	$181	$(85)	(47)%

Other income, net changed by $0.1 million, or 47%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to period-over-period unfavorability in net foreign currency gains/losses, partially offset by an increase in interest income.

Provision for Income Taxes

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$(154)	$(2,667)	$2,513	(94)%

We recorded a provision for income taxes of $0.2 million during the three months ended September 30, 2025 compared to a provision for income taxes of $2.7 million for the same period in 2024.
During the three months ended September 30, 2025 and 2024, our effective income tax rate was (7.1)% and 568.7%, respectively. The effective income tax rate differs from the statutory rate in 2025 and 2024 primarily due to non-deductible stock-based compensation.
COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
Revenue

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Revenue	$106,903	$102,232	$4,671	5%

Revenue increased by $4.7 million, or 5%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to an increase in interchange revenue driven primarily by a shift in cardholder spend from the Legacy Card Program to the Updated Card Program. This increase was partially offset by (i) a decrease in billable activity across our user base, including a decrease in pay-per-use billable activity which has a higher average fee per member than our annual members, and (ii) an increase in contra revenue related to cashback payments driven by the increased adoption and spend captured from members using the Expensify Card.
Cost of Revenue, Net and Gross Margin

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Cost of revenue, net	$52,686	$46,091	$6,595	14%
Gross margin	$54,217	$56,141	$(1,924)	(3)%
Gross margin %	51%	55%

Cost of revenue, net increased by $6.6 million, or 14%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to (i) a decrease in consideration earned under the Legacy Card Program driven primarily by a shift in cardholder spend from the Legacy Card Program to the Updated Card Program, (ii) an increase in payment processing fees, and (iii) an increase in amortization expense related to capitalized software. This increase was partially offset by a decrease in SmartScan costs due to increased use of AI instead of human agents.
Gross margin decreased to 51% for the nine months ended September 30, 2025 compared to 55% in the same period in 2024 due to the factors described in the preceding paragraphs for Revenue and Cost of revenue, net.

Research and Development

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Research and development	$15,421	$17,936	$(2,515)	(14)%

Research and development expenses decreased by $2.5 million, or 14%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to a decrease in internal employee and external contributor time spent on project initiatives and new product features as a result of increased focus on sales and marketing efforts related to our title sponsorship of F1® The Movie, which was released in theaters in June 2025.
General and Administrative

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
General and administrative	$30,054	$29,760	$294	1%

General and administrative expenses increased by $0.3 million, or 1%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to (i) an increase in legal fees, and (ii) settlement losses, net of recoveries. This increase was partially offset by a decrease in business insurance.
Sales and Marketing

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Sales and marketing	$22,824	$9,730	$13,094	135%

Sales and marketing expenses increased by $13.1 million, or 135%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to (i) an increase in time spent on sales and marketing activities, and (ii) an increase in advertising spend related to our title sponsorship of F1® The Movie, which was released in theaters in June 2025.
Other income (expenses), net

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Other income (expenses), net	$1,309	$(1,033)	$2,342	(227)%

Other income (expenses), net changed by $2.3 million, or 227%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to (i) a period-over-period favorability in net foreign currency gains/losses, (ii) a decrease in interest expense incurred due to the repayments of the revolving line of credit and amortizing term mortgage discussed below under “Liquidity and Capital Resources—Credit Facilities”, and (iii) an increase in interest income.

Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$(1,499)	$(6,425)	$4,926	(77)%

We recorded a provision for income taxes of $1.5 million during the nine months ended September 30, 2025 compared to a provision for income taxes of $6.4 million for the same period in 2024.
Our effective income tax rate was (11.7)% and (277.2)% during the nine months ended September 30, 2025 and 2024, respectively. The effective income tax rate differs from the statutory rate in 2025 and 2024 primarily due to non-deductible stock-based compensation.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through our cash flow from operations, sales of our equity securities and borrowings under our credit facilities. As of September 30, 2025, we had $61.5 million in cash and cash equivalents, with no outstanding indebtedness and a $7.5 million letter of credit outstanding.
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
CASH FLOWS
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$17,887	$16,475
Net cash used in investing activities	(2,757)	(6,699)
Net cash used in financing activities	(1,583)	(21,180)
Net increase (decrease) in cash and cash equivalents and restricted cash	$13,547	$(11,404)

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities was $17.9 million for the nine months ended September 30, 2025 compared to $16.5 million for the same period in 2024, primarily due to (i) an increase in interchange revenue driven by the increased adoption and spend captured from members using the Expensify Card, and (ii) a decrease in SmartScan costs. This increase was partially offset by (i) a decrease in subscription revenue, (ii) an increase in marketing and advertising spend related to our title sponsorship of F1® The Movie, which was released in theaters in June 2025, and (iii) an increase in settlement losses, net of recoveries.

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities was $2.8 million for the nine months ended September 30, 2025, primarily consisting of software development costs.
Net cash used in investing activities decreased for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to a decrease in employee and external contributor software development costs.
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used in financing activities was $1.6 million for the nine months ended September 30, 2025, primarily consisting of the repurchase and retirement of common stock, partially offset by proceeds from common stock purchased under the 2021 Stock Purchase and Matching Plan (the "Matching Plan").
During the nine months ended September 30, 2024, net cash used for financing activities primarily consisted of (i) the repayment of the revolving line of credit and the amortizing term mortgage, and (ii) the repurchase and retirement of common stock. This was partially offset by proceeds from common stock purchased under the Matching Plan.
SHARE REPURCHASE PROGRAM
On May 10, 2022, the Executive Committee of the Board of Directors (the "Executive Committee") approved a share repurchase program with authorization to purchase up to $50.0 million of shares of Class A common stock ("2022 Share Repurchase Program"). The 2022 Share Repurchase Program authorized us to repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in accordance with applicable securities laws and other restrictions. The 2022 Share Repurchase Program, which would have expired in March 2025, was replaced with the 2025 Share Repurchase Program described below.
On February 25, 2025, the Executive Committee approved a new share repurchase program with authorization to purchase up to $50.0 million of shares of Class A common stock that expires on March 31, 2028 ("2025 Share Repurchase Program"). Under the 2025 Share Repurchase Program, we may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The actual timing and total amount of future repurchases are subject to business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of our current and future debt agreements and other considerations. The 2025 Share Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, and the program may be suspended or terminated at any time by us at any time at our discretion without prior notice.
As of September 30, 2025, we had $44.0 million remaining under the 2025 Share Repurchase Program, not including amounts used for net share settlement of vested equity incentive awards. See Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

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
In April 2024, we entered into an irrevocable standby letter of credit (the "Letter of Credit") issued under the 2024 Amended Loan and Security Agreement to reduce cash collateral requirements in connection with the Updated Card Program. The Letter of Credit was issued in the amount of $1.0 million for the benefit of Bancorp. The Letter of Credit was renewed on February 28, 2025 and expires on March 20, 2026. On April 16, 2025, we entered into an amendment to the irrevocable standby letter of credit to increase the Letter of Credit to $7.5 million. No amounts had been drawn on the Letter of Credit as of September 30, 2025.
In May 2024, we entered into a First Amendment to the 2024 Amended Loan and Security Agreement, which amended the covenant restricting the amount of repurchases of common stock to allow for certain additional repurchase activity and provided a waiver for our non-compliance during prior periods with the previous version of such covenant.
On July 10, 2024, the then-outstanding balance of $15.0 million and an immaterial amount of accrued interest on the revolving line of credit were repaid in full.
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
On July 1, 2025, we terminated the revolving credit facility under our 2024 Amended Loan and Security Agreement. At the time of such termination, we had no borrowings under the revolving line of credit, and certain terms, including collateral security, survived the termination with respect to outstanding Contingent Obligations (as defined in the 2024 Amended Loan and Security Agreement) arising from Bank Services (as defined in the 2024 Amended Loan and Security Agreement). The Letter of Credit, which had no amounts drawn, also remained outstanding. We incurred no penalties as a result of the termination of the revolving credit facility.

Letter of Credit Security Agreement
On October 9, 2025, we entered into a Letter of Credit Facility and Security Agreement (the “LOC Security Agreement”) with CIBC. Following the termination of the revolving credit facility under the 2024 Amended Loan and Security Agreement on July 1, 2025, certain terms of the agreement survived the termination, including collateral security, and the Letter of Credit originally issued under the 2024 Amended Loan and Security Agreement remained outstanding. The LOC Security Agreement, among other things, provides for the issuance of additional irrevocable standby letters of credit, governs the terms of the Letter of Credit, and grants to CIBC, for the ratable benefit of the lenders, a security interest in substantially all of our assets, and replaces the 2024 Amended Loan and Security Agreement with respect to the Contingent Obligations. Under the LOC Security Agreement, the Letter of Credit remained at $7.5 million with an expiration date of March 20, 2026 under the LOC Security Agreement. No amounts had been drawn on the Letter of Credit as of October 9, 2025.
Certain Covenants
As of October 9, 2025, we are subject to customary covenants under the LOC Security Agreement which, unless waived by CIBC, restrict our and our subsidiaries’ ability to, among other things, incur certain additional indebtedness, create or incur certain liens, permit a change of control, sell or transfer assets, pay dividends or make distributions, subject to certain exceptions.
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
The following table sets forth the average number of paid members for each of the periods presented (in thousands):

Three Months Ended	Paid members
September 30, 2025	642
September 30, 2024	684

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
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net loss excluding provision for income taxes, other (income) expenses, net, depreciation and amortization and stock-based compensation expense. We define adjusted EBITDA margin as adjusted EBITDA divided by total revenue for the same period. We are focused on profitable growth and we consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses that are not indicative of the core operating performance of our business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Adjusted EBITDA	$6,503	$9,676	$13,557	$26,982
Adjusted EBITDA margin	19%	27%	13%	26%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Non-GAAP net income	$4,348	$5,432	$7,308	$14,792
Non-GAAP net income margin	12%	15%	7%	14%

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
Free Cash Flow and Free Cash Flow Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Free cash flow	$1,228	$6,679	$16,643	$17,589
Free cash flow margin	4%	19%	16%	17%

Reconciliations of Non-GAAP Financial Measures
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Net loss	$(2,315)	$(2,198)	$(14,272)	$(8,743)
Net loss margin	(7)%	(6)%	(13)%	(9)%
Add:
Provision for income taxes	154	2,667	1,499	6,425
Other (income) expenses, net	(96)	(181)	(1,309)	1,033
Depreciation and amortization	2,097	1,758	6,059	4,732
Stock-based compensation expense	6,663	7,630	21,580	23,535
Adjusted EBITDA	$6,503	$9,676	$13,557	$26,982
Adjusted EBITDA margin	19%	27%	13%	26%

Non-GAAP Net Income and Non-GAAP Net Income Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Net loss	$(2,315)	$(2,198)	$(14,272)	$(8,743)
Net loss margin	(7)%	(6)%	(13)%	(9)%
Add:
Stock-based compensation expense	6,663	7,630	21,580	23,535
Non-GAAP net income	$4,348	$5,432	$7,308	$14,792
Non-GAAP net income margin	12%	15%	7%	14%

Free Cash Flow and Free Cash Flow Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Net cash provided by operating activities	$4,166	$3,687	$17,887	$16,475
Operating cash flow margin	12%	10%	17%	16%
(Increase) decrease in changes in assets and liabilities:
Settlement assets, net	(3,708)	5,326	7,906	13,202
Settlement liabilities	1,855	(502)	(6,393)	(5,389)
Less:
Purchases of property and equipment	—	—	(17)	—
Software development costs	(1,085)	(1,832)	(2,740)	(6,699)
Free cash flow	$1,228	$6,679	$16,643	$17,589
Free cash flow margin	4%	19%	16%	17%

Contractual Obligations and Commitments
As of September 30, 2025, there have been no material changes in our contractual obligations and commitments as disclosed in our 2024 Annual Report. As discussed elsewhere in this Quarterly Report on Form 10-Q, on July 1, 2025, we terminated our 2024 Amended Loan and Security Agreement.

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

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
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
On December 18, 2024, a shareholder derivative lawsuit was filed in the United States District Court for the District of Oregon captioned Da Silva v. Barrett, et al., Case No. 3:24-cv-02095 (the “Da Silva Action” and with the O’Halloran Action, the “Derivative Action”), purportedly on our behalf against the Derivative Defendants and asserting substantively the same claims as those asserted in the O’Halloran Action. On January 2, 2025, the parties to the Derivative Action filed a stipulation to consolidate the O’Halloran and Da Silva Actions and apply the stay entered in the O’Halloran Action to the Derivative Action. On February 10, 2025, the Court consolidated the O’Halloran and Da Silva Actions and applied the existing stay to the consolidated action under the caption In re Expensify, Inc. Derivative Litigation, Case No. 3:24-cv-00775-SI. On September 30, 2025, the Court granted the parties’ stipulation to continue the stay of the Derivative Action until final resolution of the Putative Class Action. The Derivative Defendants deny the allegations of wrongdoing and will continue to vigorously defend against the claims in the Derivative Action.
On July 23, 2025 a shareholder derivative lawsuit was filed in the United States District Court for the District of Oregon captioned Choi v. Barrett, et al., Case No. 3:25-cv-1300 (the “Choi Action”), purportedly on our behalf against the Derivative Defendants and asserting substantively the same claims as those asserted in the O’Halloran Action. On October 20, 2025, the Court granted the parties’ stipulation to stay the Choi Action pending final resolution of the Putative Class Action. The Derivative Defendants deny the allegations of wrongdoing and will continue to vigorously defend against the claims in the Derivative Action.

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
The following table sets forth information regarding our purchases of shares of Class A common stock during the three months ended September 30, 2025.

	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program(1)
July 1 - 31, 2025	—	$—	—	$47,000,006
August 1 - 31, 2025	644,739	$1.84	644,739	$45,814,194
September 1 - 30, 2025	935,024	$1.94	935,024	$44,000,006
Three months ended September 30, 2025	1,579,763		1,579,763
(1)On February 27, 2025, we announced the approval of a share repurchase program with authorization to purchase up to $50.0 million of our Class A common stock at management’s discretion that expires on March 31, 2028, does not obligate us to repurchase any specific number of shares and may be modified, suspended or terminated at any time at our discretion. As of September 30, 2025, we had $44.0 million remaining under the share repurchase authorization.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference

Exhibit No.	Name	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-41043	3.1	November 8, 2024

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-41043	3.2	November 15, 2021

10.1	Letter of Credit Security Agreement, dated as of October 9, 2025, by and among the Company, the Lenders party thereto, and the Canadian Imperial Bank of Commerce.	8-K	001-41043	10.1	October 15, 2025

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

EXPENSIFY, INC.

Date: November 6, 2025	By:	/s/ David Barrett
David Barrett
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Ryan Schaffer
Ryan Schaffer
Chief Financial Officer
(Principal Financial Officer)