Form 10-K
period 2025-12-31
Expensify, Inc.
filed 2026-02-26
CIK 1476840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
The aggregate market value of the registrant's Class A common stock, par value $0.0001 per share, held by non-affiliates of the registrant was approximately $173 million as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, computed based on the closing sale price of the Class A common stock on the Nasdaq Stock Market LLC on such date.
As of February 23, 2026, there were approximately 80,888,459 shares of the registrant's Class A common stock outstanding, 4,209,827 shares of the registrant's LT10 common stock outstanding, and 8,009,643 shares of the registrant's LT50 common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of this Annual Report on Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2026. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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
•the impact of tariffs and global trade disruptions on us, our customers and our vendors, including the impact on inflation, supply chains and consumer sentiment; and
•the other risks and uncertainties under Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations, estimates, forecasts and projections about future events and trends that we believe may affect our business, results of operations, financial condition and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

Risk Factor Summary
Our business is subject to a number of risks and uncertainties of which you should be aware. These risks are more fully described in Part I, Item 1A “Risk Factors”. These risks include, among others, the following:
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
•The multiple class structure of our common stock and the ownership of substantially all of our LT10 and LT50 common stock by holders through a trust agreement (the “Voting Trust”) have the effect of concentrating voting control with the Voting Trust for the foreseeable future, which will limit your ability to influence corporate matters, including a change in control. We are controlled by the Voting Trust, whose interests may differ from those of our public stockholders. Our amended and restated certificate of incorporation also delegates significant authority to our Executive Committee of our Board of Directors (the “Executive Committee”).
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

Part I.
Item 1. Business
OVERVIEW
Expensify is a leading cloud-based expense management software platform that helps the smallest to the largest businesses simplify the way they manage money. Every day, people from all walks of life in organizations around the world use Expensify to scan and reimburse receipts from flights, hotels, coffee shops, office supplies and ride shares. Since our founding in 2008, we have added over 15 million members to our community, and processed and automated over 1.8 billion expense transactions on our platform as of December 31, 2025, freeing people to spend less time managing expenses and more time doing the things they love. For the quarter ended December 31, 2025, an average of 650,000 paid members across an average of 39,700 companies and over 200 countries and territories used Expensify to make money easy.
Small and medium-sized businesses (“SMBs”) are the cornerstone of the global economy, making up almost all businesses and the majority of employment in Organisation for Economic Co-operation and Development (“OECD”) member countries. Despite their significance to the global economy, the vast majority of SMBs still rely on manual, inefficient processes to manage the critical back office functions that power their businesses every day. Expense management, which refers to the collection, processing, auditing and reimbursement of employee expenses, is one of the last great holdouts of paper-based back office processes, with employees stuffing actual physical receipts into an envelope and handing it to their accountant. As SMBs seek to modernize back office functions like expense management to better compete in today’s digital economy, we believe they will look for comprehensive technologies that are easy to discover, implement, purchase, manage and use. At the same time, individual employees are becoming a powerful source of change as they increasingly expect to bring their own choice of technology into the workplace.
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
•Easy to manage. Unlike large enterprises, which often prefer multiple, customized point solutions for specialized business processes, SMBs prefer a single, comprehensive platform from one provider that can solve multiple pain points.
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
•Easy to set up. We designed our platform to be easily implemented and configured without the need to speak with a sales person. Any employee can download our free application from mobile app stores or sign up on the website, create an account and start submitting expenses within minutes. When an expense report is submitted, the manager who receives it also automatically becomes a member. Concierge, our proprietary customer support engine powered by artificial intelligence (“AI”), helps new members set up an account, connect teammates, assign company policies and immediately sync Expensify with existing accounting, HR and travel systems. We believe that making our platform easily accessible, simple to set up and easily configurable attracts more members to download and try Expensify.
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
Our Business Model
Our platform strategy enables a viral bottom-up business model that is capital efficient and extremely scalable. Anyone can easily download our mobile application or go to our website to sign up for free on their own, and later upgrade to a paid subscription for advanced features. The adoption of Expensify within an organization often starts with the individual employee, who downloads our mobile application or signs up on our website for free and uses it to easily submit expenses to their manager with a few taps. After the employee realizes the benefits of our platform, they become a champion of Expensify and often spread it internally to other employees. With multiple employees using Expensify and valuable features simplifying the manager’s job, the decision maker purchases a subscription to Expensify and becomes a paying customer with a few members. Our usage within an organization expands further as the company adds members and adopts new features such as the Expensify Visa® Commercial Card (“Expensify Card”), Expensify Travel or Bill Pay.
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

Our business subscriptions can be used by teams, organizations, and companies on one of our paid plans, which include our Collect and Control plans, following a free trial. We bill customers on Collect and Control plans at the start of each month based on the number of policy members who were active in the previous month. Each customer has either a “pay per use” plan in which they are billed a flat rate for each active member, or an “annual” plan where they commit to a minimum number of monthly seats in exchange for a discount. Collect and Control customers can access additional discounts if they spend on the Expensify Card:
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
•Promote Expensify’s culture and values. We believe that consumers are more likely to both use and recommend products from brands they admire. By consistently acting on and vocally promoting our values, we have the ability to both drive positive change and create brand awareness that can add to the virality of our platform. We believe our company code of ethics and conduct demonstrates our culture and values, including our adherence to Environmental, Social, and Governance (“ESG”) principles;
•Continue to strengthen our market consensus. We have worked hard to establish and maintain Expensify as a dominant expense management platform for SMBs. We leverage a variety of targeted marketing strategies that involve industry conferences, industry influencers, partner marketing and more with the goal of achieving market consensus that Expensify is the premier, industry standard expense management platform. This is essential to our viral and word-of-mouth business model. We plan to reinforce the market consensus surrounding our platform, as well as expand on these strategies across new feature verticals and markets;
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

•Cashback. Our standard cashback terms dictate that companies with settled spend in the United States (“U.S.”) over $250,000 per month on their Expensify Cards under the Updated Card Program (defined below) receive 2% cashback for all U.S. purchases or 1% for all U.S. purchases if monthly settled spend in the U.S. is under $250,000.
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
Substantially all Expensify Card cardholders as of December 31, 2025 are under our updated program (the “Updated Card Program”), which launched in February 2024. The Updated Card Program operates under an agreement with the issuing bank, The Bancorp Bank, N.A. (“Bancorp”), to issue Expensify Cards to customers and authorize and settle transactions on the Visa card network. An immaterial number of cardholders continue to operate within our previous card program, which operates pursuant to an agreement with the payment processor Marqeta, Inc.
See Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional details on revenue and expense impacts from the Expensify Card program transition.
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
Our Compliance and Data Security
We are PCI-DSS Level 1, SOC1 Type II, and SOC2 Type II compliant, with external parties performing “grey box” testing. We are integrated with most major banks in the United States, and we process billions of dollars in expense reimbursements every year and are audited periodically by our processing bank. We take privacy and data security seriously and design our systems and processes based on applicable domestic and international data privacy regulations, which sometimes change faster than the wind.
Our Data
As of December 31, 2025, we have processed over 1.8 billion expense transactions for our customers. These expenses span across employees from all functions and layers in organizations of all sizes, industries and geographies. To process these expenses, our platform runs on our proprietary distributed and fully replicated technology architecture that is built to process many multiples of our current transaction volume. We also designed our platform to be deeply integrated and connected with a broad suite of back office systems, consumer applications and banking technology infrastructures that our customers use every day. The combination of the scale and diversity of the expenses we process, the breadth and depth of our integrations and the scalability of our infrastructure has enabled us to build a massive data asset that continually enhances the value of our platform.
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
Our Culture, Employees and Human Capital
At Expensify, our culture is deeply embedded in everything we do. We strive to create an inclusive and collaborative workplace that prioritizes and fosters the long-term happiness of our employees. We operate with a relatively flat, generalist organizational structure, where everybody is encouraged to participate in the discussions and contribute to the decisions they choose to. Our culture is centered on the belief that a life well lived is one that enables you to achieve the following three goals, which we all work towards with a long-term mindset:
•Live Rich. This means we want to have ample means, and the time to enjoy it. We want to participate in a fundamentally just society — both inside and outside our own walls. We want to have a “comfortable baseline,” where on a dull, ordinary day we wake up refreshed and excited to take on the day’s challenges, and go to bed each night fully satisfied in life well lived and a job well done.
•Have Fun. Sometimes, we want to do stuff that is awesome just for the sake of awesomeness. Not too often, but often enough to remind ourselves that we are living life to its fullest, and enabling others to do the same. For example, we aim to bring the whole company to U.S. and international locations from time to time to collaborate in person, build friendships with their colleagues, broaden their perspective and have a great time. These trips are productivity powerhouses that have resulted in some of our most impressive platform developments to date.
•Save The World. We like the phrasing of this goal precisely because it is bombastic. We want to play an active role in unwinding the issues that have prevented so many from living rich. We believe that even a small team with limited resources, given enough time and focus, can move the world. This is why we started Expensify.org, to “create a just and generous world”, and we are all wholly committed to its mission.
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
We believe that our unique culture and our employees’ happiness and long-term commitment to Expensify is a critical component of our success. As of December 31, 2025 we had 117 full-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements.

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
Concierge is also supported with generative AI trained on how to use Expensify. All customer inquiries are screened to see if they can be answered from our help documentation. If they can be, Concierge will automatically respond with an answer formulated by generative AI using the help documentation as its source. The majority of initial inquiries are able to be answered automatically by Concierge without escalation.
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
Success Coaches are full-time employees who primarily serve in both account management and product management roles. The majority of Success Coach time is spent doing traditional account management tasks and performing “supervised training” of the Concierge AI in response to edge case conversations escalated from Second Responders. The remainder of Success Coach time is spent on traditional product management activity (i.e., writing product proposals, engaging with the product development team, testing new functionality, updating documentation). We believe that by keeping our product managers involved with the customers we design and develop features that customers like to use — supporting our product-led growth.
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
As of December 31, 2025, we had 22 trademark registrations in the United States, covering EXPENSIFY, Expensify “E” Logo, EXPENSIFY THIS, EXPENSIFY PAYMENTS, YOU WEREN’T BORN TO DO EXPENSES, SMARTSCAN CONCIERGE, SWIPE TO WIN, EASY MONEY, EXPENSIFY IS EASY MONEY, LAT TALKS, LAT* TALKS, LONG ASS TABLE TALKS, EXPENSICON, KARMA POINTS, CORPORATE KARMA, and PERSONAL KARMA. AT THE SPEED OF CHAT and TRAVEL AND EXPENSE AT THE SPEED OF CHAT have been allowed, after examination by the United States Patent and Trademark Office. We also had approximately 135 trademark registrations (including international registrations) and approximately 8 pending applications in certain foreign jurisdictions, including Canada, Australia, New Zealand, Benelux, The Cayman islands and United Arab Emirates. We will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective. We also own several domain names, including www.expensify.com, use.expensiffy.com, www.expensify.org, and new.expensify.com.
As of December 31, 2025, we had 31 issued patents and 12 pending patent applications in the United States. Our issued patents expire between August 2028 and September 2042. We have 2 pending applications in each of Europe, Australia and Canada, and 1 pending application in the Patent Cooperation Treaty. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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
For additional information about our intellectual property and associated risks, see Part I, Item 1A “Risk Factors".

Government Regulation
Our business activities are subject to various federal, state, local and foreign laws, rules and regulations. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer and data protection and taxes, could have a material impact on our business in subsequent periods. For more information on the potential impacts of government regulations affecting our business, see Part I, Item 1A “Risk Factors".
Corporate Information
We were incorporated on April 29, 2009 as Expensify, Inc., a Delaware corporation. Our principal executive offices are located at 88 Kearny St, Ste 1600, San Francisco, California 94108.
Available Information
Our website address is www.expensify.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K. The U.S. Securities and Exchange Commission (“SEC”) maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are also available free of charge on our investor relations website, www.investors.expensify.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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
•our ability to grow or maintain our gross logo retention rate and net seat retention rate (each as described in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations”), expand usage within organizations, retain and increase sales to existing customers and attract new members and customers;
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
•health crises or other conditions that impact travel and business spending; and
•general economic and market conditions in either domestic or international markets, including geopolitical uncertainty and instability and their effects on software spending.
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
•grow or maintain current levels of interchange revenue and/or fees generated through transaction-based features;
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
•the impact of any future pandemic, epidemic or other public health crisis on our business;
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
A majority of our subscriptions are driven by bottom-up adoption related to our expense management feature. Although we have added, and expect to continue to add, new features to expand our offerings, and all of our features are accessible under a single subscription, at least in the near term, we expect our expense management feature to continue to drive the majority of our subscriptions. As a result, market acceptance of our expense management feature is critical to our success. Demand for our expense management feature, as well as our other features, is affected by a number of factors, many of which are beyond our control, such as the adoption of our features by new and existing customers; the timing of development and release of upgraded or new features on our platform; products and services introduced or upgraded by our competitors or partners; our ability to determine optimal pricing for our platform, including in international markets; pricing offered by our competitors; technological change; and growth or contraction in our addressable market. We cannot guarantee any price increases we may choose to implement in the future will not adversely affect our business. If we are unable to meet customer demand for our expense management feature; do not price our subscriptions optimally or make changes to our subscription or pricing models that are not accepted by the market; or fail to convert members of our free expense management feature or trial subscriptions to paying subscribers, our business, results of operations, financial condition and growth prospects will suffer.
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

For example, we have been migrating users onto New Expensify, our open-source financial group chat, which we have been developing since 2021, but there can be no guarantee that it will meet customer needs, gain member traction or generate revenue sufficient to offset the costs of development, which could harm our business.
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
Our business depends on the economic health of our current and prospective customers and the overall state of the economy. Declining levels of economic activity may lead to declines or delays in business spending, declines in the number of paid monthly members of our platform and fewer transactions for which our platform may be used, which may result in decreased revenue for us. Uncertain and adverse economic conditions may cause customers to change their company policies to limit expense reimbursement and have led to increased requests for, and may lead to, increased refunds and chargebacks. Additionally, economic uncertainty and negative economic pressures may cause prospective or existing customers to defer investment or expansion in their business, and they may become more price-sensitive and perceive our platform as too costly. As of December 31, 2025, businesses with fewer than 1,000 employees accounted for approximately 95% of our customers by revenue, and we focus our product, marketing and sales efforts on these businesses, including SMBs. These customers may be more susceptible to general economic conditions than larger businesses, which may have greater liquidity and access to capital. Our competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering their prices and attempting to lure away our customers. Many of our larger competitors currently focus their product offerings on larger customers who may be less susceptible to general economic conditions. As a result, our larger competitors may be better positioned than we are to increase their market share with businesses of all sizes. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our platform offerings. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations and financial condition could be materially and adversely affected.
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
The regulatory environment in which we conduct our business is extensive and complex. The local, state, and federal laws, rules, regulations, licensing and other authorization schemes, and industry standards that govern our business, including our payment services, include, or may in the future include, those relating to banking, invoicing, cross-border and domestic money transmission, foreign exchange, payments services (such as payment processing and settlement services), anti-money laundering, combating terrorist financing, escheatment, U.S. and international sanctions regimes, and compliance with the Payment Card Industry Data Security Standard (“PCI-DSS”), a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data.
These laws, rules, regulations, licensing and other authorization schemes, and industry standards are administered and enforced by multiple authorities and governing bodies in the United States, including but not limited to the U.S. Department of the Treasury, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, Office of Foreign Assets Control, self-regulatory organizations, and numerous state and local governmental and regulatory authorities. These various authorities and governing bodies may enact conflicting laws or regulations that are complex and may change frequently. Responding to such conflicting, complex or changing rules and regulations entails inherent costs, and any actual or perceived failure to comply with existing or new laws and regulations, or orders of any governmental authority, including changes to or expansion of their interpretations, may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, restrictions and expulsion from card acceptance programs, enforcement actions in one or more jurisdictions, result in additional compliance and licensure requirements, and increased regulatory scrutiny of our business. In addition, we may be forced to restrict or change our operations or business practices, make product changes, or delay planned product launches or improvements. Any of the foregoing could materially adversely affect our brand, reputation, business, results of operations, and financial condition.
Expensify Payments LLC (“Expensify Payments”) is a licensed money transmitter (or its equivalent) in most U.S. states and territories. As a licensed money transmitter, Expensify Payments, its ultimate beneficial owners, and its control persons are subject to a range of restrictions and ongoing compliance obligations under the money transmitter statutes (or their equivalent) administered by the banking departments (or their equivalent) of the various U.S. states and territories where it is licensed, including requirements with respect to the investment of customer funds, financial recordkeeping and reporting, reconciliation of customer funds, bonding, minimum capital, minimum net worth, disclosure, and inspection by regulatory authorities concerning various aspects of its business. In a number of cases, evaluation of our compliance efforts, as well as questions of whether and to what extent our activities in connection with the provision of certain products and services (both current and historical) are considered money transmission, are matters of regulatory interpretation and could change over time. In the past, regulators have identified violations or alleged violations by us of certain statutory and regulatory requirements, and we have been subject to fines and other penalties by state regulatory authorities due to their interpretation and application of their respective state money transmitter regime to our activities. As a result of the laws and regulations applicable to us and our business, we are and could in the future be subject to investigations, inspections, examinations, and supervision, and resulting liability, including governmental fines, restrictions on our business, or other similar enforcement actions, and we could be forced to cease conducting certain aspects of our business with residents of certain jurisdictions, be forced to change our business practices in certain jurisdictions, or be required to obtain additional licenses, regulatory approvals, or other similar authorizations. We cannot make any assurances that we will be able to obtain or maintain any such licenses, regulatory approvals, and other similar authorizations, and there could be substantial costs and potential product changes involved in obtaining and maintaining any such licenses, approvals, or other similar authorizations, which could have a material adverse effect on our business. In addition, there are substantial costs and potential product changes involved in maintaining and renewing any licenses, regulatory approvals, and other similar authorizations, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, net worth, corporate governance, or other requirements applicable to us, including those required in connection with maintaining such licenses, approvals, or authorizations. These factors could impose substantial additional costs on us, involve considerable delay to the development or provision of our products or services to our customers, require significant and costly operational changes, or prevent us from providing our products or services in any given market.
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
Our success depends largely upon the continued services of our key executive officers and employees, including our founder and CEO, David Barrett. We also rely on our leadership team in the areas of research and development, marketing, sales, services and general and administrative functions, and on mission-critical individual contributors in research and development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or both of our executive officers or other key employees could have a serious adverse effect on our business.
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
On February 25, 2025, the Executive Committee of our Board of Directors (the “Executive Committee”) authorized a share repurchase program to repurchase up to $50 million of our outstanding Class A common stock, which replaced the Company's share repurchase program that was approved in 2022. Although the Executive Committee has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing, manner, price and total amount of future repurchases will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of loan agreements and other considerations. The share repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents and marketable securities.
We rely on a single third-party vendor, issuing bank and card network for our Expensify Card, and if we lose any of these services, our business, results of operations, financial condition and growth prospects could be harmed.
The Expensify Card is an important element of our growth strategy, and we believe that, over time, the Expensify Card will be a prominent corporate card solution for SMBs in our core markets. For our previous card program (the “Legacy Card Program”), launched in 2020, we rely on a single third-party vendor, Marqeta, for the Expensify Card, who also manages the relationship with the card's issuing bank, Sutton Bank, and the card network, Visa. In the annual period ended December 31, 2025, consideration from this vendor representing monetized Expensify Card activities reduced our cost of revenue by an immaterial amount. In the annual period ended December 31, 2024, consideration from this vendor representing monetized Expensify Card activities reduced our cost of revenue by $7.2 million. Our agreement with Marqeta initially had a three year term that was renewed in June 2022 and now automatically renews annually thereafter unless either party provides 90 days’ notice prior to renewal.
Under our updated card program (the “Updated Card Program”), which launched in February 2024 and covers substantially all cardholders, we rely on Marqeta as the payment processor, Bancorp as the card’s issuing bank, and Visa as the card network. In the annual periods ended December 31, 2025 and 2024, interchange revenue earned under the Updated Card Program was $21.3 million and $9.2 million, respectively. Under the Updated Card Program, our agreement with Marqeta has an initial term of approximately four years, and will automatically renew annually thereafter. Our agreement with Bancorp has an initial five year term, and will automatically renew annually thereafter.
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

We rely on a single third-party vendor and travel management company (“TMC”) for Expensify Travel, and if we lose any of these services, our business, results of operations, financial condition and growth prospects could be harmed.
Expensify Travel is an important element of our growth strategy, and we believe that, over time, Expensify Travel will be a prominent travel booking solution for SMBs in our core markets. We rely on a single third-party vendor, Spotnana, for Expensify Travel who manages the booking platform and interfaces with the TMC, Solutions Travel, LLC, to complete bookings. Our agreement with the TMC has a three year term that automatically renews annually thereafter unless either party provides 30 days' notice prior to renewal.
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
We and our third-party providers are exposed to cybersecurity risks and incidents that may damage our reputation and brand, cause material financial penalties, and result in legal liability, any of which could substantially harm our business, financial condition, and results of operations.
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
We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT Systems and Confidential Information, through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products, or services. Attacks upon information technology systems are increasing, and expected to continue increasing, in their frequency, levels of persistence, sophistication and intensity – including through the use of artificial intelligence – and are being conducted by diverse threat actors including sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems, including tools that circumvent security controls, evade detection, and remove forensic evidence, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also be subject to vulnerabilities or experience security incidents that may remain undetected for an extended period as attacks may circumvent security controls, evade detection, and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information, or business.
There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Because we make extensive use of third party suppliers and service providers, successful cyberattacks that disrupt or result in unauthorized access to third party IT Systems can materially impact our operations and financial results. Additionally, many of our employees and service providers work remotely. As a result, we may be more vulnerable to cybersecurity-related events such as phishing attacks and other security challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Many companies that provide cloud based services have reported a significant increase in cyberattack activity since the beginning of the COVID-19 pandemic and related increase in remote work. Additionally, any integration of artificial intelligence in our or any service providers' operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.
We and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any adverse impact to the availability, integrity, or confidentiality of our IT Systems or Confidential Information can result in intentional or accidental unauthorized access to our IT Systems or our customers’ or partners’ sites, networks, systems and accounts; unauthorized access to, and misappropriation or disclosure of Confidential Information; viruses, worms, spyware, ransomware, or other malware being served from our platform, mobile application, networks, or systems, including as a result of supply chain attacks; deletion or modification of content or the display of unauthorized content on our platform; interruption, disruption, or malfunction of operations; costs relating to incident response, system restoration or remediation, future compliance, deployment of additional personnel and protection technologies, and response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or risk of loss, litigation or proceedings (such as class actions), regulatory action, fines and penalties, and other potential liabilities. If any of these adverse impacts should occur, we cannot guarantee data loss can be prevented. Additionally, if any adverse impacts occur, our reputation and brand could be damaged, our business may suffer, and we could be required to expend significant capital and other resources to alleviate problems caused by such breaches. Actual or anticipated cyber security attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Any computer malware, viruses, computer hacking, fraudulent use attempts, phishing attacks, or other data security incidents among other things, could harm our reputation and our ability to retain existing customers and attract new customers. Any or all of the foregoing could materially adversely affect our business, results of operations and financial condition.
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
We may also review or revise our software architecture as we grow, which may require significant resources and investments. For example, we have been migrating users onto New Expensify, an open-source financial group chat optimized for financial conversations that we have been developing since 2021, but there can be no assurance that this initiative will achieve customer acceptance or that we will realize the anticipated return on our investment.
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
For example we use AI Technologies to optimize our internal processes, including, but not limited to, analyzing and processing receipts, bills, and invoices, responding to customer support requests, and drafting personalized marketing communications.
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
In particular, if the models underlying our AI Technologies are: incorrectly implemented; reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats, data privacy concerns, or material performance issues, the performance of our products, services and business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

We use third-party AI Technologies and infrastructure which may pose operational and data security risks.
We use AI Technologies licensed from third parties, such as OpenAI and Anthropic, in our technologies and our ability to continue to use such technologies at the scale we need may be dependent on access to such specific third parties' software and infrastructure. While we believe that there are alternative third-party AI Technologies which would be suitable, we cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business will be harmed. In addition, to the extent any third-party AI Technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.
Additionally, our reliance on third-party AI Technologies, such as those licensed from OpenAI and Anthropic, involves certain data privacy and security risks. While we generally seek to obtain contractual commitments from the applicable providers that prohibit the use of our data to train or refine their AI models, we may not be able to implement technical measures to prevent such providers from doing so in contravention to their contractual obligations. For more information on data privacy and security risks, see the risk factor “We receive, process, store and use business and personal data, which subjects us to governmental regulation and other legal obligations related to data privacy, protection and security, and our actual or perceived failure to comply with such obligations could harm our business and expose us to liability.”
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
The regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have enacted or are currently considering laws and regulations governing AI. Additionally, existing laws and regulations may be interpreted or enforced in ways that would affect the operation of our AI Technologies, or could be rescinded or amended as new administrations take differing approaches to evolving AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot predict the impact future laws, regulations, or standards, or the market perception of their requirements, may have on our business or how we will respond to these laws or regulations.
Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies have been enacted in China and either entered into force in the United States and the EU in 2024 and 2025 or are expected to enter into force in 2026.
In the United States, legislation related to the use of automated decision making has been introduced at the federal level and enacted or proposed at the state level as well. Some enacted or proposed frameworks include requirements focused on transparency, risk-management and accountability for AI

Technologies, while others focus on high-risk uses of AI, the use of automated decision-making technology or companies that are developers or deployers of AI Technologies. For example, the California Privacy Protection Agency finalized regulations under the California Consumer Privacy Act regarding the use of automated decision making. Numerous other states have enacted, passed, or are considering AI-focused legislation, creating a patchwork of regulations and a complex compliance challenge. Furthermore, the Trump administration’s approach to investment in and regulation of AI Technologies has and is expected to continue to deviate from that of the previous administration and we will need to adapt to any changes that may result from such approach, including as the result of new or changing executive orders. These new regulations and any subsequent laws or regulations may present additional complexity and risk to our business, particularly but not limited to where these laws overlap with privacy laws designed to protect individuals.
Any or all of the foregoing regulatory developments could affect our use of AI and our ability to provide, improve or commercialize our services, require changes to our operations and processes, and materially adversely affect our business, results of operations, and financial condition. Further, any failure or perceived failure by us to comply with existing or newly enacted laws, regulations and other requirements relating to AI Technologies could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions.
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
It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition, antitrust, data privacy and consumer protection laws, may be interpreted or enforced in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses could adversely affect our business, financial condition and results of operations. In addition, if we fail or are perceived to fail to comply with these laws and regulations, we may face lawsuits (including class actions), investigations, enforcement actions, negative reputational impacts, and other penalties that materially impact our business.

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
We believe that a critical component of our success has been our culture, which is deeply embedded in everything we do. Our culture is centered on a belief that a life well lived is one that enables you to achieve the following three goals: Live Rich, Have Fun and Save the World. We have invested substantial time and resources in building our team with an emphasis on collaboration and innovation and promoting success for both our customers and our employees. We invest in our culture to create fun, inclusive and memorable experiences for our employees, including certain employee travel to company-wide meetings in the U.S. and abroad from time to time. As we continue to grow and develop the infrastructure associated with being a public company, we will need to maintain our culture among a larger number of employees dispersed in various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel.
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
Our revenue generated from customers outside the United States was $12.5 million (9% of our revenue) and $12.4 million (9% of our revenue) for the annual periods ended December 31, 2025 and 2024, respectively. Our core geographies are the United States, the United Kingdom, Canada and Australia. In the future, we may pursue expansion of our international operations. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. In addition, we face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
Our wholly owned subsidiary, Expensify Payments LLC, is registered as a “Money Services Business” with the U.S. Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”), and subject to regulatory oversight and enforcement by FinCEN under the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (“BSA”). Among other things, the BSA requires money services businesses to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity and maintain transaction records. The BSA prohibits, among other things, our involvement in transferring the proceeds of criminal activities. Regulators in the United States and globally may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor international and domestic transactions. In addition, we are contemplating offering certain products in the future that may require us to obtain licenses to operate as a money transmitter (or its equivalent) in various states and territories where such licenses are required. We have already obtained such licenses in most states. If we are unable to obtain a license to operate as a money transmitter, our ability to grow certain of our services may be limited. As a licensed money transmitter, we would be subject to obligations and restrictions with respect to the handling and investment of customer funds, record keeping and reporting requirements, bonding requirements and inspection by state regulatory agencies.
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
We receive, process, store and use business and personal data relating to our employees, business contacts, members and customers around the world (collectively, “Personal Data”), including the United States and the European Economic Area (“EEA”). As a result, our business is subject to a number of federal, state, local and foreign laws, regulations, regulatory codes and guidelines governing data privacy, data protection and security, including with respect to the collection, storage, use, processing, transmission, disclosure and protection of Personal Data, and those that are specific to certain industries, sectors, contexts, or locations.
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
Additionally, the Federal Trade Commission (“FTC”) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use,

dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ Personal Data secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. There are a number of legislative proposals in the United States, at both the federal and state level, and in the EU and more globally, that could impose new obligations in areas such as e-commerce and other related legislation or liability for copyright infringement by third parties. We cannot yet determine the impact that these future laws, regulations and standards may have on our business.
In addition, the EU General Data Protection Regulation (the “EU GDPR”) and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”) which impose stringent data protection requirements for processing the Personal Data of individuals. The GDPR places data protection obligations on processors and controllers of Personal Data, including, for example, disclosure and transparency requirements, limitations on retention and processing of personal data, and mandatory data breach notification requirements. In addition, the GDPR regulates transfers of Personal Data subject to the GDPR to third countries that have not been found to provide adequate protection to such Personal Data, and we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the European Commission approval of the current EU-US Data Privacy Framework for data transfers to certified entities in the United States to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement alternative data transfer mechanisms under the GDPR and/or take additional compliance and operational measures; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.
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
If we are unable to develop and offer features that meet legal requirements or help our members and customers meet their obligations under the laws or regulations relating to privacy, data protection, or information security, or if we violate or are perceived to violate any laws, regulations, or other obligations relating to privacy, data protection, or information security, we may experience reduced demand for our platform, harm to our reputation and become subject to investigations, claims, proceedings and other actions by individuals, consumer rights groups, government agencies, or others, which would expose us to significant costs in investigating and defending such claims and, if found liable, pay significant fines, penalties and other damages or be required to make changes to our business, all of which would harm our business, results of operations, and financial condition. Further, given the breadth and depth of changes in global data protection obligations, compliance has caused us to expend significant resources, and such expenditures are likely to continue into the future as we continue our compliance efforts and respond to new interpretations and enforcement actions.
In addition to laws relating to data privacy and security, we are subject to self-regulatory standards and industry certifications that may legally or contractually apply to us. These include the Payment Card Industry Data Security Standards (“PCI-DSS”) with which we are currently compliant. In the event that we fail to comply with the PCI-DSS, we could be in breach of our obligations under customer and other contracts, fines and other penalties could result, and we may suffer reputational harm and damage to our operations, financial performance, reputation and business. Further, our clients may expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations, or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data on or by our offerings.
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

•computer viruses, malware (including ransomware), vulnerability exploits, social engineering/phishing, or cyber-attacks;
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
We have in the past and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business. We could be subject to claims, lawsuits (including class actions and individual lawsuits), government investigations and other proceedings involving consumer protection, labor and employment, immigration, import and export practices, product labeling, competition, accessibility, securities, tax, marketing and communications practices, commercial disputes, defamation, civil rights infringement, negligence, intellectual property rights infringement, invasion of privacy, product liability, regulatory compliance, or other legal claims, including claims relating to information that is published or made available via our platform. For example, in November 2020, the Federal Election Commission (“FEC”) notified us of a number of complaints filed against us in connection with David Barrett's email on October 23, 2020 urging customers to protect democracy. We responded to the complaints in November and December 2020, requesting dismissal of all complaints. On May 31, 2022 we received notice from the FEC clearing us of any wrongdoings in relation to these complaints. However, we cannot assure you that the matter will not result in further complaints, regulatory inquiries or future proceedings. See Part I, Item 3 “Legal Proceedings” for additional information regarding our legal proceedings.
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
In the future, we may raise additional capital through additional debt or equity financings to support our business growth, to respond to business opportunities, challenges, or unforeseen circumstances, or for other reasons. On an ongoing basis, we evaluate sources of financing and may raise additional capital in the future. Our ability to obtain additional capital will depend on our development efforts, business plans, investor demand, operating performance, the condition of the capital markets, and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity or equity-linked securities, those securities may have rights, preferences, or privileges senior to the rights of existing stockholders, and existing stockholders may experience dilution. Debt financing, if available, may involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which could reduce our operational flexibility or make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, subject to limited exceptions, our Letter of Credit Facility and Security Agreement with Canadian Imperial Bank of Commerce (“CIBC”), entered into on October 9, 2025 (“LOC Security Agreement”), restricts us and our subsidiaries’ ability to, among other things, incur certain additional indebtedness, create or incur certain liens, permit a change of control, sell or transfer assets, pay dividends or make distributions, subject to certain exceptions.
Our operating activities may be restricted as a result of covenants related to the indebtedness under our LOC Security Agreement and/or future indebtedness, and we may be required to repay any outstanding indebtedness in an event of default, which would have an adverse effect on our business.
Our LOC Security Agreement consists of a $7.5 million irrevocable standby letter of credit, which matures on March 20, 2026, and subjects us, and any future indebtedness would likely subject us, to various customary covenants, including requirements as to financial reporting, restrictions on our ability to maintain cash deposits outside of CIBC above certain thresholds, to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to engage in transactions with affiliates, to encumber our intellectual property and certain other restrictions on our activities. Our business may be adversely affected by any such restrictions on our ability to operate our business.
Additionally, our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which we are unable to control. We may be required to repay any outstanding indebtedness if an event of default occurs under the LOC Security Agreement, or under any future indebtedness. Under the LOC Security Agreement, an event of default will occur if, among other things, we fail to make payments under such agreement if due; we breach certain of our covenants under such agreement, subject to specified cure periods with respect to certain breaches; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit CIBC to accelerate the maturity of any outstanding indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay any outstanding indebtedness at the time any such event of default occurs. CIBC could also exercise its rights as collateral agent to take possession of, and to dispose of, the collateral securing the letter of credit, which collateral includes substantially all of our personal property (including intellectual property). Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events. We may seek to enter into an extension of the LOC Security Agreement or enter into a new facility with another lender. We may not be able to extend the term or obtain other debt financing on terms that are favorable to us, if at all, and we could be subject to additional restrictions on our business operations. If we are unable to obtain adequate financing or financing on satisfactory terms when required, our ability to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
As of December 31, 2025, we were in compliance with all debt covenants under the LOC Security Agreement.
Changes in government trade policies, including the imposition of tariffs, could materially adversely affect our results of operations.
We lease servers and other hardware in order to provide our services. These servers are highly custom, built to order servers, which from time to time need to be upgraded, repaired or replaced. Many of these servers contain parts that are manufactured in Taiwan, China, and other international regions. Severe tariffs on imports from some or all of these regions have been imposed in the recent past, and could be imposed in the future. The imposition of such tariffs could materially increase the cost of maintenance for our servers or prevent us from being able to obtain parts all together. While our systems are designed to be redundant and fault tolerant, our inability to upgrade or repair them could result in our inability to continue to provide services to the expectations of our customers, which could lead to a loss of customers and materially adversely affect our results of operations.
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
The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to develop, maintain and, if required, improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and may continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls.
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

Additionally, our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, and weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Such failure could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Stock Market LLC (“Nasdaq”).
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s discussion and analysis of financial condition and results of operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to the Company's classification of employee and employee-related expenses, the useful lives and recoverability of long-lived assets and deferred contract acquisition costs, income taxes, capitalization of internal-use software costs and stock-based compensation expense. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
In addition, economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes in our favor more difficult. While to date no material adjustments have been requested by tax authorities, an unfavorable outcome from any tax examination or audit could result in higher tax costs, penalties and interest, thereby adversely affecting our financial condition or results of operations. We regularly assess the likely outcomes of any audits and other tax disputes to determine the appropriateness of our tax provision and establish reserves for material, known tax exposures. However, the calculation of such tax exposures involves the application of complex tax laws and regulations in many jurisdictions. Therefore, there can be no assurance that we will accurately predict the outcomes of any tax examination, audit or other tax dispute or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related reserves.
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
Each share of our LT10 and LT50 common stock is entitled to 10 and 50 votes per share, respectively, and each share of our Class A common stock is entitled to one vote per share. All shares of LT10 and LT50 common stock are held directly by the Voting Trust established in connection with our initial public offering pursuant to a voting trust agreement (“Voting Trust Agreement”). As of December 31, 2025, the Voting Trust held 4,209,827 and 8,083,690 shares of LT10 and LT50 common stock, respectively, representing approximately 13.2% of the economic interest and 84.7% of the voting power of outstanding capital stock. All decisions with respect to the voting (but not the disposition) of shares held in the Voting Trust from time to time will be made by the trustees of the Voting Trust (“Trustees”) in their sole and absolute discretion, and with no responsibility under the Voting Trust Agreement as stockholder, trustee or otherwise, except for his or her own individual malfeasance. The Voting Trust and its Trustees will, for the foreseeable future, have significant influence over our corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. The Voting Trust is able to, subject to applicable law, elect all of the members of our Board of Directors and control actions to be taken by us and our Board of Directors, including amendments to our amended and restated certificate of incorporation and amended and restated bylaws, compensation matters and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. This concentrated control will limit your ability to influence corporate matters for the foreseeable future and may materially adversely affect the market price of our Class A common stock. It is possible that the interests of the Voting Trust may, in some circumstances, conflict with our interests and the interests of our other stockholders, including you. For example, the Voting Trust may have different tax positions or other differing incentives from other stockholders that could influence its decisions regarding whether and when to cause us to dispose of assets, incur new or refinance existing indebtedness, or take other actions. Additionally, the Voting Trust and the holders of our LT10 and LT50 common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests.

Additionally, for as long as the Voting Trust holds securities representing at least 50% of the voting power of our outstanding capital stock, our amended and restated certificate of incorporation delegates to the Executive Committee all of the power and authority of the Board of Directors in the management of our business and affairs, provided that the Executive Committee will not have power or authority in reference to (i) matters that must be approved by the Audit Committee of the board, (ii) matters that must be approved by a committee qualified to grant equity to persons subject to Section 16 of the Exchange Act for purposes of exempting transactions pursuant to Section 16b-3 thereunder, (iii) matters required under Delaware law to be approved by the full Board of Directors, or (iv) as otherwise required by SEC rules and the rules of Nasdaq. The members of the Executive Committee currently are, and their successors are generally expected to be, directors who are also our employees or service providers, and the Executive Committee currently consists of David Barrett, Ryan Schaffer, Carlos Alvarez, Jason Mills and Daniel Vidal.
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
Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of stock volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations and financial condition. See Part I, Item 3 “Legal Proceedings” for additional information regarding our legal proceedings.
Future sales of our Class A common stock in the public market could cause our share price to fall.
Sales of a substantial number of shares of our Class A common stock in the public market or the perception that these sales might occur in large quantities, could cause the market price of our Class A common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2025, we had 80,767,385 shares of Class A common stock outstanding, 4,209,827 shares of LT10 common stock outstanding and 8,083,690 shares of LT50 common stock outstanding. Our amended and restated certificate of incorporation imposes transfer restrictions on shares of our LT10 and LT50 common stock.
There were 3,248,373 shares of Class A common stock issuable upon the exercise of exercisable options outstanding as of December 31, 2025. We registered all of the shares of Class A common stock issuable upon the exercise of outstanding options, upon the settlement of restricted stock units (“RSUs”) issued following our initial public offering (“IPO”) or in connection with other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock will become eligible for sale once issued, subject to compliance with applicable securities laws.
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
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Our current indebtedness, including our LOC Security Agreement with CIBC, contains, and our future indebtedness may contain, restrictions on our ability to pay cash dividends on our capital stock. Any determination to pay dividends in the future will be at the discretion of our Executive Committee, for as long as the Voting Trust controls a majority of the voting power of our outstanding common stock, and at the discretion of our Board of Directors thereafter.

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
Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic, epidemic, or other health crises. For example, the COVID-19 pandemic resulted in lower demand for our platform, as employees incurred fewer work- and travel-related expenses and submitted fewer reimbursement requests, and very small businesses and SMBs were impacted especially negatively.
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
There is continued scrutiny from investors, customers, policymakers, and other stakeholders regarding companies’ management of climate change, human capital, and various other ESG matters. For example, there are inherent environmental risks wherever business is conducted, and climate change is expected to increase the frequency or severity of certain disasters or result in chronic changes that result in additional risks.
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
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Risk Factor We and our third-party providers are exposed to cybersecurity risks and incidents that may damage our reputation and brand, cause material financial penalties, and result in legal liability, any of which could substantially harm our business, financial condition, and results of operations.

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
Our management team, including our Chief Compliance Officer and Director of Engineering, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and external cybersecurity consultants. Our Chief Compliance Officer and Director of Engineering have over 9 and 13 years of experience, respectively, in various software development, cybersecurity, product management, and other technology-related roles. Our Chief Compliance Officer and Director of Engineering have each served in a number of significant leadership roles at our company since 2017 and 2013, respectively, including oversight of security, safety, and integrity initiatives.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.
Item 2. Properties
In the United States, our company has offices in San Francisco, California, Portland, Oregon, and Ironwood, Michigan. Our office space in San Francisco, consisting of approximately 10,500 square feet, is leased through May 31, 2034. We own our office space in Portland, which consists of approximately 38,500 square feet. Our office space in Ironwood, consisting of approximately 2,700 square feet, is leased through April 30, 2026. Our Company leases a lot adjacent to our Portland office space which is leased through April 30, 2030.
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
Item 3. Legal Proceedings
On November 29, 2023, a putative securities class action (the “Putative Class Action”) was filed in the United States District Court for the District of Oregon captioned Wilhite v. Expensify, Inc., et al., Case No. 3:23-cv-01784-JR, naming us, our executive officers and several of our current and former directors as defendants (collectively, the “Defendants”). The lawsuit is purportedly brought on behalf of all those who purchased or acquired our stock pursuant or traceable to our initial public offering (“IPO”). The complaint alleges claims under Sections 11 and 15 of the Securities Act of 1933 based on allegedly false or misleading statements in the offering documents filed in connection with our IPO. The lawsuit seeks unspecified damages and other relief. On January 29, 2024, three shareholders moved to be appointed lead plaintiff in the Putative Class Action. The court appointed a lead plaintiff and lead counsel on March 11, 2024. Pursuant to the parties’ stipulation, the lead plaintiff’s amended complaint was filed May 10, 2024 (the “Amended Complaint”), naming six of our current board members as additional defendants (together with the Defendants, the “Amended Defendants”). Amended Defendants’ motion to dismiss the amended complaint was filed on July 9, 2024. The lead plaintiff’s opposition was filed on September 6, 2024, and the Amended Defendants’ reply was filed on October 18, 2024. On December 30, 2024, the magistrate judge issued findings and recommendation that the Amended Defendants’ motion to dismiss be granted in part and denied in part. The lead plaintiff and Amended Defendants each filed objections to the magistrate judge’s findings and recommendation on January 21, 2025, and responses to the objections on February 4, 2025. On March 24, 2025, the Court adopted, with limited modification, the magistrate’s findings and recommendations to grant in part and deny in part Defendants’ motion to dismiss the Amended Complaint.
On December 17, 2025, after conducting mediation within the current discovery phase of the lawsuit, the parties reached an agreement-in-principle to settle all claims in the Putative Class Action for an aggregate sum of $9.5 million. As of December 31, 2025, this liability amount is included within Accrued expenses and other liabilities on the Consolidated Balance Sheets. The settlement accrual will be partially offset by a receivable of $6.7 million for amounts recoverable under our applicable insurance policies, which was included within Other current assets on the Consolidated Balance Sheets as of December 31, 2025. During the year ended December 31, 2025, the Company recorded an expense of $2.8 million for the proposed settlement, net of the Company's insurance receivable, within General and administrative on the Consolidated Statements of Operations.
On December 30, 2025, the Court stayed further deadlines in the Putative Class Action as the parties had reached settlement in principle. On February 12, 2026, lead plaintiff filed a stipulation of settlement and an unopposed motion for preliminary approval of settlement. On February 23, 2026, the Court granted preliminary approval of the settlement and set a final approval hearing for June 30, 2026. The defendants intend to deny the allegations of wrongdoing and vigorously defend against the claims in the Putative Class Action.
On May 9, 2024, a shareholder derivative lawsuit was filed in the United States District Court for the District of Oregon captioned O’Halloran v. Barrett, et al., Case No. 3:24-cv-00775 (the “O’Halloran Action”), purportedly on our behalf, naming us as nominal defendant, and our executive officers and several of our current and former directors as defendants (collectively, the “Derivative Defendants”). On August 14, 2024, the Court stayed the O’Halloran Action pending resolution of any and all motion(s) to dismiss the Putative Class Action.
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
On July 23, 2025, a shareholder derivative lawsuit was filed in the United States District Court for the District of Oregon captioned Choi v. Barrett, et al., Case No. 3:25-cv-1300 (the “Choi Action”), purportedly on our behalf against the Derivative Defendants and asserting substantively the same claims as those asserted in the O’Halloran Action. On October 20, 2025, the Court granted the parties’ stipulation to stay the Choi Action pending final resolution of the Putative Class Action. The Derivative Defendants deny the allegations of wrongdoing and will continue to vigorously defend against the claims in the Derivative Action.
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
Our Class A Common Stock has been listed on the Nasdaq Global Select Market under the symbol “EXFY” since November 10, 2021. Our LT10 and LT50 common stock are neither listed nor publicly traded.
HOLDERS OF OUR COMMON STOCK
As of February 23, 2026, there were 15 stockholders of record of our Class A common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
As of February 23, 2026, the Expensify Voting Trust held all of the outstanding shares of our LT10 common stock and LT50 common stock.
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
RECENT SALES OF UNREGISTERED SECURITIES
None.

ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information regarding our purchases of shares of Class A common stock during the three months ended December 31, 2025:

	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program(1)
October 1 - 31, 2025	—	$—	—	$44,000,006
November 1 - 30, 2025	740,052	$1.48	740,052	$42,902,561
December 1 - 31, 2025	1,217,967	$1.56	1,217,967	$41,000,511
Total	1,958,019		1,958,019
(1)On February 27, 2025, we announced the approval of a new share repurchase program with authorization to purchase up to $50.0 million of our Class A common stock at management's discretion which expires on March 31, 2028 and does not obligate us to repurchase any specific number of shares and may be modified, suspended or terminated at any time at our discretion. As of December 31, 2025, we had $41.0 million remaining under the share repurchase authorization.

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

Comparison of Cumulative Total Return
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
11/10/2021
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
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
OVERVIEW
Expensify is a cloud-based expense management software platform that helps the smallest to the largest businesses simplify the way they manage money. Every day, people from all walks of life in organizations around the world use Expensify to scan and reimburse receipts from flights, hotels, coffee shops, office supplies and ride shares. Since our founding in 2008, we have added over 15 million members to our community and processed and automated over 1.8 billion expense transactions on our platform as of December 31, 2025, freeing people to spend less time managing expenses and more time doing the things they love. For the year ended December 31, 2025, an average of 650,000 paid members across an average of 39,700 companies and over 200 countries and territories used Expensify to make money easy.
OUR BUSINESS MODEL
Our employee-centric product strategy, viral and bottom-up business model, word-of-mouth adoption and unique company culture come together to drive value for our members and a competitive advantage for us. We believe that if we remain hyper-focused on our end-user members, and build great products, our members will continue to drive adoption.
We primarily generate revenue from annual subscriptions to our cloud-based platform, driven by the number of paid members active on a monthly basis. Individuals or companies pay for subscriptions on behalf of themselves, their employees and contractors, who we collectively refer to as members. We define a customer as any member who pays for themselves and zero or more other members, grouped into one or more “expense policies.” This might be an individual, an entire company, or a department of a larger company. The definition of customer inherently excludes sole proprietors on Track or Submit plans.
We monetize transactions from the Expensify Card by receiving interchange for all spend on the card. As we expand our platform, we continue to increase the number of integrations and to more actively promote the Expensify Card with complementary use cases beyond expense management to both new and existing customers to drive increased adoption.
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
CONVERTING FREE MEMBERS
Our success depends on converting users who try the free aspects of the Expensify platform into paid members. While our viral model means that employees or contractors often introduce Expensify into small and medium-sized businesses (“SMBs”), companies subscribe and pay for the majority of our paid members.
INVESTING TO MAINTAIN MARKET CONSENSUS
Our viral and word-of-mouth adoption model is effective in part because we have established ourselves as a recognized leader in expense management for SMBs. We deploy large scale brand advertising to promote our platform strength and create market consensus that Expensify is a category leader for expense management software. For example, in 2024 and 2025, we invested in a promotional marketing opportunity to have Expensify heavily featured in Apple's biggest budget film, F1® The Movie, which was released in theaters on June 27, 2025. We believe investing in market consensus enables us to focus on creating great viral features for our members rather than relying on low-margin, unscalable activities of traditional sales and marketing to drive customer acquisition.
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
Gross logo retention and net seat retention are important indicators of customer satisfaction and usage of our platform. We calculate our gross logo retention rate as of the end of a period by using (a) the number of distinct companies who have ever had five or more paid members paying for a subscription during the period ending one year prior as the denominator and (b) the number of those same companies that are still paying for at least one subscription during the more recent period as the numerator. In each of 2025 and 2024, our annual gross logo retention was 81%. We calculate our net seat retention rate as of the end of a period by using (a) the number of paid member seats from companies who have ever had five or more paid members paying for a subscription during the period ending one year prior as the denominator and (b) the number of paid member seats at those same companies during the more recent period as the numerator. In 2025 and 2024, our net seat retention was 88% and 86%, respectively. Our growth will depend on our ability to retain existing customers.
INTRODUCING FEATURES TO EXPAND OUR RELATIONSHIP WITH EXISTING CUSTOMERS
We fully launched the Expensify Card in 2020 and we intend to actively promote the Expensify Card to both new and existing customers to drive increased adoption. In 2024, we launched our travel platform, Expensify Travel, as a natural extension of our expense management product. Many companies look for combined travel and expenses solutions in order to streamline the booking to reimbursement flow. Outside of the Expensify Card and Expensify Travel, we have invested, and will continue to invest, in developing features complementary and adjacent to expense management. At most companies, not every employee generates expenses that would be submitted via an expense report on a monthly basis. As we add additional features that are used by all employers, we have the potential to monetize the segment of our customers’ employees that are not submitting expense reports on a monthly basis.

MACROECONOMIC TRENDS
Our business and the operations of our customers, the majority of which are SMBs, depend on the overall state of the economy, and we and they could be negatively impacted by slower economic growth and a potential for a recession. Although certain indicators have suggested that inflation has made downward progress, the economy continues to be impacted by elevated inflation rates and faces further inflation risk. Tariff and trade issues also continue to cause overall uncertainty with respect to the economy. See the section titled “Risk Factors” in this Annual Report on Form 10-K for further discussion of the possible impact of such macroeconomic trends on our business. Additionally, other potential challenging macroeconomic conditions, and the resulting impact on business continuity and travel, could negatively impact our business.

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
Our contracts with our customers include two performance obligations: access to the hosted software service, inclusive of all features available within the platform, and the related customer support. We account for the platform access and the support as a combined performance obligation because they have the same pattern of transfer over the same period and are therefore delivered concurrently. We satisfy our performance obligation over time each month as we provide platform access and support services to customers and as such recognize revenue over time. We recognize revenue net of applicable taxes imposed on the related transaction. Revenue earned from subscription fees was $130.5 million and $138.8 million for the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, the Expensify Card substantially consisted of a single card program that launched in February 2024 (the “Updated Card Program”). The Updated Card Program operates under an agreement with the issuing bank, The Bancorp Bank, N.A. (“Bancorp”), to issue Expensify Cards to customers and authorize and settle transactions on the Visa card network.
Under the Updated Card Program, we generate revenue from the authorization and settlement of Expensify Card transactions and are contractually entitled to all interchange generated on Expensify Card transactions based on our agreement with Bancorp. We are the principal in the transaction and recognize interchange as revenue on a gross basis within Revenue on the Consolidated Statements of Operations. Interchange revenue was $21.3 million and $9.2 million for the years ended December 31, 2025 and 2024, respectively.
We offer a cashback rewards program to all customers on the Updated Card Program based on volume of Expensify Card transactions. Cashback rewards are earned on a monthly basis and are applied against outstanding customer receivables or are paid out the following month. We consider our cashback rewards as consideration payable to a customer, and it is recorded as contra revenue within Revenue on the Consolidated Statements of Operations. Cashback rewards applied against outstanding customer receivables are reflected as a reduction to Accounts receivable, net on the Consolidated Balance Sheets. Cashback rewards liability is recorded within Accrued expenses and other liabilities on the Consolidated Balance Sheets. The cashback rewards fluctuate over time as customers meet eligibility requirements and timing of payments made to customers. The cashback rewards cost was $10.1 million and $8.9 million for the years ended December 31, 2025 and 2024, respectively.
Cost of Revenue, Net
Cost of revenue, net primarily consists of personnel-related expenses, including stock-based compensation, attributable to supporting our customers and maintenance of our platform, amortization expense on capitalized software development costs, expenses related to hosting our service, including the costs of data center capacity, credit card processing fees, third-party software license fees, amortization of finance lease right-of-use assets, outsourcing engineering costs to maintain our platform, outsourcing costs to support customer service and outsourcing costs to support our patented scanning technology

SmartScan, net of consideration from a vendor under the Updated Card Program for certain volume-based incentives from Visa and consideration from a vendor under our previous card program (the “Legacy Card Program”), which an immaterial number of cardholders continue to operate within, for monetizing Expensify Card activities.
Under the Updated Card Program, we receive consideration from a vendor for certain volume-based incentives from Visa, which are included as a reduction to Cost of revenue, net on the Consolidated Statements of Operations as they are earned. The amounts earned under these volume-based incentives were $1.5 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.
The Legacy Card Program operates under an agreement with the payment processor, Marqeta, Inc. (“Marqeta”), and relies on Marqeta to manage the relationship with the issuing bank, Sutton Bank, and the card network, Visa, in authorizing and settling transactions. The vendor is contractually entitled to the interchange through its relationships with the card network and card issuing bank. The vendor keeps a portion of the interchange for their services, and our agreement with the vendor results in us receiving the remainder of the interchange. This consideration, net of fees paid to the vendor, is included as a reduction to Cost of revenue, net on the Consolidated Statements of Operations as it is earned. Consideration earned under the Legacy Card Program, net was immaterial for the year ended December 31, 2025. Consideration earned under the Legacy Card Program was $7.2 million, net of $0.8 million of fees paid to the vendor, for the year ended December 31, 2024.
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
We believe delivering new functionality is critical to attract new customers and expand our relationships with existing customers. We expect to continue to make investments in and expand our product and service offerings to enhance our customers’ experience and satisfaction and to attract new customers. We expect research and development expenses will increase as we develop new products and product enhancements.
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses, including stock-based compensation, for any employee time allocated to administrative functions, including finance and accounting, legal and compliance, and human resources. In addition to personnel-related expenses, general and administrative expenses consist of business insurance, rent, utilities, depreciation on property and equipment, amortization of operating lease right-of-use assets, information technology, external professional services, including finance and accounting, audit, tax, legal and compliance, and human resources, third-party software license fees, settlement losses, net of recoveries, and legal settlements. We expect that general and administrative expenses will remain consistent as it relates to costs associated with being a publicly traded company, including legal, audit, business insurance and consulting fees.

Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related expenses, including stock-based compensation, advertising expenses, depreciation on property and equipment, outsourcing costs for sales and product demos, branding and public relations expenses, referral fees for strategic partners and other benefits that we provide to our referral and affiliate partners. We expect sales and marketing expenses will decrease following our title sponsorship of F1® The Movie, which was released in theaters in June 2025.
Other Income (Expense), Net
Other income (expense), net, consists primarily of interest income. It also includes the results of operations of our Fifth & Harvey, LLC subsidiary, which holds title to and manages operations of the operating lease for lots in Portland, Oregon that are currently used to host multiple portable food vendors open to the general public, as well as realized gains and losses on foreign currency transactions, foreign currency remeasurement, and interest expense under our credit facilities with Canadian Imperial Bank of Commerce (“CIBC”).
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
The following table sets forth our results of operations for the periods presented (in thousands, except percentages, share and per share data):

	Year Ended December 31,
	2025	2024
Revenue	$142,101	$139,236
Cost of revenue, net(1)	70,574	64,239
Gross margin	71,527	74,997
Operating expenses:
Research and development(1)	20,683	24,638
General and administrative(1)	42,121	38,382
Sales and marketing(1)	26,742	12,797
Total operating expenses	89,546	75,817
Loss from operations	(18,019)	(820)
Other income (expense), net	1,726	(1,572)
Loss before income taxes	(16,293)	(2,392)
Provision for income taxes	(5,096)	(7,663)
Net loss	$(21,389)	$(10,055)
Net loss per share
Basic and diluted	$(0.23)	$(0.12)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	92,283,974	87,380,708
Net loss margin	(15)%	(7)%

(1)Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cost of revenue, net	$10,637	$12,506
Research and development	7,701	11,900
General and administrative	4,768	6,815
Sales and marketing	3,472	2,316
Total stock-based compensation expense	$26,578	$33,537

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2025 AND 2024
Revenue

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(in thousands, except percentages)
Revenue	$142,101	$139,236	$2,865	2%

Revenue increased $2.9 million, or 2%, for the year ended December 31, 2025 compared to the same period in 2024, primarily due to an increase in interchange revenue driven primarily by a shift in cardholder spend from the Legacy Card Program to the Updated Card Program. This increase was partially offset by (i) a decrease in billable activity across our user base, including a decrease in pay-per-use billable activity which has a higher average fee per member than our annual members, and (ii) an increase in contra revenue related to cashback payments driven by the increased adoption and spend captured from members using the Expensify Card.
Cost of Revenue, Net and Gross Margin

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(in thousands, except percentages)
Cost of revenue, net	$70,574	$64,239	$6,335	10%
Gross margin	$71,527	$74,997	$(3,470)	(5)%
Gross margin %	50%	54%

Cost of revenue, net increased by $6.3 million, or 10%, for the year ended December 31, 2025 compared to the same period in 2024, primarily due to (i) a decrease in consideration earned under the Legacy Card Program driven primarily by a shift in cardholder spend from the Legacy Card Program to the Updated Card Program, (ii) an increase in payment processing fees, and (iii) an increase in amortization expense related to capitalized software. This increase was partially offset by a decrease in SmartScan costs due to increased use of AI instead of human agents.
Gross margin decreased to 50% for the year ended December 31, 2025 compared to 54% in the same period in 2024 due to the factors described in the preceding paragraphs for Revenue and Cost of revenue, net.

Research and Development

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(in thousands, except percentages)
Research and development	$20,683	$24,638	$(3,955)	(16)%

Research and development expenses decreased by $4.0 million, or 16%, for the year ended December 31, 2025 compared to the same period in 2024, primarily due to a decrease in employee and external contributor time spent on project initiatives and new product features as a result of increased focus on sales and marketing efforts related to our title sponsorship of F1® The Movie, which was released in theaters in June 2025.
General and Administrative

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(in thousands, except percentages)
General and administrative	$42,121	$38,382	$3,739	10%

General and administrative expenses increased $3.7 million, or 10%, for the year ended December 31, 2025 compared to the same period in 2024, primarily due to (i) the estimated liability, net of the Company's expected insurance recoveries, related to the Putative Class Action discussed under Part I, Item 3 “Legal Proceedings” and the related increase in legal fees, and (ii) an increase in settlement losses, net of recoveries. This increase was partially offset by a decrease in business insurance costs.
Sales and Marketing

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(in thousands, except percentages)
Sales and marketing	$26,742	$12,797	$13,945	109%

Sales and marketing expenses increased $13.9 million, or 109%, for the year ended December 31, 2025 compared to the same period in 2024, primarily due to (i) an increase in advertising spend related to our title sponsorship of F1® The Movie, which was released in theaters in June 2025, and (ii) an increase in time spent on sales and marketing activities.

Other Income (Expense), Net

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(in thousands, except percentages)
Other income (expense), net	$1,726	$(1,572)	$3,298	210%

Other income (expense), net changed by $3.3 million, or 210%, for the year ended December 31, 2025 compared to the same period in 2024 primarily due to (i) period-over-period favorability in net foreign currency gains/losses, (ii) a decrease in interest expense incurred due to the repayments of the revolving credit facility and amortizing term mortgage in 2024 discussed below under “Liquidity and Capital Resources—Credit Facilities”, and (iii) an increase in interest income.
Provision For Income Taxes

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(in thousands, except percentages)
Provision for income taxes	$(5,096)	$(7,663)	$2,567	33%

We recorded a provision for income taxes of $5.1 million for the year ended December 31, 2025 compared to a $7.7 million provision for income taxes for the year ended December 31, 2024. The change in provision is primarily due to an increase in loss before income taxes as a result of increased expenses related to our title sponsorship of F1® The Movie. We follow the asset and liability method of accounting for income taxes, whereby we recognize deferred income taxes for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. During the years ended December 31, 2025 and 2024, we recorded an incremental valuation allowance of $4.3 million and $0.9 million, respectively. The provision for income taxes reflects taxable income earned and taxed in U.S. federal and state, and non-U.S. jurisdictions.
Our effective income tax rate was (31.3)% and (320.4)%, for the years ended December 31, 2025 and 2024, respectively. The effective income tax rate differs from the statutory rate in 2025 primarily due to nondeductible stock-based compensation and the change in the valuation allowance. The effective income tax rate differs from the statutory rate in 2024 primarily due to nondeductible stock-based compensation, the compensation limits imposed by the Internal Revenue Code Section 162(m), and the change in the valuation allowance.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through our cash flow from operations, sales of our equity securities and borrowings under our credit facilities. As of December 31, 2025, we had $63.1 million in cash and cash equivalents, with no outstanding indebtedness and a $7.5 million letter of credit outstanding.
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

CASH FLOWS
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$20,089	$23,877
Net cash used in investing activities	(3,555)	(7,628)
Net cash used in financing activities	(2,744)	(22,073)
Net increase (decrease) in cash and cash equivalents and restricted cash	$13,790	$(5,824)

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities was $20.1 million for the year ended December 31, 2025 as compared to $23.9 million for the same period in 2024, primarily due to (i) an increase in marketing and advertising spend related to our title sponsorship of F1® The Movie, which was released in theaters in June 2025, and (ii) a decrease in subscription revenue. This decrease was partially offset by (i) an increase in interchange revenue driven by the increased adoption and spend captured from members using the Expensify Card, and (ii) a decrease in SmartScan costs.
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities was $3.6 million for the year ended December 31, 2025, primarily consisting of software development costs.
Net cash used in investing activities decreased for the year ended December 31, 2025 compared to the same period in 2024, primarily due to a decrease in employee and external contributor software development costs.
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used in financing activities was $2.7 million for the year ended December 31, 2025, primarily consisting of the repurchase and retirement of common stock, partially offset by proceeds from common stock purchased under the 2021 Stock Purchase and Matching Plan (the “Matching Plan”).
Net cash used in financing activities was $22.1 million for the year ended December 31, 2024, primarily consisting of the repayment of the revolving credit facility and the amortizing term mortgage, and the repurchase and retirement of common stock, which was partially offset by proceeds from common stock purchased under the Matching Plan.
Share Repurchase Program
On May 10, 2022, the Executive Committee of the Board of Directors (the “Executive Committee”) approved a share repurchase program with authorization to purchase up to $50.0 million of shares of Class A common stock (“2022 Share Repurchase Program”). The 2022 Share Repurchase Program authorized us to repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with applicable securities laws and other restrictions. The 2022 Share Repurchase Program, which would have expired in March 2025, was replaced with the 2025 Share Repurchase Program described below.
On February 25, 2025, the Executive Committee approved a new share repurchase program with authorization to purchase up to $50.0 million of shares of Class A common stock that expires on March 31, 2028 (“2025 Share Repurchase Program”). Under the 2025 Share Repurchase Program, we may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act, in accordance with applicable securities laws and other restrictions. The actual timing and total amount of future repurchases are subject to business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of our current and future debt agreements and other considerations. The 2025 Share Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, and the program may be suspended or terminated by us at any time at our discretion without prior notice.
As of December 31, 2025, there was approximately $41.0 million remaining under the 2025 Share Repurchase Program, not including amounts used for net share settlement of vested equity incentive awards.
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
Loan and Security Agreement
In February 2024, we entered into a Second Amended and Restated Loan and Security Agreement (as amended by the amendments described below, the “2024 Amended Loan and Security Agreement”) with CIBC. The 2024 Amended Loan and Security Agreement provided for a $25.0 million revolving credit facility that was set to expire in September 2025. Borrowings under the revolving credit facility accrued interest at CIBC’s reference rate plus 1.00% and were secured by substantially all of our assets.
The 2024 Amended Loan and Security Agreement was amended (i) in May 2024 to amend the covenant restricting the amount of repurchases of common stock to allow for certain additional repurchase activity and provide a waiver for our non-compliance during prior periods, (ii) in August 2024 to permit our wholly-owned subsidiary, 401 SW 5th Ave LLC, to remain an excluded subsidiary, and (iii) in February 2025 to amend the covenant restricting the amount of repurchases of common stock to allow for certain additional net share settlement activity.
In April 2024, we entered into an irrevocable standby letter of credit (the “Letter of Credit”) issued under the 2024 Amended Loan and Security Agreement to reduce cash collateral requirements in connection with the Updated Card Program. The Letter of Credit was issued in the amount of $1.0 million for the benefit of Bancorp. The Letter of Credit was renewed on February 28, 2025 and expires on March 20, 2026. On April 16, 2025, we entered into an amendment to the irrevocable standby letter of credit to increase the Letter of Credit to $7.5 million.
On July 10, 2024, the then-outstanding balance of $15.0 million and an immaterial amount of accrued interest under the revolving credit facility were repaid in full.
On July 1, 2025, we terminated the revolving credit facility under the 2024 Amended Loan and Security Agreement. At the time of such termination, we had no borrowings under the revolving credit facility, and certain terms of the 2024 Amended Loan and Security Agreement, including collateral security, survived the termination with respect to outstanding Contingent Obligations (as defined in the 2024 Amended Loan and Security Agreement) arising from Bank Services (as defined in the 2024 Amended Loan and Security Agreement). The Letter of Credit, which had no amounts drawn, also remained outstanding. There were no penalties incurred by us as a result of the termination of the revolving credit facility.
See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.
Letter of Credit Security Agreement
On October 9, 2025, we entered into a Letter of Credit Facility and Security Agreement (the “LOC Security Agreement”) with CIBC. The LOC Security Agreement, among other things, provides for the issuance of additional irrevocable standby letters of credit, governs the terms of the outstanding Letter of Credit originally issued under the 2024 Amended Loan and Security Agreement, and grants to CIBC, for the ratable benefit of the lenders, a security interest in substantially all of our assets and its subsidiaries, and also replaces the 2024 Amended Loan and Security Agreement with respect to the Contingent Obligations described above. Under the LOC Security Agreement, the Letter of Credit remained at $7.5 million with an expiration date of March 20, 2026. No amounts had been drawn on the Letter of Credit as of December 31, 2025.
Certain Covenants
We are subject to customary covenants under the LOC Security Agreement which, unless waived by CIBC, restrict our and our subsidiaries’ ability to, among other things, incur certain additional indebtedness, create or incur certain liens, permit a change of control, sell or transfer assets, pay dividends or make distributions, subject to certain exceptions.
As of December 31, 2025, we were in compliance with all debt covenants under the LOC Security Agreement.
Key Business Metrics and Non-GAAP Financial Measures
We supplement the reporting of our financial information determined under U.S. generally accepted accounting principles (“GAAP”) with certain business metrics and non-GAAP financial measures which we regularly review to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. Accordingly, we believe that these key business metrics and non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. These key business metrics and non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for our financial information presented in accordance with GAAP and may be different from similarly titled metrics or measures presented by other companies.

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
The following table sets forth the average number of paid members for the quarters ended March 31, 2024 through December 31, 2025 (in thousands):

Quarter ended	Paid members
March 31, 2024	688
June 30, 2024	684
September 30, 2024	684
December 31, 2024	687
March 31, 2025	657
June 30, 2025	652
September 30, 2025	642
December 31, 2025	650
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net loss excluding provision for income taxes, other (income) expense, net, depreciation and amortization and stock-based compensation expense. We define adjusted EBITDA margin as adjusted EBITDA divided by revenue for the same period. We are focused on profitable growth and we consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses that are not indicative of the core operating performance of our business.

	Year Ended December 31,
	2025	2024

	(in thousands, except percentages)
Net loss	$(21,389)	$(10,055)
Net loss margin	(15)%	(7)%
Add:
Provision for income taxes	5,096	7,663
Other (income) expense, net	(1,726)	1,572
Depreciation and amortization	8,299	6,655
Stock-based compensation expense	26,578	33,537
Adjusted EBITDA	$16,858	$39,372
Adjusted EBITDA margin	12%	28%

Non-GAAP Net Income and Non-GAAP Net Income Margin
We define non-GAAP net income as net loss excluding stock-based compensation expense. We define non-GAAP net income margin as non-GAAP net income divided by revenue for the same period. We are focused on profitable growth and we consider non-GAAP net income to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of stock-based compensation, which is not considered indicative of the core operating performance of our business.

	Year Ended December 31,
	2025	2024

	(in thousands, except percentages)
Net loss	$(21,389)	$(10,055)
Net loss margin	(15)%	(7)%
Add:
Stock-based compensation expense	26,578	33,537
Non-GAAP net income	$5,189	$23,482
Non-GAAP net income margin	4%	17%

Free Cash Flow and Free Cash Flow Margin
We define free cash flow as net cash provided by operating activities excluding changes in settlement assets, net and settlement liabilities, which represent funds held for customers and customer funds in transit, respectively, reduced by the purchases of property and equipment and software development costs. We define free cash flow margin as free cash flow divided by revenue for the same period. We are focused on profitable growth and we consider free cash flow to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of the cash flows that are not indicative of the core operating performance of our business.

	Year Ended December 31,
	2025	2024
	(in thousands, except percentages)
Net cash provided by operating activities	$20,089	$23,877
Operating cash flow margin	14%	17%
Changes in settlement assets and liabilities:
Settlement assets, net	2,054	2,469
Settlement liabilities	1,300	5,145
Less:
Purchase of property and equipment	(17)	—
Software development costs	(3,538)	(7,628)
Free cash flow	$19,888	$23,863
Free cash flow margin	14%	17%

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2025 (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	More than 3 years	Total
Finance lease commitments	$102	$—	$—	$102
Operating lease commitments	1,018	2,096	4,499	7,613
Total	$1,120	$2,096	$4,499	$7,715

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
We charge customers subscription fees for access to our platform based on the number of monthly members and level of service. The contractual price per member is based on either negotiated fees or rates published on our website. Our contracts with customers include two performance obligations: access to the hosted software service (“SaaS”), inclusive of all features available within the platform and related customer support. The SaaS and the support are accounted for as a combined performance obligation because they have the same pattern of transfer over the same period and, therefore, are delivered concurrently. We satisfy our performance obligation over time each month as it provides the SaaS and support services to customers and as such recognizes revenue monthly based on the number of monthly members and contractual rate per member.
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
Under the Updated Card Program, we generate revenue from the authorization and settlement of Expensify Card transactions. We partner with an issuing bank to issue Expensify Cards to customers as a feature of the Company’s SaaS. Our agreement with the issuing bank allows for card transactions to be authorized and settled on the Visa network. We are contractually entitled to all interchange generated on Expensify Card transactions based on our agreement with the issuing bank. Based on our agreements with the payment processor and issuing bank, we are the principal in the transaction. As such, we recognize interchange as revenue on a gross basis within Revenue on the Consolidated Statements of Operations.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Expensify, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheet of Expensify, Inc. and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the sufficiency of audit evidence over subscription fee revenue
As discussed in Note 2 to the consolidated financial statements, the Company generates revenue from subscription fees paid by its customers to access and use the Company’s hosted software services, as well as standard customer support. Subscription fee revenue is recognized monthly based on the number of monthly members and the contractual rate per member. The Company recorded $130.5 million of subscription fee revenue for the year ended December 31, 2025.
We identified the evaluation of the sufficiency of audit evidence over subscription fee revenue as a critical audit matter. Subjective auditor judgment was required to evaluate the sufficiency of audit evidence obtained due to the highly automated nature of the process to record subscription fee revenue, which involves interfacing high volumes of data across multiple information technology (IT) systems. IT professionals with specialized skills and knowledge were also required to assess the IT environment in the subscription fee revenue process.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of audit procedures over subscription fee revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to the subscription fee revenue process. We involved IT professionals with specialized skills and knowledge, who assisted in the testing of certain general IT controls and IT application controls, including data interfaces, used in the Company’s subscription fee revenue process. We performed a software-assisted data analysis to test relationships among certain subscription fee revenue transactions. In addition, we evaluated the sufficiency of audit evidence obtained over subscription fee revenue by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP
We have served as the Company’s auditor since 2025.
Philadelphia, Pennsylvania
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Expensify, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Expensify, Inc. (the Company) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP

We have served as the Company’s auditor from 2020 to 2025.
San Francisco, California
February 27, 2025

Expensify, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31,
	2025	2024
Assets
Cash and cash equivalents	$63,080	$48,772
Accounts receivable, net	12,617	12,701
Settlement assets, net	45,378	42,406
Prepaid expenses	5,588	12,089
Other current assets	26,344	20,908
Total current assets	153,007	136,876
Capitalized software, net	13,596	16,232
Property and equipment, net	13,016	13,621
Lease right-of-use assets	4,730	5,441
Deferred tax assets, net	494	499
Other assets	1,146	1,011
Total assets	$185,989	$173,680
Liabilities and stockholders' equity
Accounts payable	$289	$196
Accrued expenses and other liabilities	17,893	8,240
Lease liabilities, current	678	729
Settlement liabilities	27,545	28,845
Total current liabilities	46,405	38,010
Lease liabilities, non-current	5,061	5,738
Other liabilities	1,778	1,689
Total liabilities	53,244	45,437
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, par value $0.0001; 10,000,000 shares of preferred stock authorized; no shares of preferred stock issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, par value $0.0001; Class A common stock; 1,000,000,000 shares authorized; 80,767,385 and 79,471,414 shares issued and outstanding as of December 31, 2025 and 2024, respectively LT10 common stock; 21,871,197 shares authorized; 4,209,827 shares issued and outstanding as of December 31, 2025 and 2024 LT50 common stock; 24,967,114 shares authorized; 8,083,690 and 7,695,524 shares issued and outstanding as of December 31, 2025 and 2024, respectively	9	9
Additional paid-in capital	304,953	279,062
Accumulated deficit	(172,217)	(150,828)
Total stockholders' equity	132,745	128,243
Total liabilities and stockholders' equity	$185,989	$173,680

98
The accompanying notes are an integral part of these consolidated financial statements.

Expensify, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenue	$142,101	$139,236
Cost of revenue, net	70,574	64,239
Gross margin	71,527	74,997
Operating expenses:
Research and development	20,683	24,638
General and administrative	42,121	38,382
Sales and marketing	26,742	12,797
Total operating expenses	89,546	75,817
Loss from operations	(18,019)	(820)
Other income (expense), net	1,726	(1,572)
Loss before income taxes	(16,293)	(2,392)
Provision for income taxes	(5,096)	(7,663)
Net loss	$(21,389)	$(10,055)
Net loss per share:
Basic and diluted	$(0.23)	$(0.12)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	92,283,974	87,380,708

99
The accompanying notes are an integral part of these consolidated financial statements.

Expensify, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share and per share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	85,225,328	$8	$241,509	$(140,773)	$100,744
Issuance of common stock upon exercise of stock options, net of shares exchanged for payment	—	—	1,915,660	—	431	—	431
Vesting of early exercised stock options	—	—	—	—	426	—	426
Issuance of restricted stock units	—	—	35,808	—	70	—	70
Repurchases of early exercised stock options	—	—	(32,954)	—	—	—	—
Issuance of common stock under Matching Plan	—	—	4,084,514	1	4,090	—	4,091
Issuance of common stock in connection with restricted stock units vesting	—	—	1,441,804	—	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(647,457)	—	(2,179)	—	(2,179)
Repurchase and retirement of common stock	—	—	(645,938)	—	(1,510)	—	(1,510)
Stock-based compensation	—	—	—	—	36,225	—	36,225
Net loss	—	—	—	—	—	(10,055)	(10,055)
Balance at December 31, 2024	—	$—	91,376,765	$9	$279,062	$(150,828)	$128,243
Issuance of common stock upon exercise of stock options	—	—	361,924	—	323	—	323
Vesting of early exercised stock options	—	—	—	—	113	—	113
Issuance of restricted stock units	—	—	11,218	—	33	—	33
Settlement of liability-classified restricted common shares	—	—	628,359	—	—	—	—
Issuance of common stock under Matching Plan	—	—	4,493,975	—	6,321	—	6,321
Issuance of common stock in connection with restricted stock units vesting	—	—	1,011,779	—	—	—	—
Repurchase and retirement of common stock	—	—	(4,823,118)	—	(9,095)	—	(9,095)
Stock-based compensation	—	—	—	—	28,196	—	28,196
Net loss	—	—	—	—	—	(21,389)	(21,389)
Balance at December 31, 2025	—	$—	93,060,902	$9	$304,953	$(172,217)	$132,745

100
The accompanying notes are an integral part of these consolidated financial statements.

Expensify, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(21,389)	$(10,055)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	8,460	6,814
Reduction of operating lease right-of-use assets	575	547
Loss on impairment, receivables and sale or disposal of equipment	603	727
Stock-based compensation	26,578	33,537
Amortization of debt issuance costs	133	54
Deferred tax assets	5	(42)
Changes in assets and liabilities:
Accounts receivable, net	(355)	704
Settlement assets, net	(2,054)	(2,469)
Prepaid expenses	6,501	(1,490)
Other current assets	(6,852)	2,341
Other assets	(135)	(167)
Accounts payable	91	(1,091)
Accrued expenses and other liabilities	9,727	(404)
Operating lease liabilities	(588)	8
Settlement liabilities	(1,300)	(5,145)
Other liabilities	89	8
Net cash provided by operating activities	20,089	23,877
Cash flows from investing activities:
Purchase of property and equipment	(17)	—
Software development costs	(3,538)	(7,628)
Net cash used in investing activities	(3,555)	(7,628)
Cash flows from financing activities:
Principal payments of finance leases	(140)	(129)
Principal payments of outstanding debt	—	(22,671)
Payments for debt issuance costs	(153)	(71)
Repurchases of early exercised stock options	—	(35)
Proceeds from common stock purchased under Matching Plan	6,321	4,091
Proceeds from issuance of common stock on exercise of stock options	323	431
Payments for employee taxes withheld from stock-based awards	—	(2,179)
Repurchase and retirement of common stock	(9,095)	(1,510)
Net cash used in financing activities	(2,744)	(22,073)
Net increase (decrease) in cash and cash equivalents and restricted cash	13,790	(5,824)
Cash and cash equivalents and restricted cash, beginning of period	90,834	96,658
Cash and cash equivalents and restricted cash, end of period	$104,624	$90,834

101
The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,362
Noncash investing and financing items:
Stock-based compensation capitalized as software development costs	$1,618	$2,688
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$111	$37
Fair value of common stock issued to settle liability-classified restricted stock units	$1,198	$—
Cashless exercise of stock options	$—	$335
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$63,080	$48,772
Restricted cash included in other current assets	18,544	19,980
Restricted cash included in settlement assets, net	23,000	22,082
Total cash and cash equivalents and restricted cash	$104,624	$90,834

102
The accompanying notes are an integral part of these consolidated financial statements.

Expensify, Inc.
Notes to Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of the Business
Expensify, Inc. (“Expensify”) was incorporated in Delaware on April 29, 2009. Expensify offers a comprehensive expense management platform that integrates with a variety of third-party accounting applications, including QuickBooks Desktop, QuickBooks Online, Xero, NetSuite, Intacct, Sage, Microsoft Dynamics, MYOB and others. Expensify's product simplifies the way that employees and vendors manage and submit expense receipts and bills and provides efficiencies to companies for the payment of those bills. Expensify delivers its services over the internet to corporations and individuals under license arrangements and offers unique pricing options for small and medium-sized businesses and enterprises primarily on a per-active-member basis. Expensify has subsidiaries in the United States (“U.S.”), Australia, Canada, Netherlands and the United Kingdom (“UK”).
Expensify also offers an Expensify charge card (the “Expensify Card”), which is primarily distributed to corporate customers in the U.S. who subsequently distribute the card to their employees for business use. The Expensify Card allows customers to have real-time control over their employees' spending and compliance with spending limits in addition to eReceipt reporting on purchases.
As of December 31, 2025, the Expensify Card substantially consisted of a single card program that launched in February 2024 (the “Updated Card Program”). The Updated Card Program operates under an agreement with the issuing bank, The Bancorp Bank, N.A. (“Bancorp”), to issue Expensify Cards to customers and authorize and settle transactions on the Visa card network.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Expensify, its wholly-owned subsidiaries, and Expensify.org (collectively, the “Company”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position, results of operations, equity, and cash flows for the periods presented.
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

Expensify, Inc.
Notes to Consolidated Financial Statements

Estimates and assumptions by management affect the Company’s classification of employee and employee-related expenses, the useful lives and recoverability of long-lived assets and deferred contract acquisition costs, income taxes, capitalization of internal-use software costs, and stock-based compensation.
Foreign Currency
The Company uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into the U.S. dollar at the end-of-period exchange rates except for prepaid expenses, property and equipment and related depreciation and amortization, and lease ROU assets and related amortization, which are remeasured at the historical exchange rates. Revenues and expenses are remeasured at average exchange rates in effect during each period. Gains or losses from foreign currency transactions are included within Other income (expense), net on the Consolidated Statements of Operations.
Comprehensive Loss
The Company has no components of other comprehensive loss. Therefore, net loss equals comprehensive loss for all periods presented.
Cash and Cash Equivalents
Cash consists of funds deposited with banks. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The recorded carrying amount of cash equivalents, which is cost plus accrued interest, if any, approximates fair value. As of December 31, 2025 and 2024, the Company had no cash equivalents.
Restricted Cash
Restricted cash primarily includes Expensify Card posted collateral, cash held by Expensify.org for social justice and equity efforts of Expensify.org, and earned interchange held for the benefit of the Company until released by the issuing bank. Refer to Note 6 for the breakout of these amounts within Other current assets as of December 31, 2025 and 2024.
Restricted cash also includes amounts within Settlement assets, net for funds held for customers that are deposited into a commercial bank account held by the Company for the benefit of the customers until remitted to the customer's members. Refer to the settlement assets and liabilities policy note below for further detail.
Accounts Receivable and Allowance for Expected Credit Losses
Accounts receivable are recorded at the invoiced amount, net of an allowance for expected credit losses. The allowance for expected credit losses is based on the Company’s assessment of the collectability of the accounts receivable. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. The Company recorded an immaterial allowance for expected credit losses as of December 31, 2025 and 2024.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with federally insured commercial banks in the United States that may at times exceed federally insured limits. Management believes that these financial institutions are financially sound, and the Company has not experienced material losses to date. The Company generally does not require collateral or other security in support of accounts receivable except for the restricted cash accounts discussed in the restricted cash policy note

Expensify, Inc.
Notes to Consolidated Financial Statements

above. No customer represented 10% or more of revenue during the years ended December 31, 2025 and 2024. In addition, there were no customers representing 10% or more of accounts receivable as of December 31, 2025 and 2024.
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
For customer transactions incurred through the Expensify Card, the Company initiates a transaction facilitated by a third-party vendor to collect funds from customers that are deposited into a commercial bank account held by the Company until remitted to the issuing bank. The majority of customers settle Expensify Card transactions on a daily basis while certain customers settle Expensify Card transactions on a monthly basis. The Company records a settlement receivable for Expensify Card transactions until funds are cleared in the Company’s commercial bank account. A corresponding liability is recorded until funds are remitted from the Company’s commercial bank account to the issuing bank.
Settlement receivables are recorded net of an allowance for expected credit losses. The allowance for expected credit losses is based on the Company’s assessment of the collectability of the settlement receivables. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer settlement terms. The Company recorded a $0.1 million allowance for expected credit losses as of December 31, 2025 and 2024. During the years ended December 31, 2025 and 2024, the Company recorded credit losses of $2.3 million and $0.3 million, respectively, net of recoveries of $0.8 million for both years.
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
Operating and finance leases are included in Lease right-of-use assets, Lease liabilities, current and Lease liabilities, non-current on the Consolidated Balance Sheets. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. The Company uses rates implicit in the lease, or if not readily available, its incremental borrowing rate, to calculate its ROU assets and liabilities. The operating and finance lease ROU assets also include any lease payments made before commencement and exclude lease incentives.
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
Property and Equipment, Net
Property and equipment, net are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, typically three years for computer equipment, five years for furniture and fixtures and thirty years for buildings. Land has an indefinite useful life and is not depreciated. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposal, the cost and related accumulated depreciation and amortization are removed from the Consolidated Balance Sheets and the resulting gain or loss is reflected in the Consolidated Statements of Operations. Gains or losses from disposition of property and equipment for each of the years ended December 31, 2025 and 2024 have been immaterial.
Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No depreciation is recorded for construction in progress until the relevant assets are completed and put into use. There was no construction in progress as of December 31, 2025. Construction in progress as of December 31, 2024 represents leasehold improvements under installation.
Capitalized Software Development Costs, Net
The Company capitalizes internal and external costs directly related to obtaining or developing internal-use software during the application development stage of the projects. Additionally, the Company capitalizes qualifying costs incurred for upgrades and enhancements that result in additional functionality to existing software. Maintenance activities or minor upgrades are expensed in the period performed. The Company's internal-use software is reported at cost less accumulated amortization. Amortization begins once the project is ready for its intended use, which is usually when the software code goes into production. The Company amortizes the asset on a straight-line basis over a period of three years, which is the estimated useful life. During the years ended December 31, 2025 and 2024, the Company capitalized $5.3 million and $10.4 million, respectively, in software development costs.
Long-Lived Assets
Long-lived assets, primarily capitalized software development costs, property and equipment and lease right-of-use assets, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When indications of impairment are present and the estimated undiscounted future cash flows from the use of the asset are less than the asset's carrying value, the related asset will be written down to fair value. Any impairment losses are included in the same financial statement caption as the related depreciation and amortization for the respective asset class on the Consolidated Statements of Operations. Impairment losses on long-lived assets were immaterial for each of the years ended December 31, 2025 and 2024.
Revenue Recognition
The Company generates revenue from subscription fees paid by its customers to access and use the Company’s hosted software services, as well as standard customer support. Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the

Expensify, Inc.
Notes to Consolidated Financial Statements

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
The Company charges its customers subscription fees for access to its platform based on the number of monthly members and level of service. The contractual price per member is based on either negotiated fees or rates published on the Company’s website. The Company’s contracts with customers include two performance obligations: access to the hosted software service (“SaaS”), inclusive of all features available within the platform, and related customer support. The SaaS and the support are accounted for as a combined performance obligation because they have the same pattern of transfer over the same period and, therefore, are delivered concurrently. The Company satisfies its performance obligation over time each month as it provides the SaaS and support services to customers and, as such, recognizes revenue monthly based on the number of monthly members and contractual rate per member.
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
Under the Updated Card Program, the Company generates revenue from the authorization and settlement of Expensify Card transactions and is contractually entitled to all interchange generated on Expensify Card transactions based on its agreement with the issuing bank. The Company has a stand-ready performance obligation to customers to provide card program management services as part of its SaaS offering, which includes card transaction authorization and settlement services. Interchange fees earned by the Company represent variable consideration. The Company satisfies its performance obligation daily as transactions are authorized and settled, with customers simultaneously receiving and consuming the benefits of these services. Accordingly, interchange fees earned for transactions settled on a given day are recognized as revenue on that day. Based on the Company's agreements with the payment processor and issuing bank, the Company controls the services provided to customers and is the principal in the transaction. As such, the Company recognizes interchange as revenue on a gross basis within Revenue on the Consolidated Statements of Operations.
Cashback Rewards
The Company offers a cashback rewards program to all customers based on volume of Expensify Card transactions. Cashback rewards are earned on a monthly basis and are applied against outstanding customer receivables or are paid out the following month. The Company considers cashback rewards as consideration payable to a customer and it is recorded as contra revenue within Revenue on the Consolidated Statements of Operations. Cashback rewards are variable based on the volume of customer spend. Cashback rewards liability was $0.6 million and $0.5 million as of December 31, 2025 and 2024, respectively, and is recorded within Accrued expenses and other liabilities on the Consolidated Balance Sheets. Cashback rewards offset against outstanding customer receivables were $0.4 million and $0.3 million as of December 31, 2025 and 2024, respectively, and are reflected as a reduction to Accounts receivable, net on the Consolidated Balance Sheets.

Expensify, Inc.
Notes to Consolidated Financial Statements

Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers (in thousands):

	Year Ended December 31,
	2025	2024
Subscription fees	$130,537	$138,822
Interchange	21,284	9,178
Other	365	182
Cashback rewards	(10,085)	(8,946)
Total revenue	$142,101	$139,236

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
The following table presents the change in deferred contract acquisition costs (in thousands):

	2025	2024
Balance as of January 1	$745	$338
Added during the year	654	629
Amortized during the year	(439)	(222)
Balance as of December 31	$960	$745

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

Expensify, Inc.
Notes to Consolidated Financial Statements

The fair value of the Company’s underlying common stock is determined by the closing price, on the date of grant, of its Class A common stock, which is traded on the Nasdaq Global Select Market (“Nasdaq”). Costs associated with restricted stock units (“RSUs”) granted to employees, consultants and directors (collectively, “Service Providers”) with a service condition only are recognized using the straight-line method over the requisite service period of the award. This includes RSUs granted to Service Providers with a service condition only that are subject to a graded vesting schedule, ensuring that the amount recognized is at least equal to the vested portion of the award at each reporting date. Costs associated with RSUs granted to Service Providers with both a performance condition and service condition are recognized using the accelerated graded method over the requisite service period of the award.
The Company will grant RSUs to non-employee directors on an annual basis at each annual stockholders' meeting that will be recognized on a straight-line basis over the requisite service period of the award, which is one year. Furthermore, RSUs will be granted to non-employee directors on a quarterly basis as a retainer for their services, which will be recognized on a straight-line basis over the requisite service period of the award, which is three months.
Forfeitures are recorded as they occur for all RSUs. Refer to Note 9 for further detail over stock-based compensation and the stock incentive plans of the Company.
Employee and Employee-Related Expenses
Allocating employee and employee-related expenses, which consist of contractor costs, employee salary and wages, stock-based compensation and travel and other employee-related costs, to their appropriate financial statement line items on the Consolidated Statements of Operations, requires the Company to make estimates and judgments as a result of a generalist model and organizational structure. The Company bases the estimates for allocating employee and employee-related expenses on defined teams. Management reviews the estimates each reporting period to evaluate the amounts allocated to Cost of revenue, net, Research and development, General and administrative, and Sales and marketing on the Consolidated Statements of Operations.
Cost of Revenue, Net
Cost of revenue, net primarily consists of personnel-related expenses, including stock-based compensation, attributable to supporting customers and maintenance of the Company's platform, amortization expense on capitalized software development costs, expenses related to hosting the Company’s service, including the costs of data center capacity, credit card processing fees, third-party software license fees, amortization of finance lease right-of-use assets, outsourcing engineering costs to maintain the Company's platform, outsourcing costs to support customer service and outsourcing costs to support the Company's patented scanning technology SmartScan, net of consideration from a vendor under the Updated Card Program for certain volume-based incentives from Visa and consideration from a vendor under the previous card program (the “Legacy Card Program”), of which an immaterial number of cardholders continue to operate within, for monetizing Expensify Card activities.
This consideration under the Updated Card Program is included as a reduction to cost of revenue of $1.5 million and $0.3 million for years ended December 31, 2025 and 2024, respectively.
This consideration under the Legacy Card Program is included as a reduction to cost of revenue of an immaterial amount for the year ended December 31, 2025 and $7.2 million for the year ended December 31, 2024.

Expensify, Inc.
Notes to Consolidated Financial Statements

Research and Development
Research and development expenses primarily consist of personnel-related expenses, including stock-based compensation, and external contributor expenses incurred in the planning and preliminary project stage of new products or enhancing existing products or services. The Company capitalizes certain software development costs that are attributable to developing or adding significant functionality to our internal-use software during the application development stage of the projects. All research and development expenses, excluding capitalized software development costs, are expensed as incurred.
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses, including stock-based compensation, for any employee time allocated to administrative functions, including finance and accounting, legal and compliance, and human resources. In addition to personnel-related expenses, general and administrative expenses consist of business insurance, rent, utilities, depreciation on property and equipment, amortization of operating lease right-of-use assets, information technology, external professional services, including finance and accounting, audit, tax, legal and compliance, and human resources, third-party software license fees, settlement losses, net of recoveries, and legal settlements. General and administrative expenses are expensed as incurred.
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
Advertising costs were $12.7 million and $2.5 million for the years ended December 31, 2025 and 2024, respectively.
Other Income (Expense), Net
Other income (expense), net, primarily consists of interest income. It also includes the results of operations of our Fifth & Harvey, LLC subsidiary, realized gains and losses on foreign currency transactions, foreign currency remeasurement, and interest paid under the Company's credit facilities with Canadian Imperial Bank of Commerce (“CIBC”).
Income Taxes
The Company is subject to income taxes in the U.S. and several foreign jurisdictions. The Company records a provision for income taxes utilizing the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities, as well as net operating losses (“NOL”) and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized.
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

Expensify, Inc.
Notes to Consolidated Financial Statements

to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.
The Company is subject to the global intangible low-taxed income (“GILTI”) provisions of the Tax Cuts and Jobs Act (“TCJA”) due to its foreign operations. H.R.1 renamed GILTI to Net Controlled Foreign Corporation Tested Income (“NCTI”) for tax years beginning after December 31, 2025. The Company's accounting policy with respect to GILTI, or NCTI in future periods, is to account for it as a period cost.
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
Share Repurchases
When common stock is repurchased for retirement, the Company's policy is to allocate the excess of the repurchase price over the par value of shares acquired to both accumulated deficit and additional paid-in capital. The Company estimates the additional paid-in capital carrying value per common stock by dividing the Additional paid-in capital balance from our most recent quarterly financial statements preceding the repurchase by the number of common shares issued and outstanding from our most recent quarterly financial statements preceding the repurchase. The calculated additional paid-in capital carrying value per share is then applied to the number of shares to be retired to determine the portion to be allocated to additional paid-in capital.
Segment Reporting
The Company operates as one reportable segment because its chief operating decision maker (“CODM”), a committee that consists of the chief executive officer, the chief financial officer, and the chief strategy officer, reviews the Company’s financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. Accordingly, the CODM uses Net loss on a consolidated basis to measure segment profit or loss and reviews significant segment expenses on a consolidated basis to manage the Company's operations, which includes Cost of revenue, net, Research and development, General and administrative, and Sales and marketing. All significant segment expenses for the years ended December 31, 2025 and 2024 are presented on the Consolidated Statements of Operations. Interest income is recorded within Other income (expense), net on the Consolidated Statements of Operations. Interest income was $1.9 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively. The measure of segment assets is Total assets as reported on the Consolidated Balance Sheets. Substantially all long-lived assets are located in the United States.

Expensify, Inc.
Notes to Consolidated Financial Statements

The table below provides the Company’s revenue by geographic region based on the transaction currency (in thousands). No other individual country outside of the United States accounted for more than 10% of total revenue.

	Year Ended December 31,
	2025	2024
United States	$129,638	$126,808
All other locations	12,463	12,428
Total revenue	$142,101	$139,236

Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disaggregation, in the notes to the financial statements, of certain cost and expense captions presented on the face of the Company's Consolidated Statements of Income to provide enhanced transparency to investors. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027 and allows for adoption on a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software. The ASU removes all references to software development stages and requires capitalization of software costs when management has committed to the software project and it is probable the software will be completed and perform its intended use. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU is effective for annual periods beginning after December 15, 2024 and allows for adoption on a prospective or retrospective basis. The Company adopted this ASU for the 2025 annual period on a prospective basis. Refer to Note 10 to the consolidated financial statements for such new disclosures.

Expensify, Inc.
Notes to Consolidated Financial Statements

NOTE 3 – CAPITALIZED SOFTWARE, NET
Capitalized software, net consisted of the following (in thousands):

	As of December 31,
	2025	2024
Capitalized software development costs	$36,393	$32,332
Less: accumulated amortization	(22,797)	(16,100)
Capitalized software, net	$13,596	$16,232

Amortization expense related to capitalized software development costs is recorded within Cost of revenue, net on the Consolidated Statements of Operations. Amortization expense for the years ended December 31, 2025 and 2024 was $7.7 million and $5.9 million, respectively.
NOTE 4 – PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2025	2024
Computers and equipment	$165	$170
Furniture and fixtures	1,889	1,930
Leasehold improvements	7,791	7,937
Commercial building	9,209	6,493
Land	4,151	4,151
Construction in progress	—	2,570
Total property and equipment	23,205	23,251
Less: accumulated depreciation	(10,189)	(9,630)
Property and equipment, net	$13,016	$13,621

Depreciation expense related to property and equipment is recorded within General and administrative, Sales and marketing, and Other income (expense), net on the Consolidated Statements of Operations. Depreciation expense related to property and equipment for the years ended December 31, 2025 and 2024 was $0.6 million and $0.8 million, respectively.
NOTE 5 – LEASES
The Company has operating leases for real estate and a finance lease for data center equipment. The operating and finance leases contain options to extend or terminate the leases. However, these were not included in the original accounting treatment of the leases as the Company is not reasonably certain to exercise these options.
During the years ended December 31, 2025 and 2024, the Company did not enter into any new operating or finance lease agreements.

Expensify, Inc.
Notes to Consolidated Financial Statements

The components of lease cost reflected on the Consolidated Statements of Operations were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Finance lease cost:
Amortization of ROU assets	$136	$136
Interest on lease liabilities	13	24
Total finance lease cost	149	160
Operating lease cost	1,064	1,069
Short-term lease cost	423	524
Total lease cost	$1,636	$1,753

Other information related to leases was as follows (in thousands, except percentages or as noted within):

	As of December 31,
	2025	2024
Finance lease ROU asset (included within Lease right-of-use assets)	$91	$227
Operating lease ROU asset (included within Lease right-of-use assets)	$4,639	$5,214
Weighted average remaining lease term (in years):
Finance leases	0.67	1.67
Operating leases	7.48	8.32
Weighted average discount rate:
Finance leases	8.10%	8.10%
Operating leases	8.30%	8.30%

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,079	$516
Operating cash flows from finance leases	$13	$24
Financing cash flows from finance leases	$140	$129

Expensify, Inc.
Notes to Consolidated Financial Statements

Maturities of lease liabilities as of December 31, 2025 were as follows (in thousands):

For the year ending:	Finance leases	Operating leases
2026	$102	$1,018
2027	—	1,033
2028	—	1,063
2029	—	1,095
2030	—	842
Thereafter	—	2,562
Total future lease payments	102	7,613
Less: imputed interest	(2)	(1,974)
Less: lease liabilities, current	(100)	(578)
Lease liabilities, non-current	$—	$5,061

NOTE 6 – SIGNIFICANT BALANCE SHEET COMPONENTS
Other Current Assets
Other current assets consisted of the following (in thousands):

	As of December 31,
	2025	2024
Expensify Card posted collateral for funds held for customers	$10,530	$12,415
Expected insurance recoveries	6,710	—
Expensify.org restricted cash	6,181	5,972
Earned interchange restricted cash	1,654	1,442
Deferred contract acquisition costs	508	339
Income tax receivable	495	429
Other restricted cash	179	151
Other	87	160
Other current assets	$26,344	$20,908

Expensify, Inc.
Notes to Consolidated Financial Statements

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Estimated putative class action liability	$9,500	$—
Professional fees	1,787	1,336
Partner payouts and advertising fees	1,559	1,194
Sales, payroll and other taxes payable	1,484	2,538
Matching Plan payroll liability	672	408
Cashback rewards	562	489
Credit card processing fees	477	411
Income taxes payable	284	934
Other	1,568	930
Accrued expenses and other liabilities	$17,893	$8,240

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
Loan and Security Agreement
In February 2024, the Company entered into a Second Amended and Restated Loan and Security Agreement (as amended by the amendments described below, the “2024 Amended Loan and Security Agreement”) with CIBC. The 2024 Amended Loan and Security Agreement provided for a $25.0 million revolving credit facility that was set to expire in September 2025. Borrowings under the revolving credit facility accrued interest at CIBC’s reference rate plus 1.00% and were secured by substantially all of the Company's assets.
In April 2024, the Company entered into an irrevocable standby letter of credit (the “Letter of Credit”) issued under the 2024 Amended Loan and Security Agreement to reduce cash collateral requirements in connection with the Updated Card Program. The Letter of Credit was issued in the amount of $1.0 million for the benefit of Bancorp. The Letter of Credit was renewed on February 28, 2025 and expires on March 20, 2026. On April 16, 2025, the Company entered into an amendment to the irrevocable standby letter of credit to increase the Letter of Credit to $7.5 million.
On July 10, 2024, the then-outstanding balance of $15.0 million and an immaterial amount of accrued interest under the revolving credit facility were repaid in full.

Expensify, Inc.
Notes to Consolidated Financial Statements

On July 1, 2025, the Company terminated the revolving credit facility under the 2024 Amended Loan and Security Agreement. At the time of such termination, the Company had no borrowings under the revolving credit facility, and certain terms of the 2024 Amended Loan and Security Agreement, including collateral security, survived the termination with respect to outstanding Contingent Obligations (as defined in the 2024 Amended Loan and Security Agreement) arising from Bank Services (as defined in the 2024 Amended Loan and Security Agreement). The Letter of Credit, which had no amounts drawn, also remained outstanding. There were no penalties incurred by the Company as a result of the termination of the revolving credit facility.
As of December 31, 2024, there were no borrowings outstanding under the revolving credit facility Interest expense included within Other income (expense), net on the Consolidated Statements of Operations for the years ended December 31, 2025 and 2024 was $0.1 million and $1.1 million, respectively.
Letter of Credit Security Agreement
On October 9, 2025, the Company entered into a Letter of Credit Facility and Security Agreement (the “LOC Security Agreement”) with CIBC. The LOC Security Agreement, among other things, provides for the issuance of additional irrevocable standby letters of credit, governs the terms of the outstanding Letter of Credit originally issued under the 2024 Amended Loan and Security Agreement, and grants to CIBC, for the ratable benefit of the lenders, a security interest in substantially all of the assets of the Company and its subsidiaries, and also replaces the 2024 Amended Loan and Security Agreement with respect to the Contingent Obligations described above. Under the LOC Security Agreement, the Letter of Credit remained at $7.5 million with an expiration date of March 20, 2026. No amounts had been drawn on the Letter of Credit as of December 31, 2025.
NOTE 8 – STOCKHOLDERS’ EQUITY
Share Repurchase Program
On May 10, 2022, the Executive Committee of our Board of Directors (the “Executive Committee”) approved a share repurchase program with authorization to purchase up to $50.0 million of shares of Class A common stock (“2022 Share Repurchase Program”). The 2022 Share Repurchase Program authorized the Company to repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with applicable securities laws and other restrictions. The 2022 Share Repurchase Program, which would have expired in March 2025, was replaced with the 2025 Share Repurchase Program described below.
On February 25, 2025, the Executive Committee approved a new share repurchase program with authorization to purchase up to $50.0 million of shares of Class A common stock that expires on March 31, 2028 (“2025 Share Repurchase Program”). Under the 2025 Share Repurchase Program, the Company may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act, in accordance with applicable securities laws and other restrictions. The actual timing and total amount of future repurchases are subject to business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of the Company's current and future debt agreements and other considerations. The 2025 Share Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and the program may be suspended or terminated by the Company at any time at its discretion without prior notice.

Expensify, Inc.
Notes to Consolidated Financial Statements

During the year ended December 31, 2025, the Company repurchased 4,823,118 shares of Class A common stock at a total cost of $9.1 million under the 2025 Share Repurchase Program.
During the year ended December 31, 2024, the Company repurchased 645,938 shares of Class A common stock at a total cost of $1.5 million under the 2022 Share Repurchase Program. These shares were repurchased from the Company's Chief Executive Officer, David Barrett, at a price of $2.34 per share, which represented a weighted average price for the Class A Common Stock of the Company for the three trading-day period ended August 27, 2024 as reported by Nasdaq.
As of December 31, 2025, the Company had approximately $41.0 million remaining under the 2025 Share Repurchase Program, not including amounts used for net share settlement of vested equity incentive awards.
NOTE 9 – STOCK INCENTIVE PLANS
2009 and 2019 Stock Plans
In 2009, the Board of Directors approved the 2009 Stock Plan (“2009 Stock Plan”). As amended in 2015, the 2009 Stock Plan permitted the Company to grant up to 16,495,150 shares of common stock. In January 2018, the Company increased the number of shares of common stock reserved under the 2009 Stock Plan by 535,130 shares to 17,030,280 shares. In April 2019, the Board of Directors approved the adoption of the 2019 Stock Plan (“2019 Stock Plan", and together with the 2009 Stock Plan, “Stock Plans”). The 2019 Stock Plan permitted the Company to grant up to 8,173,970 additional shares, increasing the overall common stock reserved for grant under the Stock Plans to 25,204,250 shares. On November 9, 2021, the Board of Directors amended and restated the 2019 Stock Plan to, among other things, increase the common stock reserved for issuance under the 2019 Stock Plan to an aggregate of 16,856,770 shares of Class A and LT50 common stock.
The Stock Plans will continue to govern the terms and conditions of the outstanding awards granted under the Stock Plans. Upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A or LT50 common stock underlying outstanding stock-based awards granted under the 2019 Stock Plan, an equal number of shares of Class A common stock will become available for grant under the 2021 Incentive Award Plan (“2021 Plan”) and the Company's Stock Purchase and Matching Plan (“Matching Plan” and together with the 2021 Plan, “2021 Incentive Plans”).
2021 Incentive Plans
In November 2021, the Board of Directors adopted, and the Company's stockholders approved, the 2021 Incentive Plans, which both became effective immediately before the effectiveness of the Company's initial public offering (“IPO”) Registration Statement on Form S-1 and use a combined share reserve. Under the 2021 Incentive Plans, 11,676,932 shares of Class A common stock were initially reserved for issuance pursuant to a variety of stock-based awards, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) and other forms of equity and cash compensation under the 2021 Plan and purchase rights and matching awards under the Matching Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Plans will be increased upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A or LT50 common stock underlying outstanding stock-based awards granted under the 2019 Stock Plan. The number of shares of Class A common stock reserved and available for issuance under the 2021 Incentive Plans as of December 31, 2025 and 2024 was 20,992,688 shares and 20,879,081 shares, respectively. The number of shares will automatically increase

Expensify, Inc.
Notes to Consolidated Financial Statements

each subsequent January 1 through January 1, 2031, by the lesser of (A) 6% of the aggregate number of shares of all classes of common stock outstanding on the immediately preceding calendar year, or (B) such lesser number of shares as determined by the Company’s Board of Directors or compensation committee; provided, however, that no more than 87,576,990 shares of Class A common stock may be issued upon the exercise of incentive stock options.
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
The price at which Class A common stock is purchased under the Matching Plan equals the average of the high and low trading price of a share of Class A common stock as of the last trading day of the offering period. At the end of each offering period, the Company may provide a discretionary match up to 1/10 of a share of Class A common stock for each share of Class A common stock purchased by or issued to a service provider under the Matching Plan that is retained through the end of the applicable offering period. No fractional shares will be issued by the Company. The Company will round to the nearest full share for shares purchased or matched shares issued to a Service Provider under the Matching Plan. The match rate applicable to each offering period shall be limited to 1.50% of the shares of any class of capital stock outstanding as of the exercise date applicable to such offering period. The Company estimates the fair value of matched shares provided under the Matching Plan using the closing price of the Company's Class A common stock on Nasdaq on the date of grant. The Company recognizes stock-based compensation expense related to the matched shares pursuant to its Matching Plan on a straight-line basis over the applicable three-month offering period.
Service Providers who participated in the Matching Plan during 2025 purchased a total of 3,061,193 Class A common shares, based on a purchase price of $2.06, resulting in gross cash proceeds to the Company of $6.3 million.
Service Providers who participated in the Matching Plan during 2024 purchased a total of 1,922,139 Class A common shares, based on a purchase price of $2.13, resulting in gross cash proceeds to the Company of $4.1 million.
The Company has historically elected to match each share of Class A common stock purchased or issued under the Matching Plan with 1/20 of a share of Class A common stock. During 2025 and 2024, the Company granted 1,118,124 and 638,850 shares of Class A common stock under the Matching Plan, respectively.
The Company has made discretionary contributions under the Matching Plan to eligible Service Providers. During 2025 and 2024, the Company granted 314,658 and 1,523,525 shares of Class A common stock as discretionary contributions under the Matching Plan, respectively.
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

Expensify, Inc.
Notes to Consolidated Financial Statements

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
Pursuant to the Company's Non-Employee Director Compensation Program, which was adopted under the 2021 Incentive Plans, the Company granted 153,690 Class A common stock RSUs during the year ended December 31, 2025. A total of 230,064 Class A common stock RSUs vested during the year ended December 31, 2025 related to previously-granted RSU awards as the quarterly service conditions were satisfied.
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

Expensify, Inc.
Notes to Consolidated Financial Statements

During the year ended December 31, 2025, RSU activity was as follows:

	Class A Common Stock	LT50 Common Stock	Weighted average grant date fair value per share
Outstanding at December 31, 2024	2,150,101	1,894,470	$30.21
RSUs granted	153,690	—	$2.23
RSUs vested	(623,613)	(388,166)	$24.82
RSUs cancelled/forfeited/expired	(132,502)	(132,502)	$33.65
Outstanding at December 31, 2025	1,547,676	1,373,802	$30.30

The fair value of RSUs on their vesting dates during the years ended December 31, 2025 and 2024 was $2.3 million and $3.9 million, respectively. The weighted average grant date fair value per share of RSUs granted during the years ended December 31, 2025 and 2024 was $2.23 and $2.82, respectively.
As of December 31, 2025, the Company had $70.0 million of unrecognized stock-based compensation expense related to unvested equity-classified RSUs, which is expected to be recognized over the remaining weighted average life of 3.56 years.
Liability-Classified Awards
On June 20, 2025, pursuant to the 2021 Incentive Plans, the Company's compensation committee approved and authorized the grant of Class A common stock RSUs to certain Service Providers, to be issued on a quarterly basis through March 2029. Issuances of the Class A common stock RSUs will occur automatically each quarter using a predetermined fixed dollar amount that gradually decreases over time. Each RSU will vest immediately on the date it is issued, and both the issuance and vesting are subject to a service condition that will ultimately be satisfied over four years. The first quarterly automatic issuance occurred on June 20, 2025 and the remaining RSUs will be subject to quarterly issuance and vesting thereon until fully issued. The number of RSUs to be automatically issued on each issuance date will be determined based on the closing price of the Company's Class A common stock on Nasdaq on the 15th calendar day of the month during which the RSU award is issued, or the immediately preceding trading day. The awards are accounted for as liability awards and will be recognized on a straight-line basis over the life of the awards.
During the year ended December 31, 2025, the Company issued 628,359 Class A common stock RSUs and settled liability-classified awards with a fair value of $1.2 million.
As of December 31, 2025, the Company had $2.6 million of unrecognized stock-based compensation expense related to unvested liability-classified RSUs, which is expected to be recognized over the remaining weighted average life of 1.22 years.
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

Expensify, Inc.
Notes to Consolidated Financial Statements

The Company has only granted options under the Stock Plans. Options typically vest over four years and are exercisable at any time after the grant date, provided that Service Providers exercising unvested options receive restricted common stock that is subject to repurchase at the original exercise price upon termination of service. The repurchase right lapses in accordance with the vesting schedule of the exercised option. Early exercises of options prior to vesting are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises of unvested options are recorded as a liability. These repurchase terms are considered to be a forfeiture provision and do not result in liability accounting. There were no repurchases of exercised restricted common stock during the year ended December 31, 2025 and an immaterial amount during year ended December 31, 2024.
As of December 31, 2025, there were no shares subject to repurchase related to unvested stock options that had been early exercised. As of December 31, 2024, there were 92,230 shares subject to repurchase related to unvested stock options that had been early exercised for which the Company recorded a liability of $0.1 million, which is included within Accrued expenses and other liabilities on the Consolidated Balance Sheets. This liability was reclassified to common stock and additional paid-in capital upon vesting of the underlying shares.
A summary of the Company's stock option activity was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Outstanding at December 31, 2024	3,759,580	$2.29	4.11
Options exercised	(361,924)	$0.89
Options cancelled/forfeited/expired	(149,283)	$1.65
Outstanding and exercisable at December 31, 2025	3,248,373	$2.47	3.49

The total pretax intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $0.5 million and $5.6 million, respectively. The total pretax intrinsic value of options outstanding and exercisable at December 31, 2025 and 2024, was $1.3 million and $7.4 million, respectively. The intrinsic value is the difference between the estimated fair market value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. No options were granted during the years ended December 31, 2025 and 2024.
The total grant date fair value of options vested during the years ended December 31, 2025 and 2024 was $1.1 million and $2.8 million, respectively.
As of December 31, 2025, there was no unrecognized stock-based compensation cost related to unvested stock options.
Cash received from option exercises and purchases of shares under the Stock Plans for the years ended December 31, 2025 and 2024 was $0.3 million and $0.4 million, respectively.
During the year ended December 31, 2025, no shares were withheld for the cashless exercise of stock options. During the year ended December 31, 2024, there were 98,403 shares withheld for the cashless exercises of stock options.

Expensify, Inc.
Notes to Consolidated Financial Statements

Stock-Based Compensation
The following table summarizes the stock-based compensation expense recognized for awards granted under the Company's authorized stock incentive plans (in thousands):

	Year Ended December 31,
	2025	2024
Matching Plan shares	$3,980	$4,835
Equity-classified restricted stock units	22,021	28,426
Settlement of liability-classified restricted stock units	1,198	—
Stock options	997	2,964
Total stock-based compensation	28,196	36,225
Less: stock-based compensation capitalized as software development costs	(1,618)	(2,688)
Total stock-based compensation expense	$26,578	$33,537

Stock-based compensation expense is allocated based on the cost center to which the award holder spent time during the reported periods. Stock-based compensation is included within the following components of expenses on the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2025	2024
Cost of revenue, net	$10,637	$12,506
Research and development	7,701	11,900
General and administrative	4,768	6,815
Sales and marketing	3,472	2,316
Total stock-based compensation expense	$26,578	$33,537

NOTE 10 – INCOME TAXES
The components of the Company's loss before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2025	2024
Domestic	$(17,784)	$(3,399)
Foreign	1,491	1,007
Total loss before income taxes	$(16,293)	$(2,392)

Expensify, Inc.
Notes to Consolidated Financial Statements

The components of the Company’s provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$(2,573)	$(4,849)
State	(615)	(688)
Foreign	(1,903)	(2,168)
Total current	(5,091)	(7,705)
Deferred:
Foreign	(5)	42
Total deferred	(5)	42
Total provision for income taxes	$(5,096)	$(7,663)

Expensify, Inc.
Notes to Consolidated Financial Statements

The Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosures pursuant to ASU 2023-09 and reconciles the U.S. statutory federal income tax amount and rate to the Company's effective income tax amount and rate for the year ended December 31, 2025 (in thousands, except for percentages):

	Year Ended December 31,
	2025
Statutory tax	$(3,422)	21.0%
State and local income tax, net of federal income tax effect(1)	573	(3.5)
Nontaxable or nondeductible items:
Stock-based compensation	3,786	(23.2)
162(m) limitation	259	(1.6)
Other nondeductible items	(22)	0.2
Change in valuation allowance	3,546	(21.8)
Tax credits:
Research and development credit	(969)	5.9
Foreign tax credit	(702)	4.3
Effects of cross-border tax laws:
GILTI	689	(4.2)
Other	(23)	0.2
Foreign tax effects:
United Kingdom
Nondeductible stock-based compensation	666	(4.1)
Other	146	(0.9)
Australia
Nondeductible stock-based compensation	347	(2.1)
Statutory income tax rate differential	174	(1.1)
Canada
Nondeductible stock-based compensation	224	(1.4)
Other	76	(0.5)
Netherlands	(37)	0.2
Changes in unrecognized tax benefits	(215)	1.3
Effective income tax	$5,096	(31.3)%

(1) The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include New York, Massachusetts, Colorado, New York City, and District of Columbia.

Expensify, Inc.
Notes to Consolidated Financial Statements

The following table presents the required disclosures prior to the Company's adoption of ASU 2023-09 and reconciles the U.S. statutory federal income tax rate to the Company's effective income tax rate as follows:

Year Ended December 31,
2024
Statutory rate	21.0%
State tax	(22.9)
Research and development credit	48.5
GILTI	(33.4)
Foreign tax credit	33.2
Rate differentials for controlled foreign corporations and charitable organizations	(14.3)
Permanent items and others	1.6
Stock-based compensation	(235.6)
Change in valuation allowance	(55.4)
162(m) limitation	(63.1)
Effective income tax rate	(320.4)%

Upon adoption of ASU 2023-09, cash paid for income taxes, net of refunds received, were as follows (in thousands):

Year Ended December 31,
2025
Federal taxes	$3,203
State and local taxes	515
Foreign taxes:
United Kingdom	911
Australia	589
Canada	380
Netherlands	93
Total cash paid for income taxes, net of refunds	$5,691

The amount of cash paid for income taxes during the year ended December 31, 2024 was $5.1 million.

Expensify, Inc.
Notes to Consolidated Financial Statements

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Capitalized research and development	$13,468	$10,295
Stock-based compensation	1,950	2,436
Lease liabilities	1,409	1,611
Accruals, reserves and other	815	529
Estimated putative class action liability	685	—
Property and equipment	534	770
Tax credit carryforwards	479	134
Net operating loss carryforwards	107	107
Total deferred tax assets	19,447	15,882
Less: valuation allowance	(14,219)	(9,872)
Deferred tax assets, net of valuation allowance	5,228	6,010
Deferred tax liabilities:
Capitalized software development costs	(3,337)	(3,969)
Lease right-of-use assets	(1,161)	(1,356)
Capitalized commissions	(236)	(186)
Total deferred tax liabilities	(4,734)	(5,511)
Deferred tax assets, net	$494	$499

H.R.1, enacted on July 4, 2025, introduced provisions that modified the Internal Revenue Code (“IRC”), including the immediate expensing of domestic research and development expenditures for tax purposes. As previously required under the TCJA, the Company capitalized and amortized research and experimental (“R&D”) expenditures under IRC Section 174 for tax years beginning after December 31, 2021. With the enactment of H.R.1 in 2025, the Company began deducting domestic Section 174 costs in the year they were incurred. The Company will continue to capitalize and amortize R&D costs over 15 years for R&D performed outside of the U.S. During the years ended December 31, 2025 and 2024, the Company capitalized R&D costs of $25.0 million and $17.7 million, respectively. The deferred tax assets related to unamortized Section 174 costs are offset by a valuation allowance as of December 31, 2025 and 2024.
Under the provisions of ASC 740, Income Taxes, the Company assessed its ability to realize the benefits of its deferred tax assets by evaluating all available positive and negative evidence, objective and subjective in nature, including cumulative results of operations in recent years, sources of recent pre-tax income, projected reversals of existing taxable temporary differences, and estimates of future taxable income. As of December 31, 2025, the Company concluded it is more likely than not that the Company will not have the ability to realize the benefits of its domestic deferred tax assets in excess of existing taxable temporary differences and therefore recorded a valuation allowance on the remaining domestic deferred tax assets.
As of December 31, 2025 and 2024, the Company had $1.5 million available net operating loss carryforwards for state tax purposes, which expire in 2046. As of December 31, 2025 and 2024, the

Expensify, Inc.
Notes to Consolidated Financial Statements

Company had state research and development tax credit carryforwards of $1.2 million and $0.8 million, respectively. The state tax credits do not expire and will carry forward indefinitely until utilized.
The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. As of December 31, 2025 and 2024, the Company recorded an uncertain tax position liability of $1.6 million and $1.5 million, respectively, within Other liabilities on the Consolidated Balance Sheets.
Approximately $1.6 million and $1.5 million of the unrecognized tax benefits for the years ended December 31, 2025 and 2024, respectively, if recognized, would affect the effective tax rate. A reconciliation of the amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2025	2024
Balance as of January 1	$1,942	$2,050
Additions based on tax positions related to current year	283	300
Additions based on tax positions related to prior year	128	242
Reductions based on tax positions related to prior year	(8)	(72)
Expiration of the statute of limitations	(445)	(578)
Balance as of December 31	$1,900	$1,942

The Company recognizes penalties and interest expense related to income taxes as a component of tax expense. There are immaterial amounts of interest and penalties recorded in the Consolidated Statements of Operations for each of the years ended December 31, 2025 and 2024, and $0.3 million and an immaterial amount on the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively. The Company anticipates that it is reasonably possible its unrecognized benefits will decrease by $0.4 million, exclusive of interest and penalties, within 2026 mainly due to the expiration of the statute of limitations.
The Company's federal and state returns for the tax years ended from December 2018 to December 2025 remain open to examination.
An examination of the Company's 2021 federal tax return by the Internal Revenue Service (“IRS”) commenced in Q4 2024. The IRS concluded this examination as of June 30, 2025. There were no adjustments proposed by the IRS as a result of the examination.

Expensify, Inc.
Notes to Consolidated Financial Statements

NOTE 11 – NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31, 2025
	Class A	LT10	LT50	Consolidated
Numerator
Net loss, basic and diluted	$(18,591)	$(976)	$(1,822)	$(21,389)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	80,213,321	4,209,827	7,860,826	92,283,974
Net loss per share, basic and diluted	$(0.23)	$(0.23)	$(0.23)	$(0.23)

	Year Ended December 31, 2024
	Class A	LT10	LT50	Consolidated
Numerator
Net loss, basic and diluted	$(8,525)	$(671)	$(859)	$(10,055)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	74,080,426	5,833,311	7,466,971	87,380,708
Net loss per share, basic and diluted	$(0.12)	$(0.12)	$(0.12)	$(0.12)

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

Expensify, Inc.
Notes to Consolidated Financial Statements

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Year Ended December 31, 2025
	Class A	LT10	LT50	Consolidated
Weighted average stock options	1,411,778	—	—	1,411,778
Matching Plan shares	38,361	—	—	38,361
Total	1,450,139	—	—	1,450,139

	Year Ended December 31, 2024
	Class A	LT10	LT50	Consolidated
Weighted average stock options	2,050,684	—	—	2,050,684
Matching Plan shares	—	—	—	—
Total	2,050,684	—	—	2,050,684

NOTE 12 – COMMITMENTS AND CONTINGENCIES
Litigation
From time to time in the normal course of business, the Company may be involved in claims, proceedings and litigation. In the case of any litigation, the Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews these provisions at least quarterly and adjusts such provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.
On November 29, 2023, a putative securities class action (the “Putative Class Action”) was filed in the United States District Court for the District of Oregon captioned Wilhite v. Expensify, Inc., et al., Case No. 3:23-cv-01784-JR, naming the Company, the Company's executive officers and several of the Company's current and former directors as defendants (collectively, the “Defendants”). The lawsuit is purportedly brought on behalf of all those who purchased or acquired the Company's stock pursuant or traceable to its IPO. The complaint alleges claims under Sections 11 and 15 of the Securities Act of 1933 based on allegedly false or misleading statements in the offering documents filed in connection with the IPO. The lawsuit seeks unspecified damages and other relief. On December 17, 2025, after conducting mediation within the current discovery phase of the lawsuit, the parties reached an agreement-in-principle to settle all claims in the Putative Class Action for an aggregate sum of $9.5 million. Plaintiff filed a stipulation of settlement and motion for preliminary approval of settlement on February 12, 2026. On February 23, 2026, the Court granted preliminary approval of the settlement and set a final approval hearing for June 30, 2026. As of December 31, 2025, this liability amount is included within Accrued expenses and other liabilities on the Consolidated Balance Sheets. The settlement accrual is partially offset by a receivable of $6.7 million for amounts recoverable under the Company's applicable insurance policies, which is included within Other current assets on the Consolidated Balance Sheets as of December 31, 2025. During the year ended December 31, 2025, the Company recorded an expense of $2.8 million for the proposed settlement, net of the Company's expected insurance recoveries, which is included within General and administrative on the Consolidated Statements of Operations.
The shareholder derivative lawsuits filed during the years ended December 31, 2025 and 2024 in the United States District Court for the District of Oregon naming the Company as nominal defendant, with the Company's executive officers and several of the Company's current and former directors as

Expensify, Inc.
Notes to Consolidated Financial Statements

defendants (collectively, the “Derivative Defendants”) remain pending. The Derivative Defendants deny the allegations of wrongdoing and will continue to vigorously defend against the claims in the shareholder derivative lawsuits. At this time, the Company is unable to estimate the probability or the amount of liability, if any, related to these matters.
As of December 31, 2025 and 2024, there were no other legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company's financial position, results of operations or cash flows.
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
NOTE 13 – EMPLOYEE BENEFIT PLANS
401(k) Plan
In fiscal 2009, the Company sponsored a U.S. 401(k) defined contribution plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. Effective January 1, 2018, the Company matches up to 4.50% of each participant’s eligible compensation. No discretionary profit-sharing contributions were made for the years ended December 31, 2025 and 2024. The Company’s 401(k) matching contributions for both years ended December 31, 2025 and 2024 were $0.8 million.
In accordance with local laws and customs of the UK, the Company sponsors a UK pension plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by the Board of Directors. The Company matches up to 4.50% of each participant's eligible compensation. No discretionary profit-sharing contributions were made for the years ended December 31, 2025 and 2024. The discretionary matching contributions for both years ended December 31, 2025 and 2024 were $0.1 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Our management, under the supervision of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2025.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
Insider Trading Arrangements

	Trading Arrangement
	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares to be Sold	Expiration Date
Carlos Alvarez Divo, Director	Adopt	December 31, 2025	X		66,428	July 15, 2026
(1)Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2)Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
Certificate of Retirement
On February 26, 2026 the Company filed a Certificate of Retirement with the Secretary of State of the State of Delaware to retire 74,047 shares of LT50 common stock, par value $0.0001 per share, of the Company (“LT50 Common Stock”). All 74,047 shares of LT50 Common Stock were converted into 74,047 shares of Class A common stock, par value $0.0001 per share, of the Company (the “Class A Common Stock”). The Company’s Amended and Restated Certificate of Incorporation requires that any shares of LT50 Common Stock that are converted into shares of Class A Common Stock be retired and may not be reissued.
Effective upon filing, the Certificate of Retirement amended the Amended and Restated Certificate of Incorporation of the Company to reduce the total authorized number of shares of capital stock of the Company by 74,047 shares. The total number of authorized shares of the Company is now 1,056,764,264, such shares consisting of 1,000,000,000 shares designated Class A Common Stock, 21,871,197 shares designated LT10 Common Stock, 24,893,067 shares designated LT50 Common Stock, each with a par value of $0.0001 per share, of the Company, and 10,000,000 shares designated preferred stock, par value $0.0001 per share, of the Company.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following information with respect to our board of directors and executive officers is presented as of February 26, 2026:

Name	Age	Position at Expensify	Principal Employment
David Barrett	49	Chief Executive Officer and Director	Chief Executive Officer of Expensify
Ryan Schaffer	39	Chief Financial Officer and Director	Chief Financial Officer of Expensify
Jason Mills	44	Chief Product Officer and Director	Chief Product Officer of Expensify
Daniel Vidal	37	Chief Strategy Officer and Director	Chief Strategy Officer of Expensify
Carlos Alvarez	36	Director of Engineering and Director	Director of Engineering of Expensify
Timothy Christen	67	Director	Chairman of the Board at Mayville Engineering Company, a value-added manufacturer providing prototyping and tooling, production fabrication, coating, assembly, and aftermarket services across diverse industries
Ellen Pao	56	Director	Cofounder and Chief Executive Officer of Project Include, a nonprofit advocating for diversity, equity and inclusion in technology companies
Ying (Vivian) Liu	50	Director	Chief Financial Officer of Proficium, Inc. since April 2025. Prior to Proficium, Inc., served as President, Chief Operating Officer, and Chief Financial Officer of ContextLogic, Inc. (d/b/a Wish), a mobile e-commerce platform
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
The other information required by this Item will be set forth in, and is incorporated by reference to, our 2026 Proxy Statement (the “2026 Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2025.

Item 11. Executive Compensation
The information required by this Item will be set forth in, and is incorporated by reference to, the 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth in, and is incorporated by reference to, the 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth in, and is incorporated by reference to, the 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in, and is incorporated by reference to, the 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

Part IV
Item 15. Exhibit and Financial Statement Schedules
(a) The following documents are refiled as part of this report:
1.Financial Statements
See Index to Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” of this report.
2.Financial Statement Schedules
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.
3.Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference

Exhibit No.	Name	Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-41043	3.2	November 15, 2021

4.1	Form of Class A Common Stock Certificate.	S-1/A	333-260297	4.1	November 01, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated as of January 22, 2015, by and among the Registrant and certain of its stockholders.	S-1/A	333-260297	4.2	October 18, 2021

4.3*	Description of Registrant's Securities.

9.1	Expensify Voting Trust Agreement	10-K	001-41043	9.1	March 31, 2022

10.1	Letter of Credit Security Agreement, dated as of October 9, 2025, by and among the Registrant, the Lenders party thereto, and Canadian Imperial Bank of Commerce.	8-K	001-41043	3.2	October 15, 2025

10.2†	Employment Agreement by and between the Registrant and David Barrett.	S-1/A	333-260297	10.3	October 18, 2021

10.3†	Employment Agreement by and between the Registrant and Ryan Schaffer.	S-1/A	333-260297	10.4	October 18, 2021

10.4†	2009 Stock Plan	S-1/A	333-260297	10.6	November 01, 2021

10.5†	2009 Stock Plan – Form of Notice of Stock Option Grant (EMI)	S-1/A	333-260297	10.7	November 01, 2021

10.6†	2009 Stock Plan – Form of Option Agreement	S-1/A	333-260297	10.8	November 01, 2021

10.7†	2019 Stock Plan	S-1/A	333-260297	10.9	November 01, 2021

10.8†	2019 Stock Plan – Form of Early Exercise Notice and Restricted Stock Purchase Agreement	S-1/A	333-260297	10.10	November 01, 2021

10.9†	2019 Stock Plan – Form of Exercise Agreement (EMI)	S-1/A	333-260297	10.11	November 01, 2021

10.10†	2019 Stock Plan – Form of Exercise Agreement	S-1/A	333-260297	10.12	November 01, 2021

10.11†	2019 Stock Plan – Form of Option Agreement (early exercise) (Reg S)	S-1/A	333-260297	10.13	November 01, 2021

10.12†	2019 Stock Plan – Form of Option Agreement (early exercise)	S-1/A	333-260297	10.14	November 01, 2021

10.13†	2019 Stock Plan – Form of Notice of Stock Option Grant (EMI)	S-1/A	333-260297	10.15	November 01, 2021

10.14†	2019 Stock Plan - Form of Contingent Exercise Agreement	S-1/A	333-260297	10.16	November 01, 2021

10.15†	2019 Plan - Form of RSU Agreement	S-1/A	333-260297	10.17	November 01, 2021

10.16†	2021 Incentive Award Plan	S-1/A	333-260297	10.18	November 01, 2021

10.17†	2021 Plan - Form of RSU Agreement	S-1/A	333-260297	10.20	November 01, 2021

10.18†	2021 Plan - Form of Option Agreement	S-1/A	333-260297	10.21	November 01, 2021

10.19†	2021 Stock Purchase and Matching Plan	10-K	001-41043	10.19	March 31, 2022

10.20†	Non-Employee Director Compensation Program	S-1/A	333-260297	10.22	November 01, 2021

10.21†	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-260297	10.23	November 01, 2021

19.1	Insider Trading Policy	10-K	001-41043	19.1	February 27, 2025

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP as to the Registrant.
23.2*	Consent of Ernst & Young LLP as to the Registrant.

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
Date: February 26, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Barrett	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026
David Barrett

/s/ Ryan Schaffer	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 26, 2026
Ryan Schaffer

/s/ Carlos Alvarez	Director	February 26, 2026
Carlos Alvarez

/s/ Daniel Vidal	Director	February 26, 2026
Daniel Vidal

/s/ Jason Mills	Director	February 26, 2026
Jason Mills

/s/ Tim Christen	Director	February 26, 2026
Tim Christen

/s/ Ellen Pao	Director	February 26, 2026
Ellen Pao

/s/ Ying (Vivian) Liu	Director	February 26, 2026
Ying (Vivian) Liu