Form 10-Q
period 2026-03-31
Expensify, Inc.
filed 2026-05-07
CIK 1476840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-41043

EXPENSIFY, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-0239450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

88 Kearny St, Ste 1600, San Francisco, California	94108
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (971) 365-3939

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	EXFY	The Nasdaq Stock Market LLC
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
The registrant had outstanding 84,278,255 shares of Class A common stock, par value of $0.0001 per share, 4,209,827 shares of LT10 common stock, par value $0.0001 per share, and 7,950,037 shares of LT50 common stock, par value $0.0001 per share, as of May 4, 2026.

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
•our ability to meet the Nasdaq continued listing requirements for minimum bid price or other Nasdaq listing requirements and the potential delisting of our common stock;
•our ability to make required payments under and to comply with the various requirements of our current and future indebtedness;
•our cash flows, the prevailing stock prices, general economic and market conditions and other considerations that could affect the specific timing, price and size of repurchases under our stock repurchase program or our ability to fund any stock repurchases;
•geopolitical tensions, including the war in Ukraine and the conflict in the Middle East;
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
•the impact of tariffs and global trade disruptions on us, our customers and our vendors, including the impact on inflation, supply chains and consumer sentiment; and
•the other risks and uncertainties identified under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts and projections about future events and trends that we believe may affect our business, results of operations, financial condition and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section Part I, Item 1A. "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025, and any subsequent filings, as well as those identified in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements

Expensify, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share data)

	As of March 31,	As of December 31,
	2026	2025
Assets
Cash and cash equivalents	$66,528	$63,080
Accounts receivable, net	12,115	12,617
Settlement assets, net	53,581	45,378
Prepaid expenses	4,792	5,588
Other current assets	21,205	26,344
Total current assets	158,221	153,007
Capitalized software, net	13,269	13,596
Property and equipment, net	12,861	13,016
Lease right-of-use assets	4,559	4,730
Deferred tax assets, net	486	494
Other assets	1,201	1,146
Total assets	$190,597	$185,989
Liabilities and stockholders' equity
Accounts payable	$938	$289
Accrued expenses and other liabilities	7,668	17,893
Lease liabilities, current	648	678
Settlement liabilities	36,083	27,545
Total current liabilities	45,337	46,405
Lease liabilities, non-current	4,910	5,061
Other liabilities	1,822	1,778
Total liabilities	52,069	53,244
Commitments and contingencies (Note 4)
Stockholders' equity:
Preferred stock, par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, par value $0.0001; Class A common stock; 1,000,000,000 shares authorized; 84,272,879 and 80,767,385 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively LT10 common stock; 21,871,197 shares authorized; 4,209,827 shares issued and outstanding as of March 31, 2026 and December 31, 2025, LT50 common stock; 24,893,067 and 24,967,114 shares authorized as of March 31, 2026 and December 31, 2025, respectively; 7,950,037 and 8,083,690 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	10	9
Additional paid-in capital	313,072	304,953
Accumulated deficit	(174,554)	(172,217)
Total stockholders' equity	138,528	132,745
Total liabilities and stockholders' equity	$190,597	$185,989

The accompanying notes are an integral part of these condensed consolidated financial statements.
5

Expensify, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue, net	$33,969	$36,074
Cost of revenue, net	17,798	17,832
Gross margin	16,171	18,242
Operating expenses:
Research and development	5,265	5,358
General and administrative	9,118	10,829
Sales and marketing	3,760	3,542
Total operating expenses	18,143	19,729
Loss from operations	(1,972)	(1,487)
Other income, net	171	324
Loss before income taxes	(1,801)	(1,163)
Provision for income taxes	(536)	(2,006)
Net loss	$(2,337)	$(3,169)
Net loss per share:
Basic and diluted	$(0.02)	$(0.03)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	93,719,202	91,501,083

The accompanying notes are an integral part of these condensed consolidated financial statements.
6

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Three months ended March 31, 2026
Balance at December 31, 2025	—	$—	93,060,902	$9	$304,953	$(172,217)	$132,745
Issuance of common stock upon exercise of stock options	—	—	43,759	—	39	—	39
Issuance of restricted stock units	—	—	3,268	—	5	—	5
Settlement of liability-classified restricted common shares	—	—	459,586	—	—	—	—
Issuance of common stock under Matching Plan	—	—	2,682,042	1	1,827	—	1,828
Issuance of common stock in connection with restricted stock units vesting	—	—	183,186	—	—	—	—
Stock-based compensation	—	—	—	—	6,248	—	6,248
Net loss	—	—	—	—	—	(2,337)	(2,337)
Balance at March 31, 2026	—	$—	96,432,743	$10	$313,072	$(174,554)	$138,528

The accompanying notes are an integral part of these condensed consolidated financial statements.
7

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Three months ended March 31, 2025
Balance at December 31, 2024	—	$—	91,376,765	$9	$279,062	$(150,828)	$128,243
Issuance of common stock upon exercise of stock options	—	—	75,289	—	91	—	91
Vesting of early exercised stock options	—	—	—	—	88	—	88
Issuance of restricted stock units	—	—	4,957	—	18	—	18
Issuance of common stock under Matching Plan	—	—	729,486	—	1,151	—	1,151
Issuance of common stock in connection with restricted stock units vesting	—	—	197,170	—	—	—	—
Stock-based compensation	—	—	—	—	8,229	—	8,229
Net loss	—	—	—	—	—	(3,169)	(3,169)
Balance at March 31, 2025	—	$—	92,383,667	$9	$288,639	$(153,997)	$134,651

The accompanying notes are an integral part of these condensed consolidated financial statements.
8

Expensify, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,337)	$(3,169)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	2,256	1,983
Reduction of operating lease right-of-use assets	137	138
Loss on impairment, receivables and sale or disposal of equipment	544	156
Stock-based compensation	5,977	7,990
Amortization of debt issuance costs	52	11
Deferred tax assets	8	(6)
Changes in assets and liabilities:
Accounts receivable, net	(28)	53
Settlement assets, net	(4,481)	(5,555)
Prepaid expenses	796	590
Other current assets	6,261	150
Other assets	(55)	(26)
Accounts payable	547	330
Accrued expenses and other liabilities	(10,189)	1,462
Operating lease liabilities	(144)	(137)
Settlement liabilities	730	3,809
Other liabilities	44	77
Net cash provided by operating activities	118	7,856
Cash flows from investing activities:
Software development costs	(1,412)	(498)
Net cash used in investing activities	(1,412)	(498)
Cash flows from financing activities:
Change in customer funds, net	4,437	(3,051)
Principal payments of finance leases	(37)	(34)
Proceeds from common stock purchased under Matching Plan	1,828	1,151
Proceeds from issuance of common stock on exercise of stock options	39	91
Net cash provided by (used in) financing activities	6,267	(1,843)
Net increase in cash and cash equivalents and restricted cash	4,973	5,515
Cash and cash equivalents and restricted cash, beginning of period	104,624	90,834
Cash and cash equivalents and restricted cash, end of period	$109,597	$96,349
Noncash investing and financing items:
Stock-based compensation capitalized as software development costs	$271	$239
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$182	$174
Fair value of common stock issued to settle liability-classified restricted stock units	$376	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.
9

Expensify, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

Reconciliation of cash and cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$66,528	$59,627
Restricted cash included in other current assets	19,718	19,225
Restricted cash included in settlement assets, net	23,351	17,497
Total cash and cash equivalents and restricted cash	$109,597	$96,349

The accompanying notes are an integral part of these condensed consolidated financial statements.
10

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 – GENERAL INFORMATION
Description of the Business
Expensify, Inc. ("Expensify") was incorporated in Delaware on April 29, 2009. Expensify offers a comprehensive expense management platform that integrates with a variety of third-party accounting applications, including QuickBooks Desktop, QuickBooks Online, Xero, NetSuite, Intacct, Sage, Microsoft Dynamics, MYOB and others. Expensify's product simplifies the way that employees and vendors manage and submit expense receipts and bills and provides efficiencies to companies for the payment of those bills. Expensify delivers its services over the internet to corporations and individuals under license arrangements and offers unique pricing options for small and medium-sized businesses and enterprises primarily on a per-active-member basis. Expensify has subsidiaries in the United States ("U.S."), Australia, Canada, Netherlands and the United Kingdom ("UK").
Expensify also offers an Expensify charge card (the "Expensify Card"), which is primarily distributed to corporate customers in the U.S. who subsequently distribute the card to their employees for business use. The Expensify Card allows customers to have real-time control over their employees' spending and compliance with spending limits in addition to eReceipt reporting on purchases.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Expensify, its wholly-owned subsidiaries, and Expensify.org (collectively, the "Company") and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Annual Report").
All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position, results of operations, equity, and cash flows for the periods presented.
Results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other future annual or interim period.
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

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Updates to Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 of the 2025 Annual Report. Since the date the 2025 Annual Report was filed with the SEC, other than the updates made below to Settlement Assets, Net and Liabilities and Allowance for Expected Credit Losses, there have been no material changes to the Company's significant accounting policies, including the adoption status of recent accounting pronouncements.
Settlement Assets, Net and Liabilities and Allowance for Expected Credit Losses
Upon an approved request for expense reimbursement from customers, the Company initiates a transaction facilitated by a third-party vendor to collect funds from customers that are deposited into a commercial bank account held by the Company for the benefit of the customers until remitted to the customer’s members after a clearing period of up to three business days. The Company records a settlement receivable upon approval of the expense reimbursement until funds are cleared in the Company’s commercial bank account. A corresponding liability is recorded upon approval of the expense reimbursement until funds are remitted from the Company’s commercial bank account to the customer’s members. Changes in settlement receivables and liabilities are presented as financing activities as the Change in customer funds, net on the Condensed Consolidated Statements of Cash Flows based on the nature of the activity underlying the Company’s customer accounts.
For customer transactions incurred through the Expensify Card, the Company initiates a transaction facilitated by a third-party vendor to collect funds from customers that are deposited into a commercial bank account held by the Company. The majority of customers settle Expensify Card transactions on a daily basis while certain customers settle Expensify Card transactions on a monthly basis. The Company records a settlement receivable from customers for Expensify Card transactions until funds are cleared in the Company’s commercial bank account. A liability is recorded for Expensify Card transactions until funds are remitted to the issuing bank. Changes in settlement receivables and liabilities for customer transactions incurred through the Expensify Card are presented as operating activities on the Condensed Consolidated Statements of Cash Flows based on the nature of the activity underlying the Company’s customer accounts.
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
The Company revised the consolidated statement of cash flows for the first quarter of 2025 in the first quarter of 2026 for the classification of changes in reimbursement related settlement assets and liabilities. As a result of the revision, cash provided by operating activities increased and net cash provided by financing activities decreased by $3.1 million for the three months ended March 31, 2025. This revision was deemed to be immaterial to the condensed consolidated financial statements for the three months ended March 31, 2025.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 2 – REVENUE, NET AND CERTAIN STATEMENT OF OPERATIONS COMPONENTS
Disaggregation of Revenue, Net
The table below provides information about disaggregated revenue, net from customers (in thousands). No individual customer represented more than 10% of the Company’s total revenue, net during each of the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Subscription fees	$30,945	$33,243
Interchange	5,541	5,034
Other	119	71
Cashback rewards	(2,636)	(2,274)
Total revenue, net	$33,969	$36,074

The table below provides the Company's total revenue, net by geographic region based on the transaction currency (in thousands). No other individual country outside of the United States accounted for more than 10% of total revenue, net during each of the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
United States	$30,918	$33,074
All other locations	3,051	3,000
Total revenue, net	$33,969	$36,074

Consideration From a Vendor
Under the Expensify Card program, the Company receives consideration from a vendor for certain volume-based incentives from Visa, which are included as a reduction to Cost of revenue, net on the Condensed Consolidated Statements of Operations as earned. The amounts earned under these volume-based incentives were $0.3 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 3 – CERTAIN BALANCE SHEET COMPONENTS
Other Current Assets
Other current assets consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Expensify Card posted collateral for funds held for customers	$11,364	$10,530
Expensify.org restricted cash	6,233	6,181
Earned interchange restricted cash	1,914	1,654
Income tax receivable	875	495
Deferred contract acquisition costs	575	508
Other restricted cash	207	179
Expected insurance recoveries	—	6,710
Other	37	87
Other current assets	$21,205	$26,344

Capitalized Software, Net
Capitalized software, net consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Capitalized software development costs	$38,134	$36,393
Less: accumulated amortization	(24,865)	(22,797)
Capitalized software, net	$13,269	$13,596

Amortization expense related to capitalized software development costs is recorded in Cost of revenue, net on the Condensed Consolidated Statements of Operations. Amortization expense was $2.1 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Computers and equipment	$151	$165
Furniture and fixtures	1,869	1,889
Leasehold improvements	7,784	7,791
Commercial building	9,209	9,209
Land	4,151	4,151
Total property and equipment	23,164	23,205
Less: accumulated depreciation	(10,303)	(10,189)
Property and equipment, net	$12,861	$13,016

Depreciation expense related to property and equipment is recorded in General and administrative, Sales and marketing, and Other income, net on the Condensed Consolidated Statements of Operations. Depreciation expense related to property and equipment was $0.2 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Professional fees	$1,759	$1,787
Partner payouts and advertising fees	1,549	1,559
Sales, payroll and other taxes payable	1,182	1,484
Cashback rewards	600	562
Matching Plan payroll liability	596	672
Credit card processing fees	508	477
Income taxes payable	275	284
Estimated putative class action liability	—	9,500
Other	1,199	1,568
Accrued expenses and other liabilities	$7,668	$17,893

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 4 – COMMITMENTS AND CONTINGENCIES
Loan and Security Agreement
In February 2024, the Company entered into a Second Amended and Restated Loan and Security Agreement (as subsequently amended, the "2024 Amended Loan and Security Agreement") with Canadian Imperial Bank of Commerce (“CIBC”). The 2024 Amended Loan and Security Agreement provided for a $25.0 million revolving credit facility, which was terminated on July 1, 2025. At the time of such termination, the Company had no borrowings under the revolving credit facility, and certain terms of the 2024 Amended Loan and Security Agreement, including collateral security, survived the termination with respect to outstanding Contingent Obligations (as defined in the 2024 Amended Loan and Security Agreement) arising from Bank Services (as defined in the 2024 Amended Loan and Security Agreement). There were no penalties incurred by the Company as a result of the termination of the revolving credit facility.
In April 2024, the Company entered into an irrevocable standby letter of credit (the "Letter of Credit") issued under the 2024 Amended Loan and Security Agreement to reduce cash collateral requirements in connection with the Expensify Card program. The Letter of Credit was issued in the amount of $1.0 million for the benefit of The Bancorp Bank, N.A. On April 16, 2025, the Company entered into an amendment to the irrevocable standby letter of credit to increase the Letter of Credit to $7.5 million. The Letter of Credit remained outstanding following the termination of the revolving credit facility.
Letter of Credit Security Agreement
On October 9, 2025, the Company entered into a Letter of Credit Facility and Security Agreement (the “LOC Security Agreement”) with CIBC. The LOC Security Agreement, among other things, provides for the issuance of additional irrevocable standby letters of credit, governs the terms of the outstanding Letter of Credit originally issued under the 2024 Amended Loan and Security Agreement, grants to CIBC, for the ratable benefit of the lenders, a security interest in substantially all of the assets of the Company and its subsidiaries, and also replaces the 2024 Amended Loan and Security Agreement with respect to the Contingent Obligations (as defined in the LOC Security Agreement). Under the LOC Security Agreement, the Letter of Credit remained at $7.5 million and expires on March 20, 2027. The Letter of Credit automatically renews for successive one-year periods unless the Company or the issuing bank provide notice of non-renewal prior to the expiration date. No amounts had been drawn on the Letter of Credit as of March 31, 2026.
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
On November 29, 2023, a putative securities class action (the “Putative Class Action”) was filed in the United States District Court for the District of Oregon captioned Wilhite v. Expensify, Inc., et al., Case No. 3:23-cv-01784-JR, naming the Company, the Company's executive officers and several of the Company's current and former directors as defendants (collectively, the “Defendants”). The lawsuit is purportedly brought on behalf of all those who purchased or acquired the Company's stock pursuant or traceable to its initial public offering ("IPO"). The complaint alleges claims under Sections 11 and 15 of the Securities Act of 1933 based on allegedly false or misleading statements in the offering documents filed in connection with the IPO. The lawsuit seeks unspecified damages and other relief. On December 17, 2025, after conducting mediation within the current discovery phase of the lawsuit, the parties reached an

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

agreement-in-principle to settle all claims in the Putative Class Action for an aggregate sum of $9.5 million. Plaintiff filed a stipulation of settlement and motion for preliminary approval of settlement on February 12, 2026. On February 23, 2026, the Court granted preliminary approval of the settlement. On April 28, 2026, Plaintiff filed a motion for final approval of the settlement, as well as motion for attorneys' fees. A hearing on final approval of the settlement is set for June 30, 2026. During the three months ended March 31, 2026, the Company deposited $9.5 million into escrow for the proposed settlement, which consisted of $2.6 million paid by the Company and $6.9 million recovered under the Company's applicable insurance policies.
The shareholder derivative lawsuits filed during the year ended December 31, 2025 and in the first quarter of 2026 in the United States District Court for the District of Oregon naming the Company as nominal defendant, with the Company's executive officers and several of the Company's current and former directors as defendants (collectively, the “Derivative Defendants”) remain pending. The Derivative Defendants deny the allegations of wrongdoing and will continue to vigorously defend against the claims in the shareholder derivative lawsuits. At this time, the Company is unable to estimate the probability or the amount of liability, if any, related to these matters.
As of March 31, 2026, there were no other legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.
NOTE 5 – STOCK INCENTIVE PLANS
2009 and 2019 Stock Plans
In 2009, the Board of Directors approved the 2009 Stock Plan ("2009 Stock Plan"). As amended in 2015, the 2009 Stock Plan permitted the Company to grant up to 16,495,150 shares of common stock. In January 2018, the Company increased the number of shares of common stock reserved under the 2009 Stock Plan by 535,130 shares to 17,030,280 shares. In April 2019, the Board of Directors approved the adoption of the 2019 Stock Plan ("2019 Stock Plan", and together with the 2009 Stock Plan, "Stock Plans"). The 2019 Stock Plan permitted the Company to grant up to 8,173,970 additional shares, increasing the overall common stock reserved for grant under the Stock Plans to 25,204,250 shares. On November 9, 2021, the Board of Directors amended and restated the 2019 Stock Plan to, among other things, increase the common stock reserved for issuance under the 2019 Stock Plan to an aggregate of 16,856,770 shares of Class A common stock and LT50 common stock.
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

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Plans will be increased upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A common stock or LT50 common stock underlying outstanding stock-based awards granted under the 2019 Stock Plan. The number of shares of Class A common stock reserved and available for issuance under the 2021 Incentive Plans as of March 31, 2026 and December 31, 2025 was 23,431,446 shares and 20,992,688 shares, respectively. The number of shares reserved for issuance under the 2021 Incentive Plans will automatically increase each subsequent January 1 through January 1, 2031, by the lesser of (A) 6% of the aggregate number of shares of all classes of common stock outstanding on the last day of the immediately preceding calendar year, or (B) such lesser number of shares as determined by the Company’s Board of Directors or compensation committee; provided, however, that no more than 87,576,990 shares of Class A common stock may be issued upon the exercise of incentive stock options.
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
The price at which Class A common stock is purchased under the Matching Plan equals the average of the high and low trading price of one share of Class A common stock as of the last trading day of the offering period. At the end of each offering period, the Company may provide a discretionary match up to 1/10 of a share of Class A common stock for each share of Class A common stock purchased by or issued to a Service Provider under the Matching Plan that is retained through the end of the applicable offering period. No fractional shares will be issued by the Company. The Company will round to the nearest full share for shares purchased or matched shares issued to a Service Provider under the Matching Plan. The match rate applicable to each offering period shall be limited to 1.50% of the shares of any class of capital stock outstanding as of the exercise date applicable to such offering period. The Company estimates the fair value of matched shares provided under the Matching Plan using the closing price of the Company's Class A common stock on the Nasdaq Stock Market LLC on the date of grant. The Company recognizes stock-based compensation expense related to the matched shares pursuant to its Matching Plan on a straight-line basis over the applicable three-month offering period.
Service Providers who participated in the Matching Plan for the offering period ended March 14, 2026 purchased a total of 2,229,537 shares of Class A common stock, based on a purchase price of $0.82, resulting in gross cash proceeds to the Company of $1.8 million.
Service Providers who participated in the Matching Plan for the offering period ended March 14, 2025 purchased a total of 332,783 shares of Class A common stock, based on a purchase price of $3.46, resulting in gross cash proceeds to the Company of $1.2 million.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

For the offering period ended March 14, 2026, the Company elected to match each share of Class A common stock purchased or issued under the Matching Plan with 1/20 of a share of Class A common stock. During the three months ended March 31, 2026, the Company granted 452,505 shares of Class A common stock under the Matching Plan.
For the offering period ended March 14, 2025, the Company elected to match each share of Class A common stock purchased or issued under the Matching Plan with 1/20 of a share of Class A common stock. During the three months ended March 31, 2025, the Company granted 218,504 shares of Class A common stock under the Matching Plan.
The Company has made discretionary contributions under the Matching Plan to eligible Service Providers. The Company did not make any discretionary contributions under the Matching Plan to eligible Service Providers during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company granted 178,199 shares of Class A common stock as discretionary contributions under the Matching Plan.
Restricted Stock Units
Equity-Classified Awards
During the three months ended March 31, 2026, equity-classified RSU activity for Service Providers and non-employee directors was as follows:

	Class A Common Stock	LT50 Common Stock	Weighted average grant date fair value per share
Outstanding at December 31, 2025	1,547,676	1,373,802	$30.30
RSUs vested	(91,593)	(91,593)	$31.95
RSUs cancelled/forfeited/expired	(20,184)	—	$18.93
Outstanding at March 31, 2026	1,435,899	1,282,209	$30.27

As of March 31, 2026, the Company had $64.3 million of unrecognized stock-based compensation expense related to unvested equity-classified RSUs, which is expected to be recognized over the remaining weighted average life of 3.34 years.
Liability-Classified Awards
On June 20, 2025, pursuant to the 2021 Incentive Plans, the Company's compensation committee approved and authorized the grant of Class A common stock RSUs to certain Service Providers, to be issued on a quarterly basis through March 2029. Issuances of the Class A common stock RSUs occur automatically each quarter using a predetermined fixed dollar amount that gradually decreases over time. Each RSU vests immediately on the date it is issued, and both the issuance and vesting are subject to a service condition that will ultimately be satisfied over four years. The first quarterly automatic issuance occurred on June 20, 2025 and the remaining RSUs will be subject to quarterly issuance and vesting thereon until fully issued. The number of RSUs to be automatically issued on each issuance date is determined based on the closing price of the Company's Class A common stock on the Nasdaq Stock Market LLC on the 15th calendar day of the month during which the RSU award is issued, or the immediately preceding trading day. The awards are accounted for as liability awards and will be recognized on a straight-line basis over the life of the awards.
The Company issued 459,586 Class A common stock RSUs and settled liability-classified awards with a fair value of $0.4 million during the three months ended March 31, 2026.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

As of March 31, 2026, the Company had $2.3 million of unrecognized stock-based compensation expense related to unvested liability-classified RSUs, which is expected to be recognized over the remaining weighted average life of 1.15 years.
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
A summary of the Company's stock option activity was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Outstanding at December 31, 2025	3,248,373	$2.47	3.49
Options exercised	(43,759)	$0.97
Options cancelled/forfeited/expired	(77,055)	$5.35
Outstanding and exercisable at March 31, 2026	3,127,559	$2.42	3.36

The total pretax intrinsic value of options outstanding and exercisable at March 31, 2026 was immaterial. The intrinsic value is the difference between the estimated fair market value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options.
As of March 31, 2026, there was no unrecognized stock-based compensation cost related to unvested stock options.
Cash received from option exercises and purchases of shares under the Stock Plans for the three months ended March 31, 2026 and 2025 was immaterial and $0.1 million, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Stock-Based Compensation
The following table summarizes the stock-based compensation expense recognized for awards granted under the Company's authorized stock incentive plans (in thousands):

	Three Months Ended March 31,
	2026	2025
Matching Plan shares	$608	$1,527
Equity-classified restricted stock units	5,264	6,077
Settlement of liability-classified restricted stock units	376	—
Stock options	—	625
Total stock-based compensation	6,248	8,229
Less: stock-based compensation capitalized as software development costs	(271)	(239)
Total stock-based compensation expense	$5,977	$7,990

Stock-based compensation expense is allocated based on the cost center to which the award holder spent time during the reported periods. Stock-based compensation expense is included in the following components of expenses on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue, net	$2,311	$3,039
Research and development	1,863	2,402
General and administrative	1,035	1,572
Sales and marketing	768	977
Total stock-based compensation expense	$5,977	$7,990

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 6 – INCOME TAXES
For the three months ended March 31, 2026, the Company prepared its interim tax provision by applying a year-to-date effective tax rate, which the Company believes results in the best estimate of the annual effective tax rate.
The Company recorded a provision for income taxes of $0.5 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively, which resulted in effective tax rates of (29.8)% and (172.5)%, respectively.
The effective income tax rate differs from the statutory tax rate in 2026 and 2025 primarily due to non-deductible stock-based compensation and the change in the valuation allowance, partially offset by Section 162(m) of the Internal Revenue Code compensation limitations.
The amount of cash paid for income taxes was $0.9 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.
The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. As of March 31, 2026 and December 31, 2025, the Company recorded an uncertain tax position liability of $1.7 million and $1.6 million, respectively, within Other liabilities on the Condensed Consolidated Balance Sheets. This liability includes $0.3 million of interest and penalties as of March 31, 2026 and December 31, 2025.
H.R.1, enacted into law on July 4, 2025, introduced provisions that modified the Internal Revenue Code (“IRC”), including the immediate expensing of domestic research and development expenditures for tax purposes. As previously required under the Tax Cuts and Jobs Act, the Company capitalized and amortized research and experimental (“R&D”) expenditures under IRC Section 174 for tax years beginning after December 31, 2021. With the enactment of H.R.1 in 2025, the Company began deducting domestic Section 174 costs in the year they were incurred. The Company will continue to capitalize and amortize R&D costs over 15 years for R&D performed outside of the U.S.
NOTE 7 – NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31, 2026
	Class A	LT10	LT50	Consolidated
Numerator
Net loss, basic and diluted	$(2,031)	$(105)	$(201)	$(2,337)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	81,466,597	4,209,827	8,042,778	93,719,202
Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.02)

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

The rights, including the liquidation and dividend rights, of the holders of Class A, LT10 and LT50 common stock are identical, except with respect to voting, conversion and transfer rights. Each share of Class A common stock is entitled to one vote per share, each share of LT10 common stock is entitled to ten votes per share and each share of LT50 common stock is entitled to 50 votes per share. Each share of LT10 and LT50 common stock is convertible into one share of Class A common stock voluntarily at the option of the holder after the satisfaction of certain requirements, which include a ten-month notice period for LT10 common stock and a 50-month notice period for LT50 common stock to convert into Class A common stock, or automatically upon certain events. The Class A common stock has no conversion rights. As the liquidation and dividend rights are identical for Class A, LT10 and LT50 common stock, the undistributed earnings are allocated on a proportional basis based on the number of weighted average shares within each class of common stock during the period and the resulting net loss per share will be the same for the Class A, LT10 and LT50 common stock on an individual or combined basis.
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended March 31, 2026
	Class A	LT10	LT50	Consolidated
Weighted average stock options	439,188	—	—	439,188
Matching Plan shares	77,933	—	—	77,933
Total	517,121	—	—	517,121

	Three Months Ended March 31, 2025
	Class A	LT10	LT50	Consolidated
Weighted average stock options	2,106,034	—	—	2,106,034
Matching Plan shares	28,145	—	—	28,145
Total	2,134,179	—	—	2,134,179

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 8 – EQUITY
On February 25, 2025, the Executive Committee approved a share repurchase program with authorization to purchase up to $50.0 million of shares of Class A common stock that expires on March 31, 2028 ("2025 Share Repurchase Program"). Under the 2025 Share Repurchase Program, the Company may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act, in accordance with applicable securities laws and other restrictions. The actual timing and total amount of future repurchases are subject to business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of the Company's current and future debt agreements and other considerations. The 2025 Share Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and the program may be suspended or terminated by the Company at any time at its discretion without prior notice.
During each of the three months ended March 31, 2026 and 2025, the Company did not repurchase any shares of Class A common stock under the 2025 Share Repurchase Program.
As of March 31, 2026, the Company had approximately $41.0 million remaining under the 2025 Share Repurchase Program, not including amounts used for net share settlement of vested equity incentive awards.
NOTE 9 – SEGMENT REPORTING
The Company operates as one reportable segment because its chief operating decision maker ("CODM"), a committee that consists of the chief executive officer, the chief financial officer, and the chief strategy officer, reviews the Company’s financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. Accordingly, the CODM uses Net loss on a consolidated basis to measure segment profit or loss and reviews significant segment expenses on a consolidated basis to manage the Company's operations, which includes Cost of revenue, net, Research and development, General and administrative, and Sales and marketing. All significant segment expenses are presented on the Condensed Consolidated Statements of Operations. Interest income is recorded within Other income, net on the Condensed Consolidated Statements of Operations. Interest income was $0.4 million during each of the three months ended March 31, 2026 and 2025. The measure of segment assets is Total assets as reported on the Condensed Consolidated Balance Sheets. Substantially all long-lived assets are located in the United States.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 10 – SUBSEQUENT EVENTS
Notice of Delisting
On April 17, 2026, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s Class A common stock had been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”).
The Nasdaq deficiency letter has no immediate effect on the listing of the Company’s Class A common stock, and the Class A common stock continues to trade on The Nasdaq Global Select Market as of the date of this Quarterly Report on Form 10-Q. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until October 14, 2026 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s Class A common stock must be at least $1.00 per share for a minimum of ten consecutive business days before the Compliance Date.
The Company intends to monitor the closing bid price of its Class A common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including potentially seeking to effect a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules. To the extent that the Company is unable to resolve the listing deficiency, there is a risk that the Company's Class A common stock may be delisted from Nasdaq, which would adversely impact liquidity and potentially result in an even lower share price for such shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Annual Report"). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. "Risk Factors" in our 2025 Annual Report and included elsewhere in this Quarterly Report on Form 10-Q. See "Special Note Regarding Forward-Looking Statements."
OVERVIEW
Expensify is a leading cloud-based expense management software platform that helps the smallest to the largest businesses simplify the way they manage money. Every day, people from all walks of life in organizations around the world use Expensify to scan and reimburse receipts from flights, hotels, coffee shops, office supplies and ride shares. Since our founding in 2008, we have added over 15 million members to our community and processed and automated 1.9 billion expense transactions on our platform as of March 31, 2026, freeing people to spend less time managing expenses and more time doing the things they love. For the quarter ended March 31, 2026, an average of 632,000 paid members across an average of 41,500 companies and over 200 countries and territories used Expensify to make money easy.
MACROECONOMIC TRENDS
Our business and the operations of our customers, the majority of which are small and medium-sized businesses, depend on the overall state of the economy, and we and they could be negatively impacted by slower economic growth and a potential for a recession. Although certain indicators have suggested that inflation has made downward progress, the economy continues to be impacted by elevated inflation rates and faces further inflation risk. Tariff and trade issues, as well as geopolitical uncertainty and instability, including the conflict in the Middle East, also continue to cause overall uncertainty with respect to the economy. See Part I, Item 1A. "Risk Factors" in our 2025 Annual Report and our subsequent filings for further discussion of the possible impact of such macroeconomic trends on our business. Additionally, other potential challenging macroeconomic conditions, and the resulting impact on business continuity and travel, could negatively impact our business.

Components of Results of Operations
Revenue, Net
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
Our contracts with our customers include two performance obligations: access to the hosted software service, inclusive of all features available within the platform, and the related customer support. We account for the platform access and the support as a combined performance obligation because they have the same pattern of transfer over the same period and are therefore delivered concurrently. We satisfy our performance obligation over time each month as we provide platform access and support services to customers and as such recognize revenue over time. We recognize revenue net of applicable taxes imposed on the related transaction. Revenue earned from subscription fees was $30.9 million and $33.2 million for the three months ended March 31, 2026 and 2025, respectively.
We also offer an Expensify charge card (the "Expensify Card"), which operates under an agreement with the issuing bank, The Bancorp Bank, N.A. ("Bancorp"), to issue Expensify Cards to customers and authorize and settle transactions on the Visa card network.
Under the Expensify Card program, we generate revenue from the authorization and settlement of Expensify Card transactions and are contractually entitled to all interchange generated on Expensify Card transactions based on our agreement with Bancorp. We are the principal in the transaction and recognize interchange as revenue on a gross basis within Revenue, net on the Condensed Consolidated Statements of Operations. Interchange revenue was $5.5 million and $5.0 million for the three months ended March 31, 2026 and 2025, respectively.
We offer a cashback rewards program to all customers under the Expensify Card program based on volume of Expensify Card transactions. Cashback rewards are earned on a monthly basis and are applied against outstanding customer receivables or are paid out the following month. We consider our cashback rewards as consideration payable to a customer, and they are recorded as contra revenue within Revenue, net on the Condensed Consolidated Statements of Operations. Cashback rewards applied against outstanding customer receivables are reflected as a reduction to Accounts receivable, net on the Condensed Consolidated Balance Sheets. Cashback rewards liability is recorded within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. The cashback rewards fluctuate over time as customers meet eligibility requirements and based on the timing of payments made to customers. The cost of cashback rewards was $2.6 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively.

Cost of Revenue, Net
Cost of revenue, net primarily consists of personnel-related expenses, including stock-based compensation, attributable to supporting our customers and maintenance of our platform, amortization expense on capitalized software development costs, expenses related to hosting our service, including the costs of data center capacity, credit card processing fees, third-party software license fees, amortization of finance lease right-of-use assets, outsourcing engineering costs to maintain our platform, and outsourcing costs to support customer service, net of consideration from a vendor under the Expensify Card program for certain volume-based incentives from Visa.
Under the Expensify Card program, we receive consideration from a vendor for certain volume-based incentives from Visa, which are included as a reduction to Cost of revenue, net on the Condensed Consolidated Statements of Operations as they are earned. The amounts earned under these volume-based incentives were $0.3 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.
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
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses, including stock-based compensation, for any employee time allocated to administrative functions, including finance and accounting, legal and compliance, and human resources. In addition to personnel-related expenses, general and administrative expenses consist of business insurance, rent, utilities, depreciation on property and equipment, amortization of operating lease right-of-use assets, information technology, external professional services, including finance and accounting, audit, tax, legal and compliance, and human resources, third-party software license fees, and settlement losses, net of recoveries.
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related expenses, including stock-based compensation, advertising expenses, depreciation on property and equipment, outsourcing costs for sales and product demos, branding and public relations expenses, referral fees for strategic partners and other benefits that we provide to our referral and affiliate partners.
Other Income, Net
Other income, net, consists primarily of interest income. It also includes the results of operations of our Fifth & Harvey, LLC subsidiary, which holds title to and manages operations of the operating lease for lots in Portland, Oregon that are currently used to host multiple portable food vendors open to the general public, as well as realized gains and losses on foreign currency transactions and foreign currency remeasurement.

Provision for Income Taxes
Income taxes primarily consist of income taxes in the United States, United Kingdom, Australia, Netherlands and Canada, as well as states in the United States in which we do business.
On July 4, 2025, H.R.1 was enacted into law, which introduced provisions that modified the Internal Revenue Code (“IRC”), including the immediate expensing of domestic research and development expenditures for tax purposes. As previously required under the Tax Cuts and Jobs Act, we capitalized and amortized research and experimental (“R&D”) expenditures under IRC Section 174 for tax years beginning after December 31, 2021. With the enactment of H.R.1 in 2025, we began deducting domestic Section 174 costs in the year they were incurred. We will continue to capitalize and amortize R&D costs over 15 years for R&D performed outside of the U.S.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.
The following table sets forth our results of operations for each of the periods presented (in thousands, except percentages, share and per share data):

	Three Months Ended March 31,
	2026	2025

Revenue, net	$33,969	$36,074
Cost of revenue, net(1)	17,798	17,832
Gross margin	16,171	18,242
Operating expenses:
Research and development(1)	5,265	5,358
General and administrative(1)	9,118	10,829
Sales and marketing(1)	3,760	3,542
Total operating expenses	18,143	19,729
Loss from operations	(1,972)	(1,487)
Other income, net	171	324
Loss before income taxes	(1,801)	(1,163)
Provision for income taxes	(536)	(2,006)
Net loss	$(2,337)	$(3,169)
Net loss per share
Basic and diluted	$(0.02)	$(0.03)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	93,719,202	91,501,083
Net loss margin	(7)%	(9)%

(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2026	2025

Cost of revenue, net	$2,311	$3,039
Research and development	1,863	2,402
General and administrative	1,035	1,572
Sales and marketing	768	977
Total stock-based compensation expense	$5,977	$7,990

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
Revenue, Net

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Revenue, net	$33,969	$36,074	$(2,105)	(6)%

Revenue, net decreased $2.1 million, or 6%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to (i) a decrease in billable activity across our user base, and (ii) an increase in contra revenue related to cashback payments driven by the increased adoption and spend captured from members using the Expensify Card. This decrease was partially offset by an increase in interchange revenue driven by the adoption of the Expensify Card program.
Cost of Revenue, Net and Gross Margin

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Cost of revenue, net	$17,798	$17,832	$(34)	—%
Gross margin	$16,171	$18,242	$(2,071)	(11)%
Gross margin %	48%	51%

Cost of revenue, net remained consistent for the three months ended March 31, 2026 compared to the same period in 2025.
Gross margin decreased to 48% for the three months ended March 31, 2026 compared to 51% in the same period in 2025 due to the factors described in the preceding paragraph for Revenue, Net.
Research and Development

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Research and development	$5,265	$5,358	$(93)	(2)%

Research and development expenses decreased by $0.1 million, or 2%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to a decrease in internal employee and external contributor time spent on project initiatives and new product features.

General and Administrative

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
General and administrative	$9,118	$10,829	$(1,711)	(16)%

General and administrative expenses decreased $1.7 million, or 16%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to a decrease in (i) settlement losses, net of recoveries, (ii) employee time spent on general and administrative activities, and (iii) accounting and audit fees. This decrease was partially offset by an increase in legal fees related to the Putative Class Action discussed in Part II, Item 1. "Legal Proceedings".
Sales and Marketing

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Sales and marketing	$3,760	$3,542	$218	6%

Sales and marketing expenses increased $0.2 million, or 6%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to an increase in advertising spend.
Other Income, Net

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Other income, net	$171	$324	$(153)	(47)%

Other income, net changed by $0.2 million, or 47%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to the net impact of period-over-period foreign currency gains and losses.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Provision for income taxes	$(536)	$(2,006)	$1,470	73%

We recorded a provision for income taxes of $0.5 million for the three months ended March 31, 2026 compared to a provision for income taxes of $2.0 million for the same period in 2025.
During the three months ended March 31, 2026 and 2025, our effective income tax rate was (29.8)% and (172.5)%, respectively. The effective income tax rate differs from the statutory rate in 2026 and 2025 primarily due to non-deductible stock-based compensation and the change in the valuation allowance, partially offset by Section 162(m) of the Internal Revenue Code compensation limitations.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through our cash flow from operations, sales of our equity securities and borrowings under our credit facilities. As of March 31, 2026, we had $66.5 million in cash and cash equivalents with no outstanding indebtedness and a $7.5 million letter of credit outstanding.
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
CASH FLOWS
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025

Net cash provided by operating activities	$118	$7,856
Net cash used in investing activities	(1,412)	(498)
Net cash provided by (used in) financing activities	6,267	(1,843)
Net increase in cash and cash equivalents and restricted cash	$4,973	$5,515

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities was $0.1 million for the three months ended March 31, 2026 as compared to $7.9 million for the same period in 2025. The decrease is primarily due to (i) a decrease in subscription revenue, and (ii) the settlement payment related to the Putative Class Action discussed under Part II, Item 1. "Legal Proceedings" and related legal fees.
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities was $1.4 million for the three months ended March 31, 2026, consisting of software development costs.
Net cash used in investing activities increased for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to an increase in employee and external contributor software development costs.
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities was $6.3 million for the three months ended March 31, 2026, primarily consisting of the change in customer funds, net and proceeds from common stock purchased under the 2021 Stock Purchase and Matching Plan ("Matching Plan").
Net cash provided by financing activities increased for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to the change in customer funds, net.

Share Repurchase Program
On February 25, 2025, the Executive Committee approved a share repurchase program with authorization to purchase up to $50.0 million of shares of Class A common stock that expires on March 31, 2028 ("2025 Share Repurchase Program"). Under the 2025 Share Repurchase Program, we may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act, in accordance with applicable securities laws and other restrictions. The actual timing and total amount of future repurchases are subject to business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of our current and future debt agreements and other considerations. The 2025 Share Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, and the program may be suspended or terminated by us at any time at our discretion without prior notice.
As of March 31, 2026, we had $41.0 million remaining under the 2025 Share Repurchase Program, not including amounts used for net share settlement of vested equity incentive awards. See Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
CREDIT FACILITIES
Loan and Security Agreement
In February 2024, we entered into a Second Amended and Restated Loan and Security Agreement (as subsequently amended, the "2024 Amended Loan and Security Agreement") with Canadian Imperial Bank of Commerce (“CIBC”). The 2024 Amended Loan and Security Agreement provided for a $25.0 million revolving credit facility, which was terminated on July 1, 2025. At the time of such termination, we had no borrowings under the revolving credit facility, and certain terms of the 2024 Amended Loan and Security Agreement, including collateral security, survived the termination with respect to outstanding Contingent Obligations (as defined in the 2024 Amended Loan and Security Agreement) arising from Bank Services (as defined in the 2024 Amended Loan and Security Agreement). There were no penalties incurred by us as a result of the termination of the revolving credit facility.
In April 2024, we entered into an irrevocable standby letter of credit (the "Letter of Credit") issued under the 2024 Amended Loan and Security Agreement to reduce cash collateral requirements in connection with the Expensify Card program. The Letter of Credit was issued in the amount of $1.0 million for the benefit of Bancorp. On April 16, 2025, we entered into an amendment to the irrevocable standby letter of credit to increase the Letter of Credit to $7.5 million. The Letter of Credit remained outstanding following the termination of the revolving credit facility.
Letter of Credit Security Agreement
On October 9, 2025, we entered into a Letter of Credit Facility and Security Agreement (the “LOC Security Agreement”) with CIBC. The LOC Security Agreement, among other things, provides for the issuance of additional irrevocable standby letters of credit, governs the terms of the outstanding Letter of Credit originally issued under the 2024 Amended Loan and Security Agreement, grants to CIBC, for the ratable benefit of the lenders, a security interest in substantially all of our assets and our subsidiaries, and also replaces the 2024 Amended Loan and Security Agreement with respect to the Contingent Obligations (as defined in the LOC Security Agreement). Under the LOC Security Agreement, the Letter of Credit remained at $7.5 million and expires on March 20, 2027. The Letter of Credit automatically renews for successive one-year periods unless we or the issuing bank provide notice of non-renewal prior to the expiration date. No amounts had been drawn on the Letter of Credit as of March 31, 2026.

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
The following table sets forth the average number of paid members for each of the periods presented (in thousands):

Three Months Ended	Paid members
March 31, 2026	632
March 31, 2025	657
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net loss excluding provision for income taxes, other income, net, depreciation and amortization and stock-based compensation expense. We define adjusted EBITDA margin as adjusted EBITDA divided by revenue, net for the same period. We are focused on profitable growth and we consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses that are not indicative of the core operating performance of our business.

	Three Months Ended March 31,
	2026	2025

	(in thousands, except percentages)
Net loss	$(2,337)	$(3,169)
Net loss margin	(7)%	(9)%
Add:
Provision for income taxes	536	2,006
Other income, net	(171)	(324)
Depreciation and amortization	2,215	1,943
Stock-based compensation expense	5,977	7,990
Adjusted EBITDA	$6,220	$8,446
Adjusted EBITDA margin	18%	23%

Non-GAAP Net Income and Non-GAAP Net Income Margin
We define non-GAAP net income as net loss excluding stock-based compensation expense. We define non-GAAP net income margin as non-GAAP net income divided by revenue, net for the same period. We are focused on profitable growth and we consider non-GAAP net income to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of stock-based compensation expense, which is not considered indicative of the core operating performance of our business.

	Three Months Ended March 31,
	2026	2025

	(in thousands, except percentages)
Net loss	$(2,337)	$(3,169)
Net loss margin	(7)%	(9)%
Add:
Stock-based compensation expense	5,977	7,990
Non-GAAP net income	$3,640	$4,821
Non-GAAP net income margin	11%	13%

Free Cash Flow and Free Cash Flow Margin
We define free cash flow as net cash provided by operating activities excluding changes in settlement assets, net and settlement liabilities, reduced by the purchases of property and equipment and software development costs. We define free cash flow margin as free cash flow divided by total revenue, net for the same period.

	Three Months Ended March 31,
	2026	2025
	(in thousands, except percentages)
Net cash provided by operating activities	$118	$7,856
Operating cash flow margin	—%	22%
Changes in settlement assets and liabilities:
Settlement assets, net	4,481	5,555
Settlement liabilities	(730)	(3,809)
Less:
Software development costs	(1,412)	(498)
Free cash flow	$2,457	$9,104
Free cash flow margin	7%	25%

Contractual Obligations and Commitments
As of March 31, 2026, there have been no material changes in our contractual obligations and commitments as disclosed in our 2025 Annual Report.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report.
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk from the disclosure included under Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On December 17, 2025, after conducting mediation within the current discovery phase of the lawsuit, the parties reached an agreement-in-principle to settle all claims in the Putative Class Action for an aggregate sum of $9.5 million. On February 12, 2026, lead plaintiff filed a stipulation of settlement and an unopposed motion for preliminary approval of settlement. On February 23, 2026, the Court granted preliminary approval of the settlement. On April 28, 2026, lead plaintiff filed a motion for final approval of the settlement, as well as motion for attorneys' fees. A hearing on final approval of the settlement is set for June 30, 2026. During the three months ended March 31, 2026, the Company deposited $9.5 million into escrow for the proposed settlement, which consisted of $2.6 million paid by the Company and $6.9 million recovered under the Company's applicable insurance policies.
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

On July 23, 2025, a shareholder derivative lawsuit was filed in the United States District Court for the District of Oregon captioned Choi v. Barrett, et al., Case No. 3:25-cv-1300 (the “Choi Action”), purportedly on our behalf against the Derivative Defendants and asserting substantively the same claims as those asserted in the O’Halloran Action. On October 20, 2025, the Court granted the parties’ stipulation to stay the Choi Action pending final resolution of the Putative Class Action. The Derivative Defendants deny the allegations of wrongdoing and will continue to vigorously defend against the claims in the Choi Action.
On March 20, 2026, a shareholder derivative lawsuit was filed in the United States District Court for the District of Oregon captioned Mangiagli v. Barrett, et al., Case No. 3:26-cv-00544 (the “Mangiagli Action”), purportedly on our behalf against the Derivative Defendants and asserting substantively the same claims as those asserted in the O’Halloran Action and the Choi Action. The Derivative Defendants deny the allegations of wrongdoing and will continue to vigorously defend against the claims in the Mangiagli Action.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our condensed consolidated financial statements and related notes, you should carefully read and consider the risks and uncertainties discussed below, together with the risk factors discussed in Part I, Item 1A. "Risk Factors," of our 2025 Annual Report (as updated and supplemented below and in our subsequent filings) and in other documents that we file with the SEC.
If our stock price continues to remain below $1.00, our Class A common stock may be subject to delisting from Nasdaq.
On April 17, 2026, we received a deficiency letter from the Nasdaq Listing Qualifications Department (“the Staff”) of Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our Class A common stock had been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until October 14, 2026 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our Class A common stock must be at least $1.00 per share for a minimum of ten consecutive business days before the Compliance Date.
If we do not regain compliance with the Minimum Bid Price Requirement by October 14, 2026, we may be eligible for additional time to regain compliance. To qualify, we would be required to transfer to The Nasdaq Capital Market and meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If the Company meets these requirements, following a transfer to The Nasdaq Capital Market, Nasdaq will inform us that we have been granted an additional 180 calendar days to regain compliance. However, if it appears to the

Staff that we will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice that our securities are subject to delisting, at which point we would have an opportunity to appeal the delisting determination to a hearings panel.
We intend to monitor the closing bid price of our Class A common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including potentially seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules. To the extent that we are unable to resolve the listing deficiency, there is a risk that our Class A common stock may be delisted from Nasdaq, which would adversely impact liquidity of our Class A common stock and potentially result in an even lower share price for our Class A common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information regarding our purchases of shares of Class A common stock during the three months ended March 31, 2026:

	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program(1)
January 1 - 31, 2026	—	$—	—	$41,000,511
February 1 - 28, 2026	—	$—	—	$41,000,511
March 1 - 31, 2026	—	$—	—	$41,000,511
Total	—		—
(1)On February 27, 2025, we announced the approval of a share repurchase program with authorization to purchase up to $50.0 million of our Class A common stock at management’s discretion that expires on March 31, 2028, does not obligate us to repurchase any specific number of shares and may be modified, suspended or terminated at any time at our discretion. As of March 31, 2026, we had $41.0 million remaining under the share repurchase authorization.
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

EXPENSIFY, INC.

Date: May 7, 2026	By:	/s/ David Barrett
David Barrett
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Ryan Schaffer
Ryan Schaffer
Chief Financial Officer
(Principal Financial Officer)