Form 10-Q
period 2026-06-30
Expensify, Inc.
filed 2026-08-06
CIK 1476840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
The registrant had outstanding 78,936,804 shares of Class A common stock, par value of $0.0001 per share, 4,209,827 shares of LT10 common stock, par value $0.0001 per share, and 8,040,033 shares of LT50 common stock, par value $0.0001 per share, as of August 3, 2026.

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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements

Expensify, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share data)

	As of June 30,	As of December 31,
	2026	2025
Assets
Cash and cash equivalents	$65,760	$63,080
Accounts receivable, net	11,168	12,617
Settlement assets, net	51,484	45,378
Prepaid expenses	4,399	5,588
Other current assets	21,380	26,344
Total current assets	154,191	153,007
Capitalized software, net	12,401	13,596
Property and equipment, net	12,707	13,016
Lease right-of-use assets	4,390	4,730
Deferred tax assets, net	474	494
Other assets	1,243	1,146
Total assets	$185,406	$185,989
Liabilities and stockholders' equity
Accounts payable	$1,131	$289
Accrued expenses and other liabilities	8,064	17,893
Lease liabilities, current	626	678
Settlement liabilities	34,275	27,545
Total current liabilities	44,096	46,405
Lease liabilities, non-current	4,752	5,061
Other liabilities	1,996	1,778
Total liabilities	50,844	53,244
Commitments and contingencies (Note 4)
Stockholders' equity:
Preferred stock, par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.0001; Class A common stock; 1,000,000,000 shares authorized; 79,647,207 and 80,767,385 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; LT10 common stock; 21,871,197 shares authorized; 4,209,827 shares issued and outstanding as of June 30, 2026 and December 31, 2025; LT50 common stock; 24,893,067 and 24,967,114 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 8,040,033 and 8,083,690 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	9	9
Additional paid-in capital	312,958	304,953
Accumulated deficit	(178,405)	(172,217)
Total stockholders' equity	134,562	132,745
Total liabilities and stockholders' equity	$185,406	$185,989

The accompanying notes are an integral part of these condensed consolidated financial statements.
5

Expensify, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue, net	$33,866	$35,764	$67,835	$71,838
Cost of revenue, net	17,536	17,187	35,333	35,019
Gross margin	16,330	18,577	32,502	36,819
Operating expenses:
Research and development	4,983	5,158	10,248	10,516
General and administrative	9,591	9,411	18,709	20,240
Sales and marketing	4,677	14,346	8,438	17,888
Total operating expenses	19,251	28,915	37,395	48,644
Loss from operations	(2,921)	(10,338)	(4,893)	(11,825)
Other income, net	202	889	373	1,213
Loss before income taxes	(2,719)	(9,449)	(4,520)	(10,612)
(Provision for) benefit from income taxes	(1,132)	661	(1,668)	(1,345)
Net loss	$(3,851)	$(8,788)	$(6,188)	$(11,957)
Net loss per share:
Basic and diluted	$(0.04)	$(0.10)	$(0.07)	$(0.13)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	95,441,380	92,271,924	94,585,048	91,888,633

The accompanying notes are an integral part of these condensed consolidated financial statements.
6

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Three months ended June 30, 2026
Balance at March 31, 2026	—	$—	96,432,743	$10	$313,072	$(174,554)	$138,528
Issuance of common stock upon exercise of stock options	—	—	312	—	—	—	—
Issuance of restricted stock units	—	—	5,376	—	5	—	5
Settlement of liability-classified restricted common shares	—	—	269,003	—	—	—	—
Issuance of common stock under the Matching Plan	—	—	1,620,991	—	1,455	—	1,455
Issuance of common stock in connection with restricted stock units vesting	—	—	333,682	—	—	—	—
Repurchase and retirement of common stock	—	—	(6,765,040)	(1)	(9,224)	—	(9,225)
Stock-based compensation	—	—	—	—	7,650	—	7,650
Net loss	—	—	—	—	—	(3,851)	(3,851)
Balance at June 30, 2026	—	$—	91,897,067	$9	$312,958	$(178,405)	$134,562

The accompanying notes are an integral part of these condensed consolidated financial statements.
7

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Three months ended June 30, 2025
Balance at March 31, 2025	—	$—	92,383,667	$9	$288,639	$(153,997)	$134,651
Issuance of common stock upon exercise of stock options	—	—	20,793	—	26	—	26
Vesting of early exercised stock options	—	—	—	—	25	—	25
Issuance of restricted stock units	—	—	1,515	—	5	—	5
Settlement of liability-classified restricted common shares	—	—	144,820	—	—	—	—
Issuance of common stock under the Matching Plan	—	—	954,258	—	1,459	—	1,459
Issuance of common stock in connection with restricted stock units vesting	—	—	427,493	—	—	—	—
Repurchase and retirement of common stock	—	—	(1,285,336)	—	(3,026)	—	(3,026)
Stock-based compensation	—	—	—	—	7,463	—	7,463
Net loss	—	—	—	—	—	(8,788)	(8,788)
Balance at June 30, 2025	—	$—	92,647,210	$9	$294,591	$(162,785)	$131,815

The accompanying notes are an integral part of these condensed consolidated financial statements.
8

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Six months ended June 30, 2026
Balance at December 31, 2025	—	$—	93,060,902	$9	$304,953	$(172,217)	$132,745
Issuance of common stock upon exercise of stock options	—	—	44,071	—	39	—	39
Issuance of restricted stock units	—	—	8,644	—	10	—	10
Settlement of liability-classified restricted common shares	—	—	728,589	—	—	—	—
Issuance of common stock under the Matching Plan	—	—	4,303,033	1	3,282	—	3,283
Issuance of common stock in connection with restricted stock units vesting	—	—	516,868	—	—	—	—
Repurchase and retirement of common stock	—	—	(6,765,040)	(1)	(9,224)	—	(9,225)
Stock-based compensation	—	—	—	—	13,898	—	13,898
Net loss	—	—	—	—	—	(6,188)	(6,188)
Balance at June 30, 2026	—	$—	91,897,067	$9	$312,958	$(178,405)	$134,562

The accompanying notes are an integral part of these condensed consolidated financial statements.
9

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Six months ended June 30, 2025
Balance at December 31, 2024	—	$—	91,376,765	$9	$279,062	$(150,828)	$128,243
Issuance of common stock upon exercise of stock options	—	—	96,082	—	117	—	117
Vesting of early exercised stock options	—	—	—	—	113	—	113
Issuance of restricted stock units	—	—	6,472	—	23	—	23
Settlement of liability-classified restricted common shares	—	—	144,820	—	—	—	—
Issuance of common stock under the Matching Plan	—	—	1,683,744	—	2,610	—	2,610
Issuance of common stock in connection with restricted stock units vesting	—	—	624,663	—	—	—	—
Repurchase and retirement of common stock	—	—	(1,285,336)	—	(3,026)	—	(3,026)
Stock-based compensation	—	—	—	—	15,692	—	15,692
Net loss	—	—	—	—	—	(11,957)	(11,957)
Balance at June 30, 2025	—	$—	92,647,210	$9	$294,591	$(162,785)	$131,815

The accompanying notes are an integral part of these condensed consolidated financial statements.
10

Expensify, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,188)	$(11,957)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,598	4,041
Reduction of operating lease right-of-use assets	272	279
Loss on impairment, receivables and sale or disposal of equipment	720	334
Stock-based compensation expense	13,188	14,917
Amortization of debt issuance costs	83	57
Deferred income taxes	51	(4)
Changes in assets and liabilities:
Accounts receivable, net	819	212
Settlement assets, net	(3,321)	(5,994)
Prepaid expenses	1,189	9,565
Other current assets	6,525	(2,186)
Other assets	(97)	(19)
Accounts payable	329	1,336
Accrued expenses and other liabilities	(9,995)	962
Operating lease liabilities	(287)	(281)
Settlement liabilities	478	4,947
Other liabilities	187	(169)
Net cash provided by operating activities	8,551	16,040
Cash flows from investing activities:
Purchase of property and equipment	—	(17)
Software development costs	(2,491)	(1,655)
Net cash used in investing activities	(2,491)	(1,672)
Cash flows from financing activities:
Change in customer funds, net	4,251	(2,319)
Principal payments of finance leases	(74)	(68)
Payments for debt issuance costs	(114)	(88)
Proceeds from common stock purchased under the Matching Plan	3,283	2,610
Proceeds from issuance of common stock upon exercise of stock options	39	117
Repurchase and retirement of common stock	(8,451)	(3,026)
Net cash used in financing activities	(1,066)	(2,774)
Net increase in cash and cash equivalents and restricted cash	4,994	11,594
Cash and cash equivalents and restricted cash at beginning of period	104,624	90,834
Cash and cash equivalents and restricted cash at end of period	$109,618	$102,428
Noncash investing and financing items:
Stock-based compensation capitalized as software development costs	$710	$775
Repurchases and retirement of common stock in accounts payable and accrued expenses	$774	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.
11

Expensify, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$26	$31
Fair value of common stock issued to settle liability-classified restricted stock units	$718	$343
Reconciliation of cash and cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$65,760	$60,519
Restricted cash included in other current assets	20,074	21,132
Restricted cash included in settlement assets, net	23,784	20,777
Total cash and cash equivalents and restricted cash	$109,618	$102,428

The accompanying notes are an integral part of these condensed consolidated financial statements.
12

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
On May 28, 2026, the Company was notified by Nasdaq that it had regained compliance with the Minimum Bid Price Requirement and that Nasdaq considers this matter closed.
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
Results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other future annual or interim period.

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
Settlement Assets, Net and Liabilities and Allowance for Expected Credit Losses
Upon an approved request for expense reimbursement from customers, the Company initiates a transaction facilitated by a third-party vendor to collect funds from customers that are deposited into a commercial bank account held by the Company for the benefit of the customers until remitted to the customer’s members after a clearing period of up to three business days. The Company records a settlement receivable upon approval of the expense reimbursement until funds are cleared in the Company’s commercial bank account. A corresponding liability is recorded upon approval of the expense reimbursement until funds are remitted from the Company’s commercial bank account to the customer’s members. Changes in settlement receivables and liabilities for expense reimbursements are presented as financing activities as the Change in customer funds, net on the Condensed Consolidated Statements of Cash Flows based on the nature of the activity underlying the Company’s customer accounts.
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

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The Company revised the consolidated statement of cash flows for 2025 starting in the first quarter of 2026 and subsequent filings for the classification of changes in reimbursement related settlement assets and liabilities. As a result of the revision, cash provided by operating activities and net cash used in financing activities increased by $2.3 million for the six months ended June 30, 2025. This revision was deemed to be immaterial to the condensed consolidated financial statements for the six months ended June 30, 2025.
NOTE 2 – REVENUE, NET AND CERTAIN STATEMENT OF OPERATIONS COMPONENTS
Disaggregation of Revenue, Net
The table below provides information about disaggregated revenue, net from customers (in thousands). No individual customer represented more than 10% of the Company’s total revenue, net during each of the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Subscription fees	$30,770	$32,864	$61,715	$66,108
Interchange	5,924	5,297	11,465	10,331
Other	122	87	241	157
Cashback rewards	(2,950)	(2,484)	(5,586)	(4,758)
Total revenue, net	$33,866	$35,764	$67,835	$71,838

The table below provides the Company's total revenue, net by geographic region based on the transaction currency (in thousands). No other individual country outside of the United States accounted for more than 10% of total revenue, net during each of the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$30,717	$32,609	$61,635	$65,683
All other locations	3,149	3,155	6,200	6,155
Total revenue, net	$33,866	$35,764	$67,835	$71,838

Consideration From a Vendor
Under the Expensify Card program, the Company receives consideration from a vendor for certain volume-based incentives from Visa, which are included as a reduction to Cost of revenue, net on the Condensed Consolidated Statements of Operations as earned. The amounts earned under these volume-based incentives were $0.2 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively. The amounts earned under these volume-based incentives were $0.5 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 3 – CERTAIN BALANCE SHEET COMPONENTS
Other Current Assets
Other current assets consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Expensify Card posted collateral for funds held for customers	$11,764	$10,530
Expensify.org restricted cash	6,277	6,181
Earned interchange restricted cash	1,843	1,654
Deferred contract acquisition costs	637	508
Income tax receivable	544	495
Other restricted cash	190	179
Expected insurance recoveries	—	6,710
Other	125	87
Other current assets	$21,380	$26,344

Capitalized Software, Net
Capitalized software, net consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Capitalized software development costs	$39,420	$36,393
Less: accumulated amortization	(27,019)	(22,797)
Capitalized software, net	$12,401	$13,596

Amortization expense related to capitalized software development costs is recorded in Cost of revenue, net on the Condensed Consolidated Statements of Operations. Amortization expense was $2.2 million and $1.9 million for the three months ended June 30, 2026 and 2025, respectively. Amortization expense was $4.2 million and $3.7 million for the six months ended June 30, 2026 and 2025, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Computers and equipment	$151	$165
Furniture and fixtures	1,869	1,889
Leasehold improvements	7,784	7,791
Commercial building	9,209	9,209
Land	4,151	4,151
Total property and equipment	23,164	23,205
Less: accumulated depreciation	(10,457)	(10,189)
Property and equipment, net	$12,707	$13,016

Depreciation expense related to property and equipment is recorded in General and administrative, Sales and marketing, and Other income, net on the Condensed Consolidated Statements of Operations. Depreciation expense related to property and equipment was $0.2 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense was $0.3 million for each of the six months ended June 30, 2026 and 2025.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Professional fees	$2,189	$1,787
Partner payouts and advertising fees	1,689	1,559
Sales, payroll and other taxes payable	1,350	1,484
Cashback rewards	616	562
Credit card processing fees	530	477
Matching Plan payroll liability	309	672
Income taxes payable	152	284
Estimated putative class action liability	—	9,500
Other	1,229	1,568
Accrued expenses and other liabilities	$8,064	$17,893

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 4 – COMMITMENTS AND CONTINGENCIES
Loan and Security Agreement
In February 2024, the Company entered into a Second Amended and Restated Loan and Security Agreement (as subsequently amended, the "2024 Amended Loan and Security Agreement") with Canadian Imperial Bank of Commerce (“CIBC”). The 2024 Amended Loan and Security Agreement provided for a $25.0 million revolving credit facility, which was terminated in July 2025. At the time of such termination, the Company had no borrowings under the revolving credit facility, and certain terms of the 2024 Amended Loan and Security Agreement, including collateral security, survived the termination with respect to outstanding Contingent Obligations (as defined in the 2024 Amended Loan and Security Agreement) arising from Bank Services (as defined in the 2024 Amended Loan and Security Agreement). There were no penalties incurred by the Company as a result of the termination of the revolving credit facility.
In April 2024, the Company entered into an irrevocable standby letter of credit (the "Letter of Credit") issued under the 2024 Amended Loan and Security Agreement to reduce cash collateral requirements in connection with the Expensify Card program. The Letter of Credit was issued in the amount of $1.0 million for the benefit of The Bancorp Bank, N.A. In April 2025, the Company entered into an amendment to the irrevocable standby letter of credit to increase the Letter of Credit to $7.5 million. The Letter of Credit remained outstanding following the termination of the revolving credit facility.
Letter of Credit Security Agreement
In October 2025, the Company entered into a Letter of Credit Facility and Security Agreement (the “LOC Security Agreement”) with CIBC. The LOC Security Agreement, among other things, provides for the issuance of additional irrevocable standby letters of credit, governs the terms of the outstanding Letter of Credit originally issued under the 2024 Amended Loan and Security Agreement, grants to CIBC, for the ratable benefit of the lenders, a security interest in substantially all of the assets of the Company and its subsidiaries, and also replaces the 2024 Amended Loan and Security Agreement with respect to the Contingent Obligations (as defined in the LOC Security Agreement). Under the LOC Security Agreement, the Letter of Credit remained at $7.5 million and expires in March 2027. The Letter of Credit automatically renews for successive one-year periods unless the Company or the issuing bank provide notice of non-renewal prior to the expiration date. No amounts had been drawn on the Letter of Credit as of June 30, 2026.
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
On November 29, 2023, a putative securities class action (the “Putative Class Action”) was filed in the United States District Court for the District of Oregon captioned Wilhite v. Expensify, Inc., et al., Case No. 3:23-cv-01784-JR, naming the Company, the Company's executive officers and several of the Company's current and former directors as defendants (collectively, the “Defendants”). The lawsuit was purportedly brought on behalf of all those who purchased or acquired the Company's stock pursuant or traceable to its initial public offering ("IPO"). The complaint alleged claims under Sections 11 and 15 of the Securities Act of 1933 based on allegedly false or misleading statements in the offering documents filed in connection with the IPO. The lawsuit sought unspecified damages and other relief. On December 17, 2025, after conducting mediation within the discovery phase of the lawsuit, the parties reached an agreement-

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

in-principle to settle all claims in the Putative Class Action for an aggregate sum of $9.5 million. Plaintiff filed a stipulation of settlement and motion for preliminary approval of settlement on February 12, 2026. On February 23, 2026, the Court granted preliminary approval of the settlement. On April 28, 2026, Plaintiff filed a motion for final approval of the settlement, as well as a motion for attorneys' fees. A hearing for the final approval of the settlement was held on June 30, 2026, at which time final approval was granted by the Court. During the six months ended June 30, 2026, the Company deposited $9.5 million into escrow for the settlement, which consisted of $2.6 million paid by the Company and $6.9 million recovered under the Company's applicable insurance policies.
During the year ended December 31, 2025 and in the first quarter of 2026, shareholder derivative lawsuits were filed in the United States District Court for the District of Oregon naming the Company as nominal defendant, with the Company's executive officers and several of the Company's current and former directors as defendants (collectively, the “Derivative Defendants”). The Derivative Defendants deny the allegations of wrongdoing and will continue to vigorously defend against the claims in the shareholder derivative lawsuits. At this time, the Company is unable to estimate the probability or the amount of liability, if any, related to these matters. The Company expects all future settlements related to these matters, if any, to be covered entirely by the applicable insurance policies carried by the Company. See Part II, Item 1. "Legal Proceedings" for further details.
As of June 30, 2026, there were no other legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
2021 Incentive Plans
In November 2021, the Board of Directors adopted, and the Company's stockholders approved, the 2021 Incentive Plans, which both became effective immediately before the effectiveness of the Company's IPO Registration Statement on Form S-1 and use a combined share reserve. Under the 2021 Incentive Plans, 11,676,932 shares of Class A common stock were initially reserved for issuance pursuant to a variety of stock-based awards, including incentive stock options, nonqualified stock options, stock appreciation

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

rights, restricted stock awards, restricted stock units ("RSUs"), and other forms of equity and cash compensation under the 2021 Plan and purchase rights and matching awards under the Matching Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Plans will be increased upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A common stock or LT50 common stock underlying outstanding stock-based awards granted under the 2019 Stock Plan. The number of shares of Class A common stock reserved and available for issuance under the 2021 Incentive Plans as of June 30, 2026 and December 31, 2025 was 21,382,386 shares and 20,992,688 shares, respectively. The number of shares reserved for issuance under the 2021 Incentive Plans will automatically increase each subsequent January 1 through January 1, 2031, by the lesser of (A) 6% of the aggregate number of shares of all classes of common stock outstanding on the last day of the immediately preceding calendar year, or (B) such lesser number of shares as determined by the Company’s Board of Directors or compensation committee; provided, however, that no more than 87,576,990 shares of Class A common stock may be issued upon the exercise of incentive stock options.
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
The price at which Class A common stock is purchased under the Matching Plan equals the average of the high and low trading price of one share of Class A common stock as of the last trading day of the offering period. At the end of each offering period, the Company may provide a discretionary match up to 1/10 of a share of Class A common stock for each share of Class A common stock purchased by or issued to a Service Provider under the Matching Plan that is retained through the end of the applicable offering period. No fractional shares will be issued by the Company. The Company will round to the nearest full share for shares purchased or matched shares issued to a Service Provider under the Matching Plan. The match rate applicable to each offering period shall be limited to 1.5% of the shares of any class of capital stock outstanding as of the exercise date applicable to such offering period. The Company estimates the fair value of matched shares provided under the Matching Plan using the closing price of the Company's Class A common stock on the Nasdaq Stock Market LLC on the date of grant. The Company recognizes stock-based compensation expense related to the matched shares pursuant to its Matching Plan on a straight-line basis over the applicable three-month offering period.
Service Providers who participated in the Matching Plan for the offering period ended June 14, 2026 purchased a total of 1,145,672 shares of Class A common stock, based on a purchase price of $1.27, resulting in gross cash proceeds to the Company of $1.5 million.
Service Providers who participated in the Matching Plan for the offering period ended June 14, 2025 purchased a total of 636,759 shares of Class A common stock, based on a purchase price of $2.29, resulting in gross cash proceeds to the Company of $1.5 million.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

For the offering period ended June 14, 2026, the Company elected to match each share of Class A common stock purchased or issued under the Matching Plan with 1/20 of a share of Class A common stock. During the three and six months ended June 30, 2026, the Company granted 475,319 and 927,824 shares of Class A common stock under the Matching Plan, respectively.
For the offering period ended June 14, 2025, the Company elected to match each share of Class A common stock purchased or issued under the Matching Plan with 1/20 of a share of Class A common stock. During the three and six months ended June 30, 2025, the Company granted 251,964 and 470,468 shares of Class A common stock under the Matching Plan, respectively.
The Company has made discretionary contributions under the Matching Plan to eligible Service Providers. The Company did not make any discretionary contributions under the Matching Plan to eligible Service Providers during both the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company granted 65,535 and 243,734 shares of Class A common stock as discretionary contributions under the Matching Plan, respectively.
Restricted Stock Units
Equity-Classified Awards
Pursuant to the Company's Non-Employee Director Compensation Program, which was adopted under the 2021 Incentive Plans, the Company granted 371,286 Class A common stock RSUs during the six months ended June 30, 2026. A total of 153,690 Class A common stock RSUs vested during the six months ended June 30, 2026 related to previously-granted RSU awards, as the service conditions were satisfied.
During the six months ended June 30, 2026, equity-classified RSU activity was as follows:

	Class A Common Stock	LT50 Common Stock	Weighted average grant date fair value per share
Outstanding at December 31, 2025	1,547,676	1,373,802	$30.30
RSUs granted	371,286	—	$1.14
RSUs vested	(335,279)	(181,589)	$23.06
RSUs cancelled/forfeited/expired	(42,501)	(22,317)	$34.17
Outstanding at June 30, 2026	1,541,182	1,169,896	$27.60

As of June 30, 2026, the Company had $57.9 million of unrecognized stock-based compensation expense related to unvested equity-classified RSUs, which is expected to be recognized over the remaining weighted average life of 3.09 years.

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
The Company issued 728,589 Class A common stock RSUs and settled liability-classified awards with a fair value of $0.7 million during the six months ended June 30, 2026.
The Company issued 144,820 Class A common stock RSUs and settled liability-classified awards with a fair value of $0.3 million during the six months ended June 30, 2025.
As of June 30, 2026, the Company had $1.9 million of unrecognized stock-based compensation expense related to unvested liability-classified RSUs, which is expected to be recognized over the remaining weighted average life of 1.06 years.
Stock Options
The Stock Plans and the 2021 Plan provide for the grant of incentive and nonstatutory stock options to Service Providers. Under the Stock Plans and the 2021 Plan, the exercise price of incentive stock options must be equal to at least 110% of the fair market value of the common stock on the grant date for a “ten-percent holder” or 100% of the fair market value of the common stock on the grant date for any other participant. The exercise price of nonstatutory options granted must be equal to at least 100% of the fair market value of the Company’s common stock on the date of grant. Options are exercisable over periods not to exceed ten years from the date of grant (five years for incentive stock options granted to a "ten-percent holder").
Options typically vest over four years and are exercisable at any time after the grant date, provided that Service Providers exercising unvested options receive restricted common stock that is subject to repurchase at the original exercise price upon termination of service. The repurchase right lapses in accordance with the vesting schedule of the exercised option.
On June 23, 2026, pursuant to the 2021 Plan, the Company's Board of Directors approved and authorized the grant of incentive and nonqualified stock options to the Company's named executive officers and certain directors of the Company. The options granted vest ratably on a quarterly basis over four years subject to the Service Provider's continued service through each vesting date. All options granted had a vest commencement date of April 13, 2025. On the grant date, the Company recorded a cumulative one-time stock-based compensation expense of $1.6 million for the requisite service period satisfied by the Service Providers prior to that date. The Company will recognize the remaining stock-based compensation expense on a straight-line basis over the remaining vesting period.
During the six months ended June 30, 2026, the Company granted 5,580,464 options to Service Providers under the 2021 Plan.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The fair value of options granted during the six months ended June 30, 2026 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Six Months Ended June 30,
2026
Fair value of common stock per share	$1.57
Expected dividend yield (1)	—%
Risk-free interest rate (2)	4.4%
Expected volatility (3)	75.2%
Expected life (in years) (4)	8.07

(1)The Company has no history or expectation of paying cash dividends on its common stock.
(2)The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)Expected volatility is based on the historical volatility of the Company’s Class A common stock and peer group comparisons over the expected life of the options.
(4)The expected life of options to Service Providers with a demonstrated exercise history of holding options to maturity is based on the contractual term of the options. For all other options, the Company determined the expected life based on the average of the time-to-vesting and the contractual life of the stock-based awards.
A summary of the Company's stock option activity during the six months ended June 30, 2026 was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Outstanding at December 31, 2025	3,248,373	$2.47	3.49
Options granted	5,580,464	$1.75
Options exercised	(44,071)	$0.97
Options cancelled/forfeited/expired	(80,455)	$5.45
Outstanding and exercisable at June 30, 2026	8,704,311	$1.99	7.48

The total pretax intrinsic value of options outstanding and exercisable at June 30, 2026 was $2.2 million. The intrinsic value is the difference between the closing price of the Company's common stock on the date of exercise and the exercise price for in-the-money options. The intrinsic value of options outstanding and exercisable is based on the closing price of the Company's common stock as of June 30, 2026. The weighted average grant date fair value of options granted during the six months ended June 30, 2026 was $1.17.
As of June 30, 2026, the Company had $4.7 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.78 years.
Cash received from the purchase of shares upon the exercise of stock options under the Stock Plans for the six months ended June 30, 2026 and 2025 was immaterial and $0.1 million, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Stock-Based Compensation
The following table summarizes the stock-based compensation expense recognized for awards granted under the Company's authorized stock incentive plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Matching Plan shares	$488	$973	$1,096	$2,500
Equity-classified restricted stock units	5,038	5,937	10,302	12,013
Settlement of liability-classified restricted stock units	342	344	718	344
Stock options	1,782	209	1,782	835
Total stock-based compensation	7,650	7,463	13,898	15,692
Less: stock-based compensation capitalized as software development costs	(439)	(536)	(710)	(775)
Total stock-based compensation expense	$7,211	$6,927	$13,188	$14,917

Stock-based compensation expense is allocated based on the cost center to which the award holder spent time during the reported periods. Stock-based compensation expense is included in the following components of expenses on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue, net	$2,420	$2,770	$4,731	$5,809
Research and development	2,058	2,018	3,920	4,421
General and administrative	1,391	1,178	2,427	2,749
Sales and marketing	1,342	961	2,110	1,938
Total stock-based compensation expense	$7,211	$6,927	$13,188	$14,917

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 6 – INCOME TAXES
For the three and six months ended June 30, 2026, the Company prepared its interim tax provision by applying a year-to-date effective tax rate, which the Company believes results in the best estimate of the annual effective tax rate.
The Company recorded a (provision for) benefit from income taxes of $(1.1) million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively, which resulted in effective tax rates of (41.6)% and 7.0%, respectively.
The Company recorded a provision for income taxes of $1.7 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively, which resulted in effective tax rates of (36.9)% and (12.7)%, respectively.
The effective income tax rate differs from the statutory tax rate in 2026 and 2025 primarily due to non-deductible stock-based compensation and the change in the valuation allowance in 2025.
The amount of cash paid for income taxes, net of refunds received, was $1.5 million and $4.4 million for the six months ended June 30, 2026 and 2025, respectively.
The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. As of June 30, 2026 and December 31, 2025, the Company recorded an uncertain tax position liability of $1.8 million and $1.6 million, respectively, within Other liabilities on the Condensed Consolidated Balance Sheets. This liability includes $0.4 million and $0.3 million of interest and penalties as of June 30, 2026 and December 31, 2025, respectively.
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

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 7 – NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30, 2026
	Class A	LT10	LT50	Consolidated
Numerator
Net loss, basic and diluted	$(3,360)	$(170)	$(321)	$(3,851)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	83,265,693	4,209,827	7,965,860	95,441,380
Net loss per share, basic and diluted	$(0.04)	$(0.04)	$(0.04)	$(0.04)

	Three Months Ended June 30, 2025
	Class A	LT10	LT50	Consolidated
Numerator
Net loss, basic and diluted	$(7,643)	$(401)	$(744)	$(8,788)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	80,251,423	4,209,827	7,810,674	92,271,924
Net loss per share, basic and diluted	$(0.10)	$(0.10)	$(0.10)	$(0.10)

	Six Months Ended June 30, 2026
	Class A	LT10	LT50	Consolidated
Numerator
Net loss, basic and diluted	$(5,389)	$(275)	$(524)	$(6,188)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	82,371,114	4,209,827	8,004,107	94,585,048
Net loss per share, basic and diluted	$(0.07)	$(0.07)	$(0.07)	$(0.07)

	Six Months Ended June 30, 2025
	Class A	LT10	LT50	Consolidated
Numerator
Net loss, basic and diluted	$(10,399)	$(548)	$(1,010)	$(11,957)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	79,916,193	4,209,827	7,762,613	91,888,633
Net loss per share, basic and diluted	$(0.13)	$(0.13)	$(0.13)	$(0.13)

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended June 30, 2026
	Class A	LT10	LT50	Consolidated
Weighted-average stock options	—	—	—	—
Matching Plan shares	117,770	—	—	117,770
Total	117,770	—	—	117,770

	Three Months Ended June 30, 2025
	Class A	LT10	LT50	Consolidated
Weighted-average stock options	1,763,170	—	—	1,763,170
Matching Plan shares	19,228	—	—	19,228
Total	1,782,398	—	—	1,782,398

	Six Months Ended June 30, 2026
	Class A	LT10	LT50	Consolidated
Weighted-average stock options	—	—	—	—
Matching Plan shares	33,513	—	—	33,513
Total	33,513	—	—	33,513

	Six Months Ended June 30, 2025
	Class A	LT10	LT50	Consolidated
Weighted-average stock options	1,913,124	—	—	1,913,124
Matching Plan shares	38,461	—	—	38,461
Total	1,951,585	—	—	1,951,585

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
During the three and six months ended June 30, 2026, the Company repurchased 712,017 shares of Class A common stock under the 2025 Share Repurchase Program, at a total cost to the Company of $1.2 million.
During the three and six months ended June 30, 2025, the Company repurchased 1,285,336 shares of Class A common stock under the 2025 Share Repurchase Program, at a total cost to the Company of $3.0 million.
As of June 30, 2026, the Company had approximately $39.8 million remaining under the 2025 Share Repurchase Program, not including amounts used for net share settlement of vested equity incentive awards.
Tender Offer
On May 13, 2026, the Company announced the commencement of a modified “Dutch auction” tender offer to purchase shares of its Class A common stock for an aggregate purchase price of up to $25.0 million at a price per share of not less than $0.98 and not more than $1.20 (the “Tender Offer”). The Tender Offer was not conditioned upon any minimum number of shares being tendered and was not subject to a financing condition. The Tender Offer expired on June 10, 2026. The Company accepted 6,053,023 shares for purchase at the purchase price of $1.20 per share, for a total cost of $8.0 million, including $0.7 million of fees and expenses related to the Tender Offer.
NOTE 9 – SEGMENT REPORTING
The Company operates as one reportable segment because its chief operating decision maker ("CODM"), a committee that consists of the chief executive officer, the chief financial officer, and the chief strategy officer, reviews the Company’s financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. Accordingly, the CODM uses Net loss on a consolidated basis to measure segment profit or loss and reviews significant segment expenses on a consolidated basis to manage the Company's operations, which includes Cost of revenue, net, Research and development, General and administrative, and Sales and marketing. All significant segment expenses are presented on the Condensed Consolidated Statements of Operations. Interest income is recorded within Other income, net on the Condensed Consolidated Statements of Operations. Interest income was $0.4 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively. Interest income was $0.9 million during each of the six months ended June 30, 2026 and 2025. The measure of segment assets is Total assets as reported on the Condensed Consolidated Balance Sheets. Substantially all long-lived assets are located in the United States.

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
OVERVIEW
Expensify is a leading cloud-based expense management software platform that helps the smallest to the largest businesses simplify the way they manage money. Every day, people from all walks of life in organizations around the world use Expensify to scan and reimburse receipts from flights, hotels, coffee shops, office supplies and ride shares. Since our founding in 2008, we have added over 15 million members to our community and processed and automated 1.9 billion expense transactions on our platform as of June 30, 2026, freeing people to spend less time managing expenses and more time doing the things they love. For the quarter ended June 30, 2026, an average of 640,000 paid members across an average of 45,700 companies and over 200 countries and territories used Expensify to make money easy.
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
Our contracts with our customers include two performance obligations: access to the hosted software service, inclusive of all features available within the platform, and the related customer support. We account for the platform access and the support as a combined performance obligation because they have the same pattern of transfer over the same period and are therefore delivered concurrently. We satisfy our performance obligation over time each month as we provide platform access and support services to customers and as such recognize revenue over time. We recognize revenue net of applicable taxes imposed on the related transaction. Revenue earned from subscription fees was $30.8 million and $32.9 million for the three months ended June 30, 2026 and 2025, respectively. Revenue earned from subscription fees was $61.7 million and $66.1 million for the six months ended June 30, 2026 and 2025, respectively.
We also offer an Expensify charge card (the "Expensify Card"), which operates under an agreement with the issuing bank, The Bancorp Bank, N.A. ("Bancorp"), to issue Expensify Cards to customers and authorize and settle transactions on the Visa card network.
Under the Expensify Card program, we generate revenue from the authorization and settlement of Expensify Card transactions and are contractually entitled to all interchange generated on Expensify Card transactions based on our agreement with Bancorp. We are the principal in the transaction and recognize interchange as revenue on a gross basis within Revenue, net on the Condensed Consolidated Statements of Operations. Interchange revenue was $5.9 million and $5.3 million for the three months ended June 30, 2026 and 2025, respectively. Interchange revenue was $11.5 million and $10.3 million for the six months ended June 30, 2026 and 2025, respectively.
We offer a cashback rewards program to all customers under the Expensify Card program based on volume of Expensify Card transactions. Cashback rewards are earned on a monthly basis and are applied against outstanding customer receivables or are paid out in the following month. We consider our cashback rewards as consideration payable to a customer, and they are recorded as contra revenue within Revenue, net on the Condensed Consolidated Statements of Operations. Cashback rewards applied against outstanding customer receivables are reflected as a reduction to Accounts receivable, net on the Condensed Consolidated Balance Sheets. Cashback rewards liability is recorded within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. The cashback rewards fluctuate over time as customers meet eligibility requirements and based on the timing of payments made to customers. The cost of cashback rewards was $3.0 million and $2.5 million for the three months ended June 30, 2026 and 2025, respectively. The cost of cashback rewards was $5.6 million and $4.8 million for the six months ended June 30, 2026 and 2025, respectively.

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
Under the Expensify Card program, we receive consideration from a vendor for certain volume-based incentives from Visa, which are included as a reduction to Cost of revenue, net on the Condensed Consolidated Statements of Operations as they are earned. Amounts earned under these volume-based incentives were $0.2 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively. Amounts earned under these volume-based incentives were $0.5 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively.
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

(Provision for) Benefit from Income Taxes
Income taxes primarily consist of income taxes in the United States, United Kingdom, Australia, Netherlands and Canada, as well as states within the United States in which we do business.
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
The following table sets forth our results of operations for each of the periods presented (in thousands, except percentages, share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue, net	$33,866	$35,764	$67,835	$71,838
Cost of revenue, net(1)	17,536	17,187	35,333	35,019
Gross margin	16,330	18,577	32,502	36,819
Operating expenses:
Research and development(1)	4,983	5,158	10,248	10,516
General and administrative(1)	9,591	9,411	18,709	20,240
Sales and marketing(1)	4,677	14,346	8,438	17,888
Total operating expenses	19,251	28,915	37,395	48,644
Loss from operations	(2,921)	(10,338)	(4,893)	(11,825)
Other income, net	202	889	373	1,213
Loss before income taxes	(2,719)	(9,449)	(4,520)	(10,612)
(Provision for) benefit from income taxes	(1,132)	661	(1,668)	(1,345)
Net loss	$(3,851)	$(8,788)	$(6,188)	$(11,957)
Net loss per share:
Basic and diluted	$(0.04)	$(0.10)	$(0.07)	$(0.13)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	95,441,380	92,271,924	94,585,048	91,888,633
Net loss margin	(11)%	(25)%	(9)%	(17)%

(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue, net	$2,420	$2,770	$4,731	$5,809
Research and development	2,058	2,018	3,920	4,421
General and administrative	1,391	1,178	2,427	2,749
Sales and marketing	1,342	961	2,110	1,938
Total stock-based compensation expense	$7,211	$6,927	$13,188	$14,917

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025
Revenue, Net

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Revenue, net	$33,866	$35,764	$(1,898)	(5)%

Revenue, net decreased $1.9 million, or 5%, for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to (i) a decrease in billable activity across our user base, and (ii) an increase in contra revenue related to cashback payments driven by the increased adoption and spend captured from members using the Expensify Card. This decrease was partially offset by an increase in interchange revenue driven by the adoption of the Expensify Card program.
Cost of Revenue, Net and Gross Margin

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Cost of revenue, net	$17,536	$17,187	$349	2%
Gross margin	$16,330	$18,577	$(2,247)	(12)%
Gross margin %	48%	52%

Cost of revenue, net increased $0.3 million or 2% for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to an increase in amortization expense related to capitalized software. The increase was partially offset by savings generated from the increased use of artificial intelligence ("AI") in place of human agents.
Gross margin decreased to 48% for the three months ended June 30, 2026 compared to 52% in the same period in 2025 due to the factors described in the preceding paragraphs for Revenue, Net and Cost of revenue, net.
Research and Development

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Research and development	$4,983	$5,158	$(175)	(3)%

Research and development expenses decreased by $0.2 million, or 3%, for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to a decrease in internal employee time spent on project initiatives and new product features.

General and Administrative

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
General and administrative	$9,591	$9,411	$180	2%

General and administrative expenses increased $0.2 million, or 2%, for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to an increase in employee time spent on general and administrative activities.
Sales and Marketing

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Sales and marketing	$4,677	$14,346	$(9,669)	(67)%

Sales and marketing expenses decreased $9.7 million, or 67%, for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to elevated advertising spend in 2025 related to our title sponsorship of F1® The Movie, which was released in theaters in June 2025.
Other Income, Net

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Other income, net	$202	$889	$(687)	(77)%

Other income, net decreased by $0.7 million, or 77%, for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to the net impact of period-over-period foreign currency gains and losses.
(Provision for) Benefit from Income Taxes

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
(Provision for) benefit from income taxes	$(1,132)	$661	$(1,793)	(271)%

We recorded a provision for income taxes of $1.1 million for the three months ended June 30, 2026 compared to a benefit from income taxes of $0.7 million for the same period in 2025.
During the three months ended June 30, 2026 and 2025, our effective income tax rate was (41.6)% and 7.0%, respectively. The effective income tax rate differs from the statutory rate in 2026 primarily due to non-deductible stock-based compensation and Section 162(m) of the Internal Revenue Code compensation limitations, partially offset by the change in the valuation allowance. The effective income tax rate differs from the statutory rate in 2025 primarily due to non-deductible stock-based compensation and the change in the valuation allowance.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025
Revenue, Net

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Revenue, net	$67,835	$71,838	$(4,003)	(6)%

Revenue, net decreased $4.0 million, or 6%, for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to (i) a decrease in billable activity across our user base, and (ii) an increase in contra revenue related to cashback payments driven by the increased adoption and spend captured from members using the Expensify Card. This decrease was partially offset by an increase in interchange revenue driven by the adoption of the Expensify Card program.
Cost of Revenue, Net and Gross Margin

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Cost of revenue, net	$35,333	$35,019	$314	1%
Gross margin	$32,502	$36,819	$(4,317)	(12)%
Gross margin %	48%	51%

Cost of revenue, net increased by $0.3 million, or 1%, for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to an increase in amortization expense related to capitalized software. The increase was partially offset by savings generated from the increased use of AI in place of human agents.
Gross margin decreased to 48% for the six months ended June 30, 2026 compared to 51% in the same period in 2025 due to the factors described in the preceding paragraphs for Revenue, net and Cost of revenue, net.
Research and Development

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Research and development	$10,248	$10,516	$(268)	(3)%

Research and development expenses decreased by $0.3 million, or 3%, for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to an increase in internal employee time spent in the application development stage of projects capitalized as software development costs.

General and Administrative

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
General and administrative	$18,709	$20,240	$(1,531)	(8)%

General and administrative expenses decreased $1.5 million, or 8%, for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to (i) a decrease in settlement losses, net of recoveries, and (ii) a decrease in accounting and audit fees.
Sales and Marketing

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Sales and marketing	$8,438	$17,888	$(9,450)	(53)%

Sales and marketing expenses decreased $9.5 million, or 53%, for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to elevated advertising spend in 2025 related to our title sponsorship of F1® The Movie, which was released in theaters in June 2025.
Other Income, Net

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Other income, net	$373	$1,213	$(840)	(69)%

Other income, net decreased $0.8 million, or 69%, for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to the net impact of period-over-period foreign currency gains and losses.
Provision for Income Taxes

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Provision for income taxes	$(1,668)	$(1,345)	$(323)	24%

We recorded a provision for income taxes of $1.7 million for the six months ended June 30, 2026 compared to a provision for income taxes of $1.3 million for the same period in 2025.
During the six months ended June 30, 2026 and 2025, our effective income tax rate was (36.9)% and (12.7)%, respectively. The effective income tax rate differs from the statutory rate in 2026 and 2025 primarily due to non-deductible stock-based compensation and the change in valuation allowance in 2025.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through our cash flow from operations, sales of our equity securities and borrowings under our credit facilities. As of June 30, 2026, we had $65.8 million in cash and cash equivalents with no outstanding indebtedness and a $7.5 million letter of credit outstanding.
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
CASH FLOWS
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$8,551	$16,040
Net cash used in investing activities	(2,491)	(1,672)
Net cash used in financing activities	(1,066)	(2,774)
Net increase in cash and cash equivalents and restricted cash	$4,994	$11,594

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities was $8.6 million for the six months ended June 30, 2026 as compared to $16.0 million for the same period in 2025. The decrease is primarily due to (i) a decrease in subscription revenue, and (ii) the settlement payment related to the Putative Class Action discussed under Part II, Item 1. "Legal Proceedings" and related legal fees. This was partially offset by a decrease in advertising spend due to elevated advertising spend in 2025 related to our title sponsorship of F1® The Movie, which was released in theaters in June 2025.
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities was $2.5 million for the six months ended June 30, 2026, consisting of software development costs.
Net cash used in investing activities increased for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to an increase in employee and external contributor software development costs.
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used in financing activities was $1.1 million for the six months ended June 30, 2026, primarily consisting of the repurchase and retirement of common stock primarily due to the Tender Offer and additional share repurchases described below. This was partially offset by (i) the change in customer funds, net, and (ii) proceeds from common stock purchased under the 2021 Stock Purchase and Matching Plan ("Matching Plan").
Net cash used in financing activities decreased for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to (i) the change in customer funds, net, and (ii) proceeds from common stock purchased under the Matching Plan, partially offset by the repurchase and retirement of common stock primarily due to the Tender Offer and additional share repurchases described below.

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
As of June 30, 2026, we had $39.8 million remaining under the 2025 Share Repurchase Program, not including amounts used for net share settlement of vested equity incentive awards.
Tender Offer
On May 13, 2026, we announced the commencement of a modified “Dutch auction” tender offer to purchase shares of our Class A common stock for an aggregate purchase price of up to $25.0 million at a price per share of not less than $0.98 and not more than $1.20 (the “Tender Offer”). The Tender Offer was not conditioned upon any minimum number of shares being tendered and was not subject to a financing condition. The Tender Offer expired on June 10, 2026. We accepted 6,053,023 shares for purchase at the purchase price of $1.20 per share, for a total cost of $8.0 million, including $0.7 million of fees and expenses related to the Tender Offer.
See Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information about the Share Repurchase Program and Tender Offer.
CREDIT FACILITIES
Loan and Security Agreement
In February 2024, we entered into a Second Amended and Restated Loan and Security Agreement (as subsequently amended, the "2024 Amended Loan and Security Agreement") with Canadian Imperial Bank of Commerce (“CIBC”). The 2024 Amended Loan and Security Agreement provided for a $25.0 million revolving credit facility, which was terminated in July 2025. At the time of such termination, we had no borrowings under the revolving credit facility, and certain terms of the 2024 Amended Loan and Security Agreement, including collateral security, survived the termination with respect to outstanding Contingent Obligations (as defined in the 2024 Amended Loan and Security Agreement) arising from Bank Services (as defined in the 2024 Amended Loan and Security Agreement). There were no penalties incurred by us as a result of the termination of the revolving credit facility.
In April 2024, we entered into an irrevocable standby letter of credit (the "Letter of Credit") issued under the 2024 Amended Loan and Security Agreement to reduce cash collateral requirements in connection with the Expensify Card program. The Letter of Credit was issued in the amount of $1.0 million for the benefit of Bancorp. In April 2025, we entered into an amendment to the irrevocable standby letter of credit to increase the Letter of Credit to $7.5 million. The Letter of Credit remained outstanding following the termination of the revolving credit facility.

Letter of Credit Security Agreement
In October 2025, we entered into a Letter of Credit Facility and Security Agreement (the “LOC Security Agreement”) with CIBC. The LOC Security Agreement, among other things, provides for the issuance of additional irrevocable standby letters of credit, governs the terms of the outstanding Letter of Credit originally issued under the 2024 Amended Loan and Security Agreement, grants to CIBC, for the ratable benefit of the lenders, a security interest in substantially all of our assets and our subsidiaries, and also replaces the 2024 Amended Loan and Security Agreement with respect to the Contingent Obligations (as defined in the LOC Security Agreement). Under the LOC Security Agreement, the Letter of Credit remained at $7.5 million and expires in March 2027. The Letter of Credit automatically renews for successive one-year periods unless we or the issuing bank provide notice of non-renewal prior to the expiration date. No amounts had been drawn on the Letter of Credit as of June 30, 2026.
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
The following table sets forth the average number of paid members for each of the periods presented (in thousands):

Three Months Ended	Paid members
June 30, 2026	640
June 30, 2025	652

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
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net loss excluding provision for (benefit from) income taxes, other income, net, depreciation and amortization and stock-based compensation expense. We define adjusted EBITDA margin as adjusted EBITDA divided by revenue, net for the same period. We are focused on profitable growth and we consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses that are not indicative of the core operating performance of our business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except percentages)
Net loss	$(3,851)	$(8,788)	$(6,188)	$(11,957)
Net loss margin	(11)%	(25)%	(9)%	(17)%
Add:
Provision for (benefit from) income taxes	1,132	(661)	1,668	1,345
Other income, net	(202)	(889)	(373)	(1,213)
Depreciation and amortization	2,301	2,018	4,517	3,961
Stock-based compensation expense	7,211	6,927	13,188	14,917
Adjusted EBITDA	$6,591	$(1,393)	$12,812	$7,053
Adjusted EBITDA margin	19%	(4)%	19%	10%

Non-GAAP Net Income (Loss) and Non-GAAP Net Income (Loss) Margin
We define non-GAAP net income (loss) as net loss excluding stock-based compensation expense. We define non-GAAP net income (loss) margin as non-GAAP net income (loss) divided by revenue, net for the same period. We are focused on profitable growth and we consider non-GAAP net income (loss) to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of stock-based compensation expense, which is not considered indicative of the core operating performance of our business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except percentages)
Net loss	$(3,851)	$(8,788)	$(6,188)	$(11,957)
Net loss margin	(11)%	(25)%	(9)%	(17)%
Add:
Stock-based compensation expense	7,211	6,927	13,188	14,917
Non-GAAP net income (loss)	$3,360	$(1,861)	$7,000	$2,960
Non-GAAP net income (loss) margin	10%	(5)%	10%	4%

Free Cash Flow and Free Cash Flow Margin
We define free cash flow as net cash provided by operating activities excluding changes in settlement assets, net and settlement liabilities, reduced by the purchases of property and equipment and software development costs. We define free cash flow margin as free cash flow divided by revenue, net for the same period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except percentages)
Net cash provided by operating activities	$8,433	$8,184	$8,551	$16,040
Operating cash flow margin	25%	23%	13%	22%
Changes in settlement assets and liabilities:
Settlement assets, net	(1,160)	439	3,321	5,994
Settlement liabilities	252	(1,138)	(478)	(4,947)
Less:
Purchase of property and equipment	—	(17)	—	(17)
Software development costs	(1,079)	(1,157)	(2,491)	(1,655)
Free cash flow	$6,446	$6,311	$8,903	$15,415
Free cash flow margin	19%	18%	13%	21%

Contractual Obligations and Commitments
As of June 30, 2026, there have been no material changes in our contractual obligations and commitments as disclosed in our 2025 Annual Report.

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

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
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
On December 17, 2025, after conducting mediation within the current discovery phase of the lawsuit, the parties reached an agreement-in-principle to settle all claims in the Putative Class Action for an aggregate sum of $9.5 million. On February 12, 2026, lead plaintiff filed a stipulation of settlement and an unopposed motion for preliminary approval of settlement. On February 23, 2026, the Court granted preliminary approval of the settlement. On April 28, 2026, lead plaintiff filed a motion for final approval of the settlement, as well as motion for attorneys' fees. A hearing for the final approval of the settlement was held on June 30, 2026 at which time final approval was granted by the Court. During the six months ended June 30, 2026, the Company deposited $9.5 million into escrow for the proposed settlement, which consisted of $2.6 million paid by the Company and $6.9 million recovered under the Company's applicable insurance policies.
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
On December 18, 2024, a shareholder derivative lawsuit was filed in the United States District Court for the District of Oregon captioned Da Silva v. Barrett, et al., Case No. 3:24-cv-02095 (the “Da Silva Action” and with the O’Halloran Action, the “Derivative Action”), purportedly on our behalf against the Derivative Defendants and asserting substantively the same claims as those asserted in the O’Halloran Action. On January 2, 2025, the parties to the Derivative Action filed a stipulation to consolidate the O’Halloran and Da Silva Actions and apply the stay entered in the O’Halloran Action to the Derivative Action. On February 10, 2025, the Court consolidated the O’Halloran and Da Silva Actions and applied the existing stay to the consolidated action under the caption In re Expensify, Inc. Derivative Litigation, Case No. 3:24-cv-00775-SI. On July 15, 2026, the Court granted the parties stipulation to continue the stay of the O’Halloran

Action. The Derivative Defendants deny the allegations of wrongdoing and will continue to vigorously defend against the claims in the Derivative Action.
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
If our stock price falls below $1.00 for an extended period of time, our Class A common stock may be subject to delisting from Nasdaq.
On April 17, 2026, we received a deficiency letter from the Nasdaq Listing Qualifications Department (“the Staff”) of Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our Class A common stock had been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until October 14, 2026 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our Class A common stock was required to be at least $1.00 per share for a minimum of ten consecutive business days before the Compliance Date. On May 28, 2026, we were notified by Nasdaq that we had regained compliance with the Minimum Bid Price Requirement and that Nasdaq considers this matter closed.
Although we have regained compliance with Minimum Bid Price Requirement, it is possible that we could fall out of compliance again in the future. If we fail to meet all applicable Nasdaq requirements in the future and Nasdaq determines to delist our common stock, which would adversely impact liquidity of our Class A common stock and potentially result in an even lower share price for our Class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information regarding our purchases of shares of Class A common stock during the three months ended June 30, 2026:

	Total number of shares purchased	Weighted average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)(3)
April 1 - 30, 2026	—	$—	—	$41,000,511
May 1 - 31, 2026	—	$—	—	$66,000,511
June 1 - 30, 2026	6,765,040	$1.25	6,765,040	$39,836,541
Total	6,765,040		6,765,040

(1)Average price paid per share for purchases of shares of Class A common stock transactions excludes transaction costs and excise taxes.
(2)On February 27, 2025, we announced the approval of a share repurchase program with authorization to purchase up to $50.0 million of our Class A common stock at management’s discretion that expires on March 31, 2028, does not obligate us to repurchase any specific number of shares and may be modified, suspended or terminated at any time at our discretion. As of June 30, 2026, we had $39.8 million remaining under the share repurchase authorization.
(3)On May 13, 2026, we announced the commencement of a modified “Dutch auction” tender offer to purchase shares of our Class A common stock for an aggregate purchase price of up to $25.0 million at a price per share of not less than $0.98 and not more than $1.20 (the “Tender Offer”). The Tender Offer was not conditioned upon any minimum number of shares being tendered and was not subject to a financing condition. The Tender Offer expired on June 10, 2026. We accepted 6,053,023 shares for purchase at the purchase price of $1.20 per share. Following the expiration of the Tender Offer and the acceptance of shares for payment, no amounts remain under the Tender Offer authorization.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Certificate of Retirement
On August 6, 2026 the Company filed a Certificate of Retirement with the Secretary of State of the State of Delaware to retire 151,199 shares of LT50 common stock, par value $0.0001 per share, of the Company (“LT50 Common Stock”). All 151,199 shares of LT50 Common Stock were converted into 151,199 shares of Class A common stock, par value $0.0001 per share, of the Company (the “Class A Common Stock”). The Company’s Amended and Restated Certificate of Incorporation requires that any shares of LT50 Common Stock that are converted into shares of Class A Common Stock be retired and may not be reissued.
Effective upon filing, the Certificate of Retirement amended the Amended and Restated Certificate of Incorporation of the Company to reduce the total authorized number of shares of capital stock of the Company by 151,199 shares. The total number of authorized shares of the Company is now 1,056,613,065, such shares consisting of 1,000,000,000 shares designated Class A Common Stock, 21,871,197 shares designated LT10 Common Stock, 24,741,868 shares designated LT50 Common Stock, each with a par value of $0.0001 per share, of the Company, and 10,000,000 shares designated preferred stock, par value $0.0001 per share, of the Company.
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

EXPENSIFY, INC.

Date: August 6, 2026	By:	/s/ David Barrett
David Barrett
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Ryan Schaffer
Ryan Schaffer
Chief Financial Officer
(Principal Financial Officer)