Form 10-Q
period 2026-09-30
Expensify, Inc.
filed 2026-11-05
CIK 1476840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The registrant had outstanding 80,054,198 shares of Class A common stock, par value of $0.0001 per share, 4,209,827 shares of LT10 common stock, par value $0.0001 per share, and 8,129,514 shares of LT50 common stock, par value $0.0001 per share, as of November 2, 2026.

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
•our reliance on third parties, including our issuing bank, payment processor and card network, for the Expensify Card program, and our ability to continue to grow adoption of the Expensify Card;
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements

Expensify, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share data)

	As of September 30,	As of December 31,
	2026	2025
Assets
Cash and cash equivalents	$63,747	$63,080
Accounts receivable, net	11,245	12,617
Settlement assets, net	57,356	45,378
Prepaid expenses	5,263	5,588
Other current assets	21,758	26,344
Total current assets	159,369	153,007
Capitalized software, net	10,998	13,596
Property and equipment, net	12,553	13,016
Lease right-of-use assets	5,325	4,730
Deferred tax assets, net	467	494
Other assets	1,601	1,146
Total assets	$190,313	$185,989
Liabilities and stockholders' equity
Accounts payable	$928	$289
Accrued expenses and other liabilities	7,380	17,893
Lease liabilities, current	936	678
Settlement liabilities	36,144	27,545
Total current liabilities	45,388	46,405
Lease liabilities, non-current	5,352	5,061
Other liabilities	2,112	1,778
Total liabilities	52,852	53,244
Commitments and contingencies (Note 4)
Stockholders' equity:
Preferred stock, par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.0001; Class A common stock; 1,000,000,000 shares authorized; 80,041,088 and 80,767,385 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; LT10 common stock; 21,871,197 shares authorized; 4,209,827 shares issued and outstanding as of September 30, 2026 and December 31, 2025; LT50 common stock; 24,741,868 and 24,967,114 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 8,129,514 and 8,083,690 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	9	9
Additional paid-in capital	319,192	304,953
Accumulated deficit	(181,740)	(172,217)
Total stockholders' equity	137,461	132,745
Total liabilities and stockholders' equity	$190,313	$185,989

The accompanying notes are an integral part of these condensed consolidated financial statements.
5

Expensify, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue, net	$33,021	$35,065	$100,856	$106,903
Cost of revenue, net	18,089	17,667	53,424	52,686
Gross margin	14,932	17,398	47,432	54,217
Operating expenses:
Research and development	4,952	4,905	15,199	15,421
General and administrative	8,302	9,814	27,011	30,054
Sales and marketing	4,354	4,936	12,791	22,824
Total operating expenses	17,608	19,655	55,001	68,299
Loss from operations	(2,676)	(2,257)	(7,569)	(14,082)
Other income, net	367	96	740	1,309
Loss before income taxes	(2,309)	(2,161)	(6,829)	(12,773)
Provision for income taxes	(1,026)	(154)	(2,694)	(1,499)
Net loss	$(3,335)	$(2,315)	$(9,523)	$(14,272)
Net loss per share:
Basic and diluted	$(0.04)	$(0.03)	$(0.10)	$(0.15)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	91,529,433	92,559,381	93,555,317	92,114,672

The accompanying notes are an integral part of these condensed consolidated financial statements.
6

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Three months ended September 30, 2026
Balance at June 30, 2026	—	$—	91,897,067	$9	$312,958	$(178,405)	$134,562
Issuance of common stock upon exercise of stock options	—	—	23,337	—	27	—	27
Issuance of restricted stock units	—	—	3,731	—	5	—	5
Settlement of liability-classified restricted common shares	—	—	144,311	—	—	—	—
Issuance of common stock under the Matching Plan	—	—	911,994	—	927	—	927
Issuance of common stock in connection with restricted stock units vesting	—	—	178,962	—	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(56,852)	—	(133)	—	(133)
Repurchase and retirement of common stock	—	—	(722,121)	—	(1,265)	—	(1,265)
Stock-based compensation	—	—	—	—	6,673	—	6,673
Net loss	—	—	—	—	—	(3,335)	(3,335)
Balance at September 30, 2026	—	$—	92,380,429	$9	$319,192	$(181,740)	$137,461

The accompanying notes are an integral part of these condensed consolidated financial statements.
7

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Three months ended September 30, 2025
Balance at June 30, 2025	—	$—	92,647,210	$9	$294,591	$(162,785)	$131,815
Issuance of common stock upon exercise of stock options	—	—	260,962	—	198	—	198
Issuance of restricted stock units	—	—	2,128	—	5	—	5
Settlement of liability-classified restricted common shares	—	—	237,573	—	—	—	—
Issuance of common stock under the Matching Plan	—	—	1,267,158	—	1,741	—	1,741
Issuance of common stock in connection with restricted stock units vesting	—	—	196,268	—	—	—	—
Repurchase and retirement of common stock	—	—	(1,579,763)	—	(3,031)	—	(3,031)
Stock-based compensation	—	—	—	—	7,247	—	7,247
Net loss	—	—	—	—	—	(2,315)	(2,315)
Balance at September 30, 2025	—	$—	93,031,536	$9	$300,751	$(165,100)	$135,660

The accompanying notes are an integral part of these condensed consolidated financial statements.
8

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Nine months ended September 30, 2026
Balance at December 31, 2025	—	$—	93,060,902	$9	$304,953	$(172,217)	$132,745
Issuance of common stock upon exercise of stock options	—	—	67,408	—	66	—	66
Issuance of restricted stock units	—	—	12,375	—	15	—	15
Settlement of liability-classified restricted common shares	—	—	872,900	—	—	—	—
Issuance of common stock under the Matching Plan	—	—	5,215,027	1	4,209	—	4,210
Issuance of common stock in connection with restricted stock units vesting	—	—	695,830	—	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(56,852)	—	(133)	—	(133)
Repurchase and retirement of common stock	—	—	(7,487,161)	(1)	(10,489)	—	(10,490)
Stock-based compensation	—	—	—	—	20,571	—	20,571
Net loss	—	—	—	—	—	(9,523)	(9,523)
Balance at September 30, 2026	—	$—	92,380,429	$9	$319,192	$(181,740)	$137,461

The accompanying notes are an integral part of these condensed consolidated financial statements.
9

Expensify, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Nine months ended September 30, 2025
Balance at December 31, 2024	—	$—	91,376,765	$9	$279,062	$(150,828)	$128,243
Issuance of common stock upon exercise of stock options	—	—	357,044	—	315	—	315
Vesting of early exercised stock options	—	—	—	—	113	—	113
Issuance of restricted stock units	—	—	8,600	—	28	—	28
Settlement of liability-classified restricted common shares	—	—	382,393	—	—	—	—
Issuance of common stock under the Matching Plan	—	—	2,950,902	—	4,351	—	4,351
Issuance of common stock in connection with restricted stock units vesting	—	—	820,931	—	—	—	—
Repurchase and retirement of common stock	—	—	(2,865,099)	—	(6,057)	—	(6,057)
Stock-based compensation	—	—	—	—	22,939	—	22,939
Net loss	—	—	—	—	—	(14,272)	(14,272)
Balance at September 30, 2025	—	$—	93,031,536	$9	$300,751	$(165,100)	$135,660

The accompanying notes are an integral part of these condensed consolidated financial statements.
10

Expensify, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(9,523)	$(14,272)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,943	6,179
Reduction of operating lease right-of-use assets	446	427
Loss on impairment, receivables and sale or disposal of equipment	907	448
Stock-based compensation expense	19,636	21,580
Amortization of debt issuance costs	112	79
Deferred income taxes	73	2
Changes in assets and liabilities:
Accounts receivable, net	629	50
Settlement assets, net	(4,479)	(5,658)
Prepaid expenses	325	7,915
Other current assets	6,207	(2,564)
Other assets	(267)	6
Accounts payable	640	451
Accrued expenses and other liabilities	(10,463)	(350)
Operating lease liabilities	(483)	(435)
Settlement liabilities	1,575	1,318
Other liabilities	288	(116)
Net cash provided by operating activities	12,566	15,060
Cash flows from investing activities:
Purchase of property and equipment and other assets	(227)	(17)
Software development costs	(3,030)	(2,740)
Net cash used in investing activities	(3,257)	(2,757)
Cash flows from financing activities:
Change in customer funds, net	5,654	2,827
Principal payments of finance leases	(100)	(104)
Payments for debt issuance costs	(114)	(88)
Proceeds from common stock purchased under the Matching Plan	4,210	4,351
Proceeds from issuance of common stock upon exercise of stock options	66	315
Payments for employee taxes withheld from stock-based awards	(133)	—
Repurchase and retirement of common stock	(10,477)	(6,057)
Net cash (used in) provided by financing activities	(894)	1,244
Net increase in cash and cash equivalents and restricted cash	8,415	13,547
Cash and cash equivalents and restricted cash at beginning of period	104,624	90,834
Cash and cash equivalents and restricted cash at end of period	$113,039	$104,381
Noncash investing and financing items:
Stock-based compensation capitalized as software development costs	$935	$1,359

The accompanying notes are an integral part of these condensed consolidated financial statements.
11

Expensify, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

Repurchases and retirement of common stock in accounts payable and accrued expenses	$13	$—
Purchases of property and equipment and other assets and capitalized software in accounts payable and accrued expenses	$62	$78
Fair value of common stock issued to settle liability-classified restricted stock units	$1,031	$792
Right-of-use assets acquired with operating lease liabilities	$1,123	$—
Reconciliation of cash and cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$63,747	$61,453
Restricted cash included in other current assets	20,163	17,875
Restricted cash included in settlement assets, net	29,129	25,053
Total cash and cash equivalents and restricted cash	$113,039	$104,381

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
Results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other future annual or interim period.
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
The Company revised the condensed consolidated statement of cash flows for 2025 starting in the first quarter of 2026 and subsequent filings for the classification of changes in reimbursement-related settlement assets and liabilities. As a result of the revision, net cash provided by operating activities and net cash used in financing activities decreased by $2.8 million for the nine months ended September 30, 2025. This revision was deemed to be immaterial to the condensed consolidated financial statements for the nine months ended September 30, 2025.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 2 – REVENUE, NET AND CERTAIN STATEMENT OF OPERATIONS COMPONENTS
Disaggregation of Revenue, Net
The table below provides information about disaggregated revenue, net from customers (in thousands). No individual customer represented more than 10% of the Company’s total revenue, net during each of the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Subscription fees	$30,032	$32,105	$91,747	$98,213
Interchange	5,831	5,412	17,296	15,743
Other	125	104	366	261
Cashback rewards	(2,967)	(2,556)	(8,553)	(7,314)
Total revenue, net	$33,021	$35,065	$100,856	$106,903

The table below provides the Company's total revenue, net by geographic region based on the transaction currency (in thousands). No other individual country outside of the United States accounted for more than 10% of total revenue, net during each of the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$29,945	$31,969	$91,581	$97,652
All other locations	3,076	3,096	9,275	9,251
Total revenue, net	$33,021	$35,065	$100,856	$106,903

Consideration From a Vendor
Under the Expensify Card program, the Company receives consideration from a vendor for certain volume-based incentives from Visa, which are included as a reduction to Cost of revenue, net on the Condensed Consolidated Statements of Operations as earned. The amounts earned under these volume-based incentives were $0.2 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively. The amounts earned under these volume-based incentives were $0.7 million and $1.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 3 – CERTAIN BALANCE SHEET COMPONENTS
Other Current Assets
Other current assets consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Expensify Card posted collateral for funds held for customers	$11,739	$10,530
Expensify.org restricted cash	6,335	6,181
Earned interchange restricted cash	1,907	1,654
Deferred contract acquisition costs	689	508
Income tax receivable	675	495
Other restricted cash	182	179
Expected insurance recoveries	139	6,710
Other	92	87
Other current assets	$21,758	$26,344

Capitalized Software, Net
Capitalized software, net consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Capitalized software development costs	$40,185	$36,393
Less: accumulated amortization	(29,187)	(22,797)
Capitalized software, net	$10,998	$13,596

Amortization expense related to capitalized software development costs is recorded in Cost of revenue, net on the Condensed Consolidated Statements of Operations. Amortization expense was $2.2 million and $1.9 million for the three months ended September 30, 2026 and 2025, respectively. Amortization expense was $6.4 million and $5.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Computers and equipment	$151	$165
Furniture and fixtures	1,869	1,889
Leasehold improvements	7,784	7,791
Commercial building	9,209	9,209
Land	4,151	4,151
Total property and equipment	23,164	23,205
Less: accumulated depreciation	(10,611)	(10,189)
Property and equipment, net	$12,553	$13,016

Depreciation expense related to property and equipment is recorded in General and administrative, Sales and marketing, and Other income, net on the Condensed Consolidated Statements of Operations. Depreciation expense related to property and equipment was $0.2 million for each of the three months ended September 30, 2026 and 2025. Depreciation expense was $0.5 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Partner payouts and advertising fees	$1,700	$1,559
Professional fees	1,351	1,787
Sales, payroll and other taxes payable	1,136	1,484
Cashback rewards	649	562
Credit card processing fees	537	477
Matching Plan payroll liability	328	672
Income taxes payable	129	284
Estimated putative class action liability	—	9,500
Other	1,550	1,568
Accrued expenses and other liabilities	$7,380	$17,893

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 4 – COMMITMENTS AND CONTINGENCIES
Letter of Credit Security Agreement
In October 2025, the Company entered into a Letter of Credit Facility and Security Agreement (the “LOC Security Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”) that included an irrevocable standby letter of credit (the "Letter of Credit") of $7.5 million originally issued in 2024 under the Company’s now-terminated loan and security agreement. The LOC Security Agreement, among other things, provides for the issuance of additional irrevocable standby letters of credit, and grants to CIBC, for the ratable benefit of the lenders, a security interest in substantially all of the assets of the Company and its subsidiaries. Under the LOC Security Agreement, the Letter of Credit expires in March 2027. The Letter of Credit automatically renews for successive one-year periods unless the Company or the issuing bank provide notice of non-renewal prior to the expiration date. No amounts had been drawn on the Letter of Credit as of September 30, 2026.
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
On November 29, 2023, a putative securities class action (the “Putative Class Action”) was filed in the United States District Court for the District of Oregon captioned Wilhite v. Expensify, Inc., et al., Case No. 3:23-cv-01784-JR, naming the Company, the Company's executive officers and several of the Company's current and former directors as defendants (collectively, the “Defendants”). The lawsuit was purportedly brought on behalf of all those who purchased or acquired the Company's stock pursuant or traceable to its initial public offering ("IPO"). The complaint alleged claims under Sections 11 and 15 of the Securities Act of 1933 based on allegedly false or misleading statements in the offering documents filed in connection with the IPO. The lawsuit sought unspecified damages and other relief. On December 17, 2025, after conducting mediation within the discovery phase of the lawsuit, the parties reached an agreement-in-principle to settle all claims in the Putative Class Action for an aggregate sum of $9.5 million. Plaintiff filed a stipulation of settlement and motion for preliminary approval of settlement on February 12, 2026. On February 23, 2026, the Court granted preliminary approval of the settlement. On April 28, 2026, Plaintiff filed a motion for final approval of the settlement, as well as a motion for attorneys' fees. A hearing for the final approval of the settlement was held on June 30, 2026, at which time final approval was granted by the Court. During the nine months ended September 30, 2026, the Company deposited $9.5 million into escrow for the settlement, which consisted of $2.6 million paid by the Company and $6.9 million recovered under the Company's applicable insurance policies.
Between May 2024 and March 2026, four shareholder derivative lawsuits were filed in the United States District Court for the District of Oregon naming the Company as nominal defendant, with the Company's executive officers and several of the Company's current and former directors as defendants (collectively, the “Derivative Defendants”). The Derivative Defendants deny the allegations of wrongdoing and will continue to vigorously defend against the claims in the shareholder derivative lawsuits. At this time, the Company is unable to estimate the probability or the amount of liability, if any, related to these matters. The Company expects all future settlements related to these matters, if any, to be covered by the

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

applicable insurance policies carried by the Company, subject to applicable retentions and policy limits. See Part II, Item 1. "Legal Proceedings" for further details.
As of September 30, 2026, there were no other legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
2021 Incentive Plans
In November 2021, the Board of Directors adopted, and the Company's stockholders approved, the 2021 Incentive Plans, which both became effective immediately before the effectiveness of the Company's IPO Registration Statement on Form S-1 and use a combined share reserve. Under the 2021 Incentive Plans, 11,676,932 shares of Class A common stock were initially reserved for issuance pursuant to a variety of stock-based awards, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs"), and other forms of equity and cash compensation under the 2021 Plan and purchase rights and matching awards under the Matching Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Plans will be increased upon the expiration, forfeiture, cancellation, withholding of shares upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2009 Stock Plan or of Class A common stock or LT50 common stock underlying outstanding stock-based awards granted under the 2019 Stock Plan. The number of shares of Class A common stock reserved and available for issuance under the 2021 Incentive Plans as of September 30, 2026 and December 31, 2025 was 20,322,350 shares and 20,992,688 shares, respectively. The number of shares reserved for issuance under the 2021 Incentive Plans will automatically increase each subsequent January 1 through January 1, 2031, by the lesser of (A) 6% of the aggregate number of shares of all classes of common stock outstanding on the last day of the immediately preceding calendar year, or (B) such lesser number of shares as determined by the Company’s Board of Directors or compensation committee; provided, however, that no more than 87,576,990 shares of Class A common stock may be issued upon the exercise of incentive stock options.

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
Service Providers who participated in the Matching Plan for the offering period ended September 14, 2026 purchased a total of 426,897 shares of Class A common stock, based on a purchase price of $2.17, resulting in gross cash proceeds to the Company of $0.9 million.
Service Providers who participated in the Matching Plan for the offering period ended September 14, 2025 purchased a total of 897,657 shares of Class A common stock, based on a purchase price of $1.94, resulting in gross cash proceeds to the Company of $1.7 million.
For the offering period ended September 14, 2026, the Company elected to match each share of Class A common stock purchased or issued under the Matching Plan with 1/20 of a share of Class A common stock. During the three and nine months ended September 30, 2026, the Company granted 485,097 and 1,412,921 shares of Class A common stock under the Matching Plan, respectively.
For the offering period ended September 14, 2025, the Company elected to match each share of Class A common stock purchased or issued under the Matching Plan with 1/20 of a share of Class A common stock. During the three and nine months ended September 30, 2025, the Company granted 298,577 and 769,045 shares of Class A common stock under the Matching Plan, respectively.
The Company has made discretionary contributions under the Matching Plan to eligible Service Providers. The Company did not make any discretionary contributions under the Matching Plan to eligible Service Providers during both the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company granted 70,924 and 314,658 shares of Class A common stock as discretionary contributions under the Matching Plan, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Restricted Stock Units
Equity-Classified Awards
Pursuant to the Company's Non-Employee Director Compensation Program, which was adopted under the 2021 Incentive Plans, the Company granted 371,286 Class A common stock RSUs during the nine months ended September 30, 2026. A total of 153,690 Class A common stock RSUs vested during the nine months ended September 30, 2026 related to previously-granted RSU awards, as the service conditions were satisfied.
During the nine months ended September 30, 2026, equity-classified RSU activity was as follows:

	Class A Common Stock	LT50 Common Stock	Weighted average grant date fair value per share
Outstanding at December 31, 2025	1,547,676	1,373,802	$30.30
RSUs granted	371,286	—	$1.14
RSUs vested	(424,760)	(271,070)	$25.29
RSUs cancelled/forfeited/expired	(49,261)	(29,077)	$35.36
Outstanding at September 30, 2026	1,444,941	1,073,655	$27.23

As of September 30, 2026, the Company had $52.4 million of unrecognized stock-based compensation expense related to unvested equity-classified RSUs, which is expected to be recognized over the remaining weighted average life of 2.86 years.
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
The Company issued 872,900 Class A common stock RSUs and settled liability-classified awards with a fair value of $1.0 million during the nine months ended September 30, 2026.
The Company issued 382,393 Class A common stock RSUs and settled liability-classified awards with a fair value of $0.8 million during the nine months ended September 30, 2025.
As of September 30, 2026, the Company had $1.6 million of unrecognized stock-based compensation expense related to unvested liability-classified RSUs, which is expected to be recognized over the remaining weighted average life of 0.98 years.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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
On June 23, 2026, pursuant to the 2021 Plan, the Company's Board of Directors approved and authorized the grant of incentive and nonqualified stock options to the Company's named executive officers and certain directors of the Company. The options granted vest ratably on a quarterly basis over four years subject to the Service Providers' continued service through each vesting date. All options granted had a vest commencement date of April 13, 2025. On the grant date, the Company recorded a cumulative one-time stock-based compensation expense of $1.6 million for the requisite service period satisfied by the Service Providers prior to that date. The Company will recognize the remaining stock-based compensation expense on a straight-line basis over the remaining vesting period.
During the nine months ended September 30, 2026, the Company granted 5,580,464 options to Service Providers under the 2021 Plan.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The fair value of options granted during the nine months ended September 30, 2026 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Nine Months Ended September 30,
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
A summary of the Company's stock option activity during the nine months ended September 30, 2026 was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Outstanding at December 31, 2025	3,248,373	$2.47	3.49
Options granted	5,580,464	$1.75
Options exercised	(67,408)	$0.98
Options cancelled/forfeited/expired	(91,975)	$5.79
Outstanding and exercisable at September 30, 2026	8,669,454	$1.98	7.25

The total pretax intrinsic value of options outstanding and exercisable at September 30, 2026 was $5.9 million. The intrinsic value is the difference between the closing price of the Company's common stock on the date of exercise and the exercise price for in-the-money options. The intrinsic value of options outstanding and exercisable is based on the closing price of the Company's common stock as of September 30, 2026. The weighted average grant date fair value of options granted during the nine months ended September 30, 2026 was $1.17.
As of September 30, 2026, the Company had $4.1 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.53 years.
Cash received from the purchase of shares upon the exercise of stock options under the Stock Plans for the nine months ended September 30, 2026 and 2025 was $0.1 million and $0.3 million, respectively.

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Stock-Based Compensation
The following table summarizes the stock-based compensation expense recognized for awards granted under the Company's authorized stock incentive plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Matching Plan shares	$782	$807	$1,878	$3,307
Equity-classified restricted stock units	4,978	5,848	15,280	17,862
Settlement of liability-classified restricted stock units	313	448	1,031	792
Stock options	600	144	2,382	978
Total stock-based compensation	6,673	7,247	20,571	22,939
Less: stock-based compensation capitalized as software development costs	(225)	(584)	(935)	(1,359)
Total stock-based compensation expense	$6,448	$6,663	$19,636	$21,580

Stock-based compensation expense is allocated based on the cost center to which the award holder spent time during the reported periods. Stock-based compensation expense is included in the following components of expenses on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue, net	$2,370	$2,630	$7,101	$8,439
Research and development	1,880	1,881	5,800	6,301
General and administrative	1,166	1,147	3,593	3,897
Sales and marketing	1,032	1,005	3,142	2,943
Total stock-based compensation expense	$6,448	$6,663	$19,636	$21,580

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 6 – INCOME TAXES
For the three and nine months ended September 30, 2026, the Company prepared its interim tax provision by applying a year-to-date effective tax rate, which the Company believes results in the best estimate of the annual effective tax rate.
The Company recorded a provision for income taxes of $1.0 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, which resulted in effective tax rates of (44.4)% and (7.1)%, respectively.
The Company recorded a provision for income taxes of $2.7 million and $1.5 million for the nine months ended September 30, 2026 and 2025, respectively, which resulted in effective tax rates of (39.4)% and (11.7)%, respectively.
The effective income tax rate differs from the statutory tax rate in 2026 and 2025 primarily due to non-deductible stock-based compensation.
The amount of cash paid for income taxes, net of refunds received, was $2.7 million and $4.9 million for the nine months ended September 30, 2026 and 2025, respectively.
The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. As of September 30, 2026 and December 31, 2025, the Company recorded an uncertain tax position liability of $1.9 million and $1.6 million, respectively, within Other liabilities on the Condensed Consolidated Balance Sheets. This liability includes $0.4 million and $0.3 million of interest and penalties as of September 30, 2026 and December 31, 2025, respectively.
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

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 7 – NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30, 2026
	Class A	LT10	LT50	Consolidated
Numerator
Net loss, basic and diluted	$(2,888)	$(153)	$(294)	$(3,335)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	79,264,011	4,209,827	8,055,595	91,529,433
Net loss per share, basic and diluted	$(0.04)	$(0.04)	$(0.04)	$(0.04)

	Three Months Ended September 30, 2025
	Class A	LT10	LT50	Consolidated
Numerator
Net loss, basic and diluted	$(2,012)	$(105)	$(198)	$(2,315)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	80,441,126	4,209,827	7,908,428	92,559,381
Net loss per share, basic and diluted	$(0.03)	$(0.03)	$(0.03)	$(0.03)

	Nine Months Ended September 30, 2026
	Class A	LT10	LT50	Consolidated
Numerator
Net loss, basic and diluted	$(8,277)	$(429)	$(817)	$(9,523)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	81,324,032	4,209,827	8,021,458	93,555,317
Net loss per share, basic and diluted	$(0.10)	$(0.10)	$(0.10)	$(0.10)

	Nine Months Ended September 30, 2025
	Class A	LT10	LT50	Consolidated
Numerator
Net loss, basic and diluted	$(12,410)	$(652)	$(1,210)	$(14,272)
Denominator
Weighted average shares of common stock used to compute net loss per share, basic and diluted	80,093,093	4,209,827	7,811,752	92,114,672
Net loss per share, basic and diluted	$(0.15)	$(0.15)	$(0.15)	$(0.15)

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
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended September 30, 2026
	Class A	LT10	LT50	Consolidated
Weighted-average stock options	1,348,636	—	—	1,348,636
Matching Plan shares	151,194	—	—	151,194
Total	1,499,830	—	—	1,499,830

	Three Months Ended September 30, 2025
	Class A	LT10	LT50	Consolidated
Weighted-average stock options	1,375,739	—	—	1,375,739
Matching Plan shares	40,586	—	—	40,586
Total	1,416,325	—	—	1,416,325

	Nine Months Ended September 30, 2026
	Class A	LT10	LT50	Consolidated
Weighted-average stock options	829,682	—	—	829,682
Matching Plan shares	—	—	—	—
Total	829,682	—	—	829,682

	Nine Months Ended September 30, 2025
	Class A	LT10	LT50	Consolidated
Weighted-average stock options	1,716,686	—	—	1,716,686
Matching Plan shares	30,105	—	—	30,105
Total	1,746,791	—	—	1,746,791

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
During the three months ended September 30, 2026, the Company repurchased 722,121 shares of Class A common stock under the 2025 Share Repurchase Program, at a total cost to the Company of $1.3 million. During the nine months ended September 30, 2026, the Company repurchased 1,434,138 shares of Class A common stock under the 2025 Share Repurchase Program, at a total cost to the Company of $2.5 million.
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
As of September 30, 2026, the Company had approximately $38.6 million remaining under the 2025 Share Repurchase Program, not including amounts used for net share settlement of vested equity incentive awards.
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

Expensify, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

NOTE 9 – SEGMENT REPORTING
The Company operates as one reportable segment because its chief operating decision maker ("CODM"), a committee that consists of the chief executive officer, the chief financial officer, and the chief strategy officer, reviews the Company’s financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. Accordingly, the CODM uses Net loss on a consolidated basis to measure segment profit or loss and reviews significant segment expenses on a consolidated basis to manage the Company's operations, which includes Cost of revenue, net, Research and development, General and administrative, and Sales and marketing. All significant segment expenses are presented on the Condensed Consolidated Statements of Operations. Interest income is recorded within Other income, net on the Condensed Consolidated Statements of Operations. Interest income was $0.5 million during each of the three months ended September 30, 2026 and 2025. Interest income was $1.4 million during each of the nine months ended September 30, 2026 and 2025. The measure of segment assets is Total assets as reported on the Condensed Consolidated Balance Sheets. Substantially all long-lived assets are located in the United States.

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
OVERVIEW
Expensify is a leading cloud-based expense management software platform that helps the smallest to the largest businesses simplify the way they manage money. Every day, people from all walks of life in organizations around the world use Expensify to scan and reimburse receipts from flights, hotels, coffee shops, office supplies and ride shares. Since our founding in 2008, we have added over 15 million members to our community and processed and automated 1.9 billion expense transactions on our platform as of September 30, 2026, freeing people to spend less time managing expenses and more time doing the things they love. For the quarter ended September 30, 2026, an average of 630,000 paid members across an average of 47,000 companies and over 200 countries and territories used Expensify to make money easy.
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
Our contracts with our customers include two performance obligations: access to the hosted software service, inclusive of all features available within the platform, and the related customer support. We account for the platform access and the support as a combined performance obligation because they have the same pattern of transfer over the same period and are therefore delivered concurrently. We satisfy our performance obligation over time each month as we provide platform access and support services to customers and as such recognize revenue over time. We recognize revenue net of applicable taxes imposed on the related transaction. Revenue earned from subscription fees was $30.0 million and $32.1 million for the three months ended September 30, 2026 and 2025, respectively. Revenue earned from subscription fees was $91.7 million and $98.2 million for the nine months ended September 30, 2026 and 2025, respectively.
We also offer an Expensify charge card (the "Expensify Card"), which operates under an agreement with the issuing bank, The Bancorp Bank, N.A. ("Bancorp"), to issue Expensify Cards to customers and authorize and settle transactions on the Visa card network.
Under the Expensify Card program, we generate revenue from the authorization and settlement of Expensify Card transactions and are contractually entitled to all interchange generated on Expensify Card transactions based on our agreement with Bancorp. We are the principal in the transaction and recognize interchange as revenue on a gross basis within Revenue, net on the Condensed Consolidated Statements of Operations. Interchange revenue was $5.8 million and $5.4 million for the three months ended September 30, 2026 and 2025, respectively. Interchange revenue was $17.3 million and $15.7 million for the nine months ended September 30, 2026 and 2025, respectively.
We offer a cashback rewards program to all customers under the Expensify Card program based on volume of Expensify Card transactions. Cashback rewards are earned on a monthly basis and are applied against outstanding customer receivables or are paid out in the following month. We consider our cashback rewards as consideration payable to a customer, and they are recorded as contra revenue within Revenue, net on the Condensed Consolidated Statements of Operations. Cashback rewards applied against outstanding customer receivables are reflected as a reduction to Accounts receivable, net on the Condensed Consolidated Balance Sheets. Cashback rewards liability is recorded within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. The cashback rewards fluctuate over time as customers meet eligibility requirements and based on the timing of payments made to customers. The cost of cashback rewards was $3.0 million and $2.6 million for the three months ended September 30, 2026 and 2025, respectively. The cost of cashback rewards was $8.6 million and $7.3 million for the nine months ended September 30, 2026 and 2025, respectively.

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
Under the Expensify Card program, we receive consideration from a vendor for certain volume-based incentives from Visa, which are included as a reduction to Cost of revenue, net on the Condensed Consolidated Statements of Operations as they are earned. Amounts earned under these volume-based incentives were $0.2 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively. Amounts earned under these volume-based incentives were $0.7 million and $1.3 million for the nine months ended September 30, 2026 and 2025, respectively.
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
The following table sets forth our results of operations for each of the periods presented (in thousands, except percentages, share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue, net	$33,021	$35,065	$100,856	$106,903
Cost of revenue, net(1)	18,089	17,667	53,424	52,686
Gross margin	14,932	17,398	47,432	54,217
Operating expenses:
Research and development(1)	4,952	4,905	15,199	15,421
General and administrative(1)	8,302	9,814	27,011	30,054
Sales and marketing(1)	4,354	4,936	12,791	22,824
Total operating expenses	17,608	19,655	55,001	68,299
Loss from operations	(2,676)	(2,257)	(7,569)	(14,082)
Other income, net	367	96	740	1,309
Loss before income taxes	(2,309)	(2,161)	(6,829)	(12,773)
Provision for income taxes	(1,026)	(154)	(2,694)	(1,499)
Net loss	$(3,335)	$(2,315)	$(9,523)	$(14,272)
Net loss per share:
Basic and diluted	$(0.04)	$(0.03)	$(0.10)	$(0.15)
Weighted average shares of common stock used to compute net loss per share:
Basic and diluted	91,529,433	92,559,381	93,555,317	92,114,672
Net loss margin	(10)%	(7)%	(9)%	(13)%

(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue, net	$2,370	$2,630	$7,101	$8,439
Research and development	1,880	1,881	5,800	6,301
General and administrative	1,166	1,147	3,593	3,897
Sales and marketing	1,032	1,005	3,142	2,943
Total stock-based compensation expense	$6,448	$6,663	$19,636	$21,580

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
Revenue, Net

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Revenue, net	$33,021	$35,065	$(2,044)	(6)%

Revenue, net decreased $2.0 million, or 6%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to (i) a decrease in billable activity across our user base, and (ii) an increase in contra revenue related to cashback payments driven by the increased adoption and spend captured from members using the Expensify Card. This decrease was partially offset by an increase in interchange revenue driven by the adoption of the Expensify Card program.
Cost of Revenue, Net and Gross Margin

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Cost of revenue, net	$18,089	$17,667	$422	2%
Gross margin	$14,932	$17,398	$(2,466)	(14)%
Gross margin %	45%	50%

Cost of revenue, net increased $0.4 million or 2% for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to (i) an increase in software licenses and subscriptions, and (ii) an increase in amortization expense related to capitalized software. This increase was partially offset by a decrease in allocated employee and employee-related expenses from lower stock-based compensation.
Gross margin decreased to 45% for the three months ended September 30, 2026 compared to 50% in the same period in 2025 due to the factors described in the preceding paragraphs for Revenue, net and Cost of revenue, net.
Research and Development

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Research and development	$4,952	$4,905	$47	1%

Research and development expenses remained consistent for the three months ended September 30, 2026 compared to the same period in 2025.

General and Administrative

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
General and administrative	$8,302	$9,814	$(1,512)	(15)%

General and administrative expenses decreased $1.5 million, or 15%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to (i) a decrease in legal fees, and (ii) a decrease in settlement losses, net of recoveries.
Sales and Marketing

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Sales and marketing	$4,354	$4,936	$(582)	(12)%

Sales and marketing expenses decreased $0.6 million, or 12%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to elevated advertising spend in 2025 related to our title sponsorship of F1® The Movie, which was released in theaters in June 2025.
Other Income, Net

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Other income, net	$367	$96	$271	282%

Other income, net increased by $0.3 million, or 282%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to the net impact of period-over-period foreign currency gains and losses.
Provision for Income Taxes

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Provision for income taxes	$(1,026)	$(154)	$(872)	566%

We recorded a provision for income taxes of $1.0 million for the three months ended September 30, 2026 compared to a provision for income taxes of $0.2 million for the same period in 2025.
During the three months ended September 30, 2026 and 2025, our effective income tax rate was (44.4)% and (7.1)%, respectively. The effective income tax rate differs from the statutory rate in 2026 primarily due to non-deductible stock-based compensation and Section 162(m) of the Internal Revenue Code compensation limitations. The effective income tax rate differs from the statutory rate in 2025 primarily due to non-deductible stock-based compensation and the change in the valuation allowance.
COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
Revenue, Net

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Revenue, net	$100,856	$106,903	$(6,047)	(6)%

Revenue, net decreased $6.0 million, or 6%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to (i) a decrease in billable activity across our user base, and (ii) an increase in contra revenue related to cashback payments driven by the increased adoption and spend captured from members using the Expensify Card. This decrease was partially offset by an increase in interchange revenue driven by the adoption of the Expensify Card program.
Cost of Revenue, Net and Gross Margin

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Cost of revenue, net	$53,424	$52,686	$738	1%
Gross margin	$47,432	$54,217	$(6,785)	(13)%
Gross margin %	47%	51%

Cost of revenue, net increased by $0.7 million, or 1%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to (i) an increase in software licenses and subscriptions, and (ii) an increase in amortization expense related to capitalized software. This increase was partially offset by (i) a decrease in allocated employee and employee-related expenses from lower stock-based compensation, and (ii) savings generated from the increased use of artificial intelligence (“AI”) in place of human agents.
Gross margin decreased to 47% for the nine months ended September 30, 2026 compared to 51% in the same period in 2025 due to the factors described in the preceding paragraphs for Revenue, net and Cost of revenue, net.
Research and Development

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Research and development	$15,199	$15,421	$(222)	(1)%

Research and development expenses remained consistent for the nine months ended September 30, 2026 compared to the same period in 2025.

General and Administrative

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
General and administrative	$27,011	$30,054	$(3,043)	(10)%

General and administrative expenses decreased $3.0 million, or 10%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to (i) a decrease in legal, accounting, and audit fees, and (ii) a decrease in settlement losses, net of recoveries.
Sales and Marketing

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Sales and marketing	$12,791	$22,824	$(10,033)	(44)%

Sales and marketing expenses decreased $10.0 million, or 44%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to elevated advertising spend in 2025 related to our title sponsorship of F1® The Movie, which was released in theaters in June 2025.
Other Income, Net

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Other income, net	$740	$1,309	$(569)	(43)%

Other income, net decreased $0.6 million, or 43%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to the net impact of period-over-period foreign currency gains and losses.
Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Provision for income taxes	$(2,694)	$(1,499)	$(1,195)	80%

We recorded a provision for income taxes of $2.7 million for the nine months ended September 30, 2026 compared to a provision for income taxes of $1.5 million for the same period in 2025.
During the nine months ended September 30, 2026 and 2025, our effective income tax rate was (39.4)% and (11.7)%, respectively. The effective income tax rate differs from the statutory rate in 2026 and 2025 primarily due to non-deductible stock-based compensation.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through our cash flow from operations, sales of our equity securities and borrowings under our credit facilities. As of September 30, 2026, we had $63.7 million in cash and cash equivalents with no outstanding indebtedness and a $7.5 million letter of credit outstanding.
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
CASH FLOWS
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$12,566	$15,060
Net cash used in investing activities	(3,257)	(2,757)
Net cash (used in) provided by financing activities	(894)	1,244
Net increase in cash and cash equivalents and restricted cash	$8,415	$13,547

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities was $12.6 million for the nine months ended September 30, 2026 as compared to $15.1 million for the same period in 2025. The decrease is primarily due to (i) a decrease in subscription revenue, and (ii) the settlement payment related to the Putative Class Action discussed under Part II, Item 1. "Legal Proceedings" and related legal fees. This was partially offset by a decrease in advertising spend due to elevated advertising spend in 2025 related to our title sponsorship of F1® The Movie, which was released in theaters in June 2025.
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities was $3.3 million for the nine months ended September 30, 2026, consisting of software development costs and purchases of property and equipment and other assets. The increase compared to the same period in 2025 was primarily due to an increase in external contributor software development costs.
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used in financing activities was $0.9 million for the nine months ended September 30, 2026, primarily consisting of the repurchase and retirement of common stock primarily due to the Tender Offer and additional share repurchases described below. This was partially offset by (i) the change in customer funds, net, and (ii) proceeds from common stock purchased under the 2021 Stock Purchase and Matching Plan ("Matching Plan").
Net cash used in financing activities increased for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to the repurchase and retirement of common stock primarily due to the Tender Offer and additional share repurchases described below, partially offset by the change in customer funds, net.

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
As of September 30, 2026, we had $38.6 million remaining under the 2025 Share Repurchase Program, not including amounts used for net share settlement of vested equity incentive awards.
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
CREDIT FACILITIES
Letter of Credit Security Agreement
In October 2025, we entered into a Letter of Credit Facility and Security Agreement (the “LOC Security Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”) that included an irrevocable standby letter of credit (the "Letter of Credit") of $7.5 million originally issued in 2024 under the Company’s now-terminated loan and security agreement. The LOC Security Agreement, among other things, provides for the issuance of additional irrevocable standby letters of credit, and grants to CIBC, for the ratable benefit of the lenders, a security interest in substantially all of our assets and our subsidiaries. Under the LOC Security Agreement, the Letter of Credit expires in March 2027. The Letter of Credit automatically renews for successive one-year periods unless we or the issuing bank provide notice of non-renewal prior to the expiration date. No amounts had been drawn on the Letter of Credit as of September 30, 2026.
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
KEY BUSINESS METRICS
Paid Members
We believe that our ability to increase the number of paid members on our platform is a key component to our success as a business. Our customers pay for subscriptions on behalf of employees and contractors who use the platform, whom we refer to as paid members. We define paid members as the average number of users (employees, contractors, volunteers, team members, etc.) who are billed on Collect or Control plans during any particular quarter. For small and medium businesses or sole proprietors with only one employee, the business owner may also be the only paid member.
The following table sets forth the average number of paid members for each of the periods presented (in thousands):

Three Months Ended	Paid members
September 30, 2026	630
September 30, 2025	642
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net loss excluding provision for income taxes, other income, net, depreciation and amortization, and stock-based compensation expense. We define adjusted EBITDA margin as adjusted EBITDA divided by revenue, net for the same period. We are focused on profitable growth and we consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses that are not indicative of the core operating performance of our business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except percentages)
Net loss	$(3,335)	$(2,315)	$(9,523)	$(14,272)
Net loss margin	(10)%	(7)%	(9)%	(13)%
Add:
Provision for income taxes	1,026	154	2,694	1,499
Other income, net	(367)	(96)	(740)	(1,309)
Depreciation and amortization	2,304	2,097	6,821	6,059
Stock-based compensation expense	6,448	6,663	19,636	21,580
Adjusted EBITDA	$6,076	$6,503	$18,888	$13,557
Adjusted EBITDA margin	18%	19%	19%	13%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except percentages)
Net loss	$(3,335)	$(2,315)	$(9,523)	$(14,272)
Net loss margin	(10)%	(7)%	(9)%	(13)%
Add:
Stock-based compensation expense	6,448	6,663	19,636	21,580
Non-GAAP net income	$3,113	$4,348	$10,113	$7,308
Non-GAAP net income margin	9%	12%	10%	7%

Free Cash Flow and Free Cash Flow Margin
We define free cash flow as net cash provided by (used in) operating activities excluding changes in settlement assets, net and settlement liabilities, reduced by the purchases of property and equipment and other assets and software development costs. We define free cash flow margin as free cash flow divided by revenue, net for the same period. We are focused on profitable growth and we consider free cash flow to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of the cash flows that are not indicative of the core operating performance of our business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except percentages)
Net cash provided by (used in) operating activities	$4,015	$(980)	$12,566	$15,060
Operating cash flow margin	12%	(3)%	12%	14%
Changes in settlement assets and liabilities:
Settlement assets, net	1,158	(336)	4,479	5,658
Settlement liabilities	(1,097)	3,629	(1,575)	(1,318)
Less:
Purchase of property and equipment and other assets	(227)	—	(227)	(17)
Software development costs	(539)	(1,085)	(3,030)	(2,740)
Free cash flow	$3,310	$1,228	$12,213	$16,643
Free cash flow margin	10%	4%	12%	16%

Contractual Obligations and Commitments
As of September 30, 2026, there have been no material changes in our contractual obligations and commitments as disclosed in our 2025 Annual Report.
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
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Part II - Other Information
Item 1. Legal Proceedings
On November 29, 2023, a putative securities class action (the “Putative Class Action”) was filed in the United States District Court for the District of Oregon captioned Wilhite v. Expensify, Inc., et al., Case No. 3:23-cv-01784-JR, naming us, our executive officers and several of our current and former directors as defendants (collectively, the “Defendants”). The lawsuit was purportedly brought on behalf of all those who purchased or acquired our stock pursuant or traceable to our initial public offering (“IPO”). The complaint alleged claims under Sections 11 and 15 of the Securities Act of 1933 based on allegedly false or misleading statements in the offering documents filed in connection with our IPO. The lawsuit sought unspecified damages and other relief. On January 29, 2024, three shareholders moved to be appointed lead plaintiff in the Putative Class Action. The court appointed a lead plaintiff and lead counsel on March 11, 2024. Pursuant to the parties’ stipulation, the lead plaintiff’s amended complaint was filed May 10, 2024 (the “Amended Complaint”), naming six of our current board members as additional defendants (together with the Defendants, the “Amended Defendants”). Amended Defendants’ motion to dismiss the amended complaint was filed on July 9, 2024. The lead plaintiff’s opposition was filed on September 6, 2024, and the Amended Defendants’ reply was filed on October 18, 2024. On December 30, 2024, the magistrate judge issued findings and recommendation that the Amended Defendants’ motion to dismiss be granted in part and denied in part. The lead plaintiff and Amended Defendants each filed objections to the magistrate judge’s findings and recommendation on January 21, 2025, and responses to the objections on February 4, 2025. On March 24, 2025, the Court adopted, with limited modification, the magistrate’s findings and recommendations to grant in part and deny in part Defendants’ motion to dismiss the Amended Complaint.
On December 17, 2025, after conducting mediation within the discovery phase of the lawsuit, the parties reached an agreement-in-principle to settle all claims in the Putative Class Action for an aggregate sum of $9.5 million. On February 12, 2026, lead plaintiff filed a stipulation of settlement and an unopposed motion for preliminary approval of settlement. On February 23, 2026, the Court granted preliminary approval of the settlement. On April 28, 2026, lead plaintiff filed a motion for final approval of the settlement, as well as motion for attorneys' fees. A hearing for the final approval of the settlement was held on June 30, 2026 at which time final approval was granted by the Court. During the nine months ended September 30, 2026, the Company deposited $9.5 million into escrow for the proposed settlement, which consisted of $2.6 million paid by the Company and $6.9 million recovered under the Company's applicable insurance policies.
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
On March 20, 2026, a shareholder derivative lawsuit was filed in the United States District Court for the District of Oregon captioned Mangiagli v. Barrett, et al., Case No. 3:26-cv-00544 (the “Mangiagli Action”), purportedly on our behalf against the Derivative Defendants and asserting substantively the same claims as those asserted in the O’Halloran Action and the Choi Action. On August 17, 2026, the Court granted the parties' stipulation to continue the stay of the Mangiagli Action. The Derivative Defendants deny the allegations of wrongdoing and will continue to vigorously defend against the claims in the Mangiagli Action.
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
Although we have regained compliance with the Minimum Bid Price Requirement, it is possible that we could fall out of compliance again in the future. If we fail to meet all applicable Nasdaq requirements in the future and Nasdaq determines to delist our common stock, which would adversely impact liquidity of our Class A common stock and potentially result in an even lower share price for our Class A common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information regarding our purchases of shares of Class A common stock during the three months ended September 30, 2026:

	Total number of shares purchased	Weighted average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)
July 1 - 31, 2026	722,121	$1.75	722,121	$38,574,421
August 1 - 31, 2026	—	$—	—	$38,574,421
September 1 - 30, 2026	—	$—	—	$38,574,421
Total	722,121		722,121

(1)Average price paid per share for purchases of shares of Class A common stock transactions excludes transaction costs and excise taxes.
(2)On February 27, 2025, we announced the approval of a share repurchase program with authorization to purchase up to $50.0 million of our Class A common stock at management’s discretion that expires on March 31, 2028, does not obligate us to repurchase any specific number of shares and may be modified, suspended or terminated at any time at our discretion. As of September 30, 2026, we had $38.6 million remaining under the share repurchase authorization.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference

Exhibit No.	Name	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-41043	3.1	August 6, 2026

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-41043	3.2	November 15, 2021

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

32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPENSIFY, INC.

Date: November 5, 2026	By:	/s/ David Barrett
David Barrett
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Ryan Schaffer
Ryan Schaffer
Chief Financial Officer
(Principal Financial Officer)